Form 10QSB
period 1999-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2000-02-14
CIK 1022505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______.

                         Commission File Number 0-28745

                         NATIONAL SCIENTIFIC CORPORATION
        (Exact name of small business issuer as specified in its Charter)

           Texas                                                 86-0837077
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                4455 East Camelback Road, E160, Phoenix, AZ 85018
          (Address of Principal Executive Offices, including Zip Code)

                   Issuer's telephone number: 602-954-1492

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

42,930,889 shares of Common Stock, par value $.01 per share, were outstanding at February 15, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information

     Item 1 - Financial statements (unaudited)

              Balance Sheet - December 31, 1999                            3

              Statements of Operations - Three Months ended
              December 31, 1999 and 1998 and Cumulative from
              October 1, 1997 (Inception) through December 31, 1999        4

              Statements of Cash Flows - Three Months ended
              December 31, 1999 and 1998 and Cumulative from
              October 1, 1997 (Inception) through December 31, 1999        5

              Statements of Changes in Shareholders' Equity -
              Fiscal Years ended September 30, 1999 and 1998
              and Quarter ended December 31, 1999                          6

              Notes to Financial Statements                                7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition  and Results of Operations                         9

Part II - Other Information

     Item 2 - Changes in Securities and Use of Proceeds                   11

     Item 5 - Other Information                                           11

     Item 6 - Exhibits and reports on Form 8-K                            11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                                December 31, 1999


                                     ASSETS
                                                                       1999
                                                                   -----------
Current assets:
  Cash and cash equivalents                                        $   702,521
                                                                   -----------
      Total current assets                                             702,521
                                                                   -----------
Property and equipment, net                                              3,006
                                                                   -----------
                                                                   $   705,527
                                                                   ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                            $    15,546
  Accrued interest                                                      11,280
  Note payable                                                         110,000

                                                                   -----------
      Total current liabilities                                        136,826
                                                                   -----------

                                                                   -----------
Shareholders' equity, (deficit):
  Preferred stock, $.10 par value; 4,000,000 shares
    authorized, No shares issued and outstanding                            --
  Common stock, par value $.01; 80,000,000 shares
    authorized, 42,930,889 shares issued and outstanding               429,309
  Additional paid-in-capital                                         4,605,049
  Deficit accumulated during the development stage                  (2,065,977)
  Accumulated deficit                                               (2,394,680)
  Receivable for return of stock                                        (5,000)
                                                                   -----------
                                                                       568,701
                                                                   -----------
                                                                   $   705,527
                                                                   ===========

                 See Accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Operations
             For the Quarters Ended December 31, 1999 and 1998, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                            Through December 31, 1999

                                                                                  Cumulative
                                                                                  Development
                                                     1999            1998            Stage
                                                  -----------     -----------     -----------
Revenues                                          $        --     $        --     $        --
                                                  -----------     -----------     -----------
Costs and expenses
 Consulting fees, related party                       405,000          44,450         935,775
 Salaries and benefits                                     --              --          73,706
 Research and development                              78,027          17,877         529,557
 Stock compensation                                    50,320              --         155,276
 Other                                                 62,324          16,833         334,585
                                                  -----------     -----------     -----------
                                                      595,671          79,160       2,028,899
                                                  -----------     -----------     -----------

Net loss from operations                             (595,671)        (79,160)     (2,028,899)
                                                  -----------     -----------     -----------
Other income (expense)
 Interest and other income                              4,074              --           5,354
 Interest expense                                      (2,750)             --         (13,877)
 Loss on disposal of assets                                --              --         (28,555)
                                                  -----------     -----------     -----------
                                                        1,324              --         (37,078)
                                                  -----------     -----------     -----------

Net loss before income tax benefit                   (594,347)        (79,160)     (2,065,977)

Provision for income taxes (benefit)                       --              --              --
                                                  -----------     -----------     -----------

Net loss                                          $  (594,347)    $   (79,160)    $(2,065,977)
                                                  ===========     ===========     ===========

Net loss per common share, basic and diluted      $     (0.01)    $        --
                                                  ===========     ===========

                 See Accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
             For the Quarters Ended December 31, 1999 and 1998, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                            Through December 31, 1999

                                                                                       Cumulative
                                                                                       Development
                                                          1999            1998            Stage
                                                       -----------     -----------     -----------
Cash flows from operating activities:
 Net loss                                              $  (594,347)    $   (79,160)    $(2,065,977)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                                 334             334           8,561
  Loss on disposal of assets                                    --              --          28,555
  Stock issued for services                                474,820          20,413       1,192,797
  Decrease in receivables                                       --          12,500          30,000
  Decrease in prepaid expenses and deposits                     --              --          10,571
  Decrease in accounts payable and accrued expenses         (4,371)         (5,606)         (7,033)
  Increase in accrued interest                               2,750              --          11,280
                                                       -----------     -----------     -----------
      Net cash used in operating activities               (120,814)        (51,519)       (791,246)
                                                       -----------     -----------     -----------
Cash flows from investing activities:
 Proceeds from the sale of furniture and equipment              --              --           4,660
                                                       -----------     -----------     -----------
Cash flows from financing activities:
 Repayment of shareholder loans                                 --              --         (10,000)
 Proceeds from the issuance of common stock                750,000              --         748,181
 Proceeds from the issuance of preferred stock                  --          55,000         482,500
 Proceeds from exercise of common stock options             11,150              --         264,808
                                                       -----------     -----------     -----------
      Net cash provided by financing activities            761,150          55,000       1,485,489
                                                       -----------     -----------     -----------

Net increase in cash and cash equivalents                  640,336           3,481         698,903

Cash and cash equivalents, beginning of year                62,185          21,735           3,618
                                                       -----------     -----------     -----------
Cash and cash equivalents, end of year                 $   702,521          25,216         702,521
                                                       ===========     ===========     ===========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                 $        --     $        --     $     2,597
                                                       ===========     ===========     ===========
Cash paid during the year for income taxes             $        --     $        --     $        --
                                                       ===========     ===========     ===========

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 1998, the Company sold equipment for $4660 in cash, with the purchaser assuming $9,252 in lease obligations.

During the year-ended September 30, 1999, the Company issued 451,440 shares of restricted common stock to a Director in exchange for 320,000 shares of unrestricted common stock.

During the quarter-ended December 31, 1999, the Company issued 1,128,600 shares of restricted common stock to a Director in exchange for 580,000 shares of unrestricted common stock.

                 See Accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
        Unaudited Statements of Changes in Shareholders' Equity (Deficit)
              For the Years Ended September 30, 1999 and 1998, and
                     For the Quarter Ended December 31, 1999

                                             Common Stock       Preferred Stock
                                         --------------------  -----------------  Additional                Development
                                          Number of            Number of            Paid-In   Accumulated     Stage
                                           Shares     Amount    Shares    Amount    Capital     Deficit       Deficit      Total
                                           ------     ------    ------    ------    -------     -------       -------      -----
Balance September 30, 1997               17,847,292  $178,473       --       --    2,160,780   (2,394,680)          --    (55,427)
Stock issued for services                 3,487,557    34,875       --       --      335,473           --           --    370,348
Private placement of preferred stock             --        --   49,500    4,950      242,550           --           --    247,500
Exercise of warrants and options            547,000     5,470       --       --      100,888           --           --    106,358
Conversion of preferred to common stock   3,450,000    34,500  (34,500)  (3,450)     (31,050)          --           --         --
Contributed capital                              --        --       --       --       14,850           --           --     14,850
Net loss                                         --        --       --       --           --           --     (772,545)  (772,545)
                                         ----------  --------  -------   ------   ----------   ----------   ----------   --------

Balance, September 30, 1998              25,331,849   253,318   15,000    1,500    2,823,491   (2,394,680)    (772,545)   (88,916)
                                         ----------  --------  -------   ------   ----------   ----------   ----------   --------
Stock issued for  services                3,165,000    31,650       --       --      315,979           --           --    347,629
Preferred stock offering                         --        --   47,000    4,700      230,300           --           --    235,000
Exercise of warrants and options            496,000     4,960       --       --       27,490           --           --     32,450
Private placement of common stock           400,000     4,000       --       --       96,000           --           --    100,000
Conversion of preferred to common stock   6,200,000    62,000  (62,000)  (6,200)     (55,800)          --           --         --
Common stock issued to collateralize
 loan                                       500,000     5,000       --       --           --           --           --      5,000
Stock converted by director's
 family member                              451,440     4,515       --       --       (4,515)          --           --         --
Net loss                                         --        --       --       --           --           --     (699,085)  (699,085)
                                         ----------  --------  -------   ------   ----------   ----------   ----------   --------

Balance, September 30, 1999              36,544,289   365,443       --       --    3,432,945   (2,394,680)  (1,471,630)   (67,922)
                                         ----------  --------  -------   ------   ----------   ----------   ----------   --------
Stock issued for  services                1,375,000    13,750       --       --      461,070           --           --    474,820
Preferred stock offering                         --        --       --       --           --           --           --         --
Exercise of warrants and options            118,000     1,180       --       --        9,970           --           --     11,150
Private placement of common stock         3,765,000    37,650       --       --      712,350           --           --    750,000
Stock converted by director's
 family member                            1,128,600    11,286       --       --      (11,286)          --           --         --
Net loss                                         --        --       --       --           --           --     (594,347)  (594,347)
                                         ----------  --------  -------   ------   ----------   ----------   ----------   --------

Balance, December 31, 1999               42,930,889   429,309       --       --    4,605,049   (2,394,680)  (2,065,977)   573,701
                                         ==========  ========  =======   ======   ==========   ==========   ==========   ========
Receivable for return of stock                                                                                             (5,000)
                                                                                                                         --------
                                                                                                                          568,701
                                                                                                                         ========

                 See Accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 1999 and 1998



1. BASIS OF PRESENTATION

   The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB, as amended, for the fiscal year ended September 30, 1999.

2. ISSUANCE OF COMMON STOCK

   During the quarter ended December 31, 1999, the Company received $750,000 from a private placement of common stock. In conjunction with the offering, the Company issued 600,000 shares of restricted stock valued at $72,000 to a principal and a consultant of the Company. The Company also issued 500,000 shares of restricted common stock to consultants as compensation for services. The stock was valued at 50% of the market price of the stock on the dates granted and earned.

3. STOCK OPTIONS

   The Company from time to time issues stock options for the purchase of restricted stock to directors, officers, employees and consultants. The Company does not have a qualified stock option plan for its executives and employees.

   The Company adopted Statement of Financial  Accounting Standards No. 123 (FAS
   123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Under the terms of the Company's stock options granted to certain directors, officers and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At December 31, 1999, all outstanding stock options had been deemed vested, and were fully exercisable at fiscal year end.

   In accordance with FAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 2.5 years. Expected volatility was assumed to be 50% in 1999.

                                                                    Weighted
                                                      Number        Average
                                                        of          Exercise
                                                      Shares         Price
                                                      ------         -----

   Options Outstanding, September 30, 1999            92,000         $ .10
     Granted                                         256,000           .09
     Exercised                                      (118,000)          .09
                                                   ---------
   Options Outstanding, December 31, 1999            230,000           .10
                                                   =========

4. NET LOSS PER SHARE

   Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 40,532,808 and 27,321,904 for the quarters ended December 31, 1999 and 1998, respectively. Stock options and warrants are considered anti-dilutive and were not considered in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information stated under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to make available to ourselves certain "safe harbor" provisions of the Act and we are including this special note to enable us to do so.

Forward-looking statements in the Form 10-QSB or those included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

We are a development stage company and, therefore, have no revenues to report for the periods indicated above.

During the quarter ended December 31, 1999, we completed our private offering of August 1, 1999. We raised a total of $830,000 for the entire offering, with $750,000 of this coming in the quarter ended December 31, 1999.

We believe that our cash position of $702,521 as of December 31, 1999, to be sufficient to continue operations for the next twelve months without the need to raise additional funds. Such future requirements are based upon management's best estimates based upon current conditions and the most recent results of operations.

In the next twelve months, we expect to increase research and development expenditures with additional staffing under our chief technical consultant, Dr. El-Sharawy. The purpose of these additional expenditures is to bring our existing products closer to the point of market readiness by producing working prototypes along with design and process specifications. There can be no assurance that we will be successful in completing these tasks in the time period estimated.

Operating expenses for the three months ended December 31, 1999 of $595,671 are up from the similar period ended December 31, 1998, which were $79,160. This increase, over the similar period last year, was primarily due to the increase in stock compensation to consultants and a principal for the completion of specific patent related projects and completion of the August 1, 1999 private offering.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1999, we completed our private offering of August 1, 1999. The gross proceeds of the offering were $830,000. We believe we presently have sufficient capital to fund our operations. Additional capital may be received as a result of the exercise of warrants to acquire 9,650,000 shares of restricted common stock. The warrants expire on December 31, 2000 and were issued in conjunction with our private offering of March 15, 1998, at an exercise price of $1.00 per share. There can be no assurance, however, that any of these warrants will be exercised.

Cash used in operations was $120,814 for the three months ended December 31, 1999 compared with $51,519 for the three month period ended December 31, 1998. A substantial portion of this increase can be attributed to the costs associated with the work done to bring about the filing of our Form 10-SB on December 30, 1999.

YEAR 2000

We have conducted a review to identify which systems, both internal and external, may be affected by the "Year 2000" problem. The majority of our business processing applications operate on individual personal computer systems. We believe that the hardware and operating systems are now Year 2000 compliant as of December 31, 1999. If the current systems are not fully Year 2000 compliant, we estimate that the cost associated with becoming Year 2000 compliant will not materially affect our future operating results or financial condition.

                            PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 31, 1999, we completed our private offering of August 1, 1999. A total of $830,000 was raised during the offering. We sold 4,165,000 shares of restricted common stock at an average price of $.20 per share for the entire offering. Of these totals, $750,000 was raised and 3,765,000 shares were sold for the quarter ended December 31, 1999.

As part of this offering, we also issued 4,250,000 warrants to purchase a restricted share of common stock at a price of $1.50 for each warrant. These warrants are immediately exercisable and they all expire on December 31, 2001. No warrants have been exercised as of the date of this filing. The shares were sold in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D.

In addition, during the quarter ending December 31, 1999, 1,375,000 restricted shares of common stock were issued to consultants and a principal for services, including 600,000 restricted shares issued to a consultant and a principal for their completion of the private offering of August 1, 1999; 118,000 restricted shares of common stock were issued due to the exercising of options granted to consultants; and 1,128,600 restricted shares of common stock were issued to a principal as final payment for use of his family's unrestricted common stock for the private offering of August 1, 1999.

ITEM 5. OTHER INFORMATION

Since the filing of Form 10-SB on December 30, 1999, our Form 10-SB amendment on January 19, 2000 and prior to the filing of this Form 10-QSB, we have learned that the U.S. Patent and Trademark Office has issued two additional patents on the company's behalf; patent 6,008,694 for our Distributed Amplifier And Method Therefor was issued on December 28, 1999 and patent 6,013,939 for our Monolithic Inductor With Magnetic Flux Lines Guided Away From Substrate was issued on January 11, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 -- Financial Data Schedule

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL SCIENTIFIC CORPORATION



Date: February 15, 2000                 /s/ L.L. Ross
                                        ----------------------------------------
                                        L.L Ross
                                        Chairman of the Board, President & Chief
                                        Executive Officer



                                        /s/ Vernon M. Traylor
                                        ----------------------------------------
                                        Vernon M. Traylor
                                        Corporate Secretary