Form 10QSB
period 2000-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2000-05-08
CIK 1022505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______.

                         Commission File Number 0-28745


                         NATIONAL SCIENTIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

                  Texas                                        86-0837077
       (State or other jurisdiction                          (IRS Employer
     of incorporation or organization)                   (Identification Number)


4455 East Camelback Road, E160, Phoenix, AZ                      85018
 (Address of principal executive offices)                      (Zip Code)


                                  602-954-1492
                (Registrant's phone number, including area code)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

There were 44,527,686 shares of Common Stock, par value $.01 per share, outstanding at May 05, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information

     Item 1 - Financial statements (unaudited)

     Balance Sheet - March 31, 2000

     Statements of Operations - Three Months ended March 31, 2000 and 1999 and Six Months ended March 31, 2000 and 1999 and Cumulative from October 1, 1997 (Inception) through March 31, 2000

     Statements of Cash Flows - Six Months ended March 31, 2000 and 1999 and Cumulative from October 1, 1997 (Inception) through March 31, 2000

     Statements of Changes in Shareholders' Equity - Fiscal Years ended September 30, 1999 and 1998 and six months ended March 31, 2000

     Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 2 - Changes in Securities and Use of Proceeds

     Item 5 - Other Information

     Item 6 - Exhibits and reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                                 March 31, 2000

                                     ASSETS

                                                                       2000
                                                                    -----------
Current assets:
  Cash and cash equivalents                                         $ 2,023,467
  Other assets                                                            4,174
                                                                    -----------
      Total current assets                                            2,027,641

Property and equipment, net                                               2,672
                                                                    -----------
                                                                    $ 2,030,313
                                                                    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                             $    48,586
                                                                    -----------
      Total current liabilities                                          48,586
                                                                    -----------
Shareholders' equity (deficit):
  Preferred stock, $.10 par value; 4,000,000 shares authorized
    No shares issued and outstanding                                         --
  Common stock, par value $.01; 80,000,000 shares authorized,
    44,255,186 shares issued and outstanding                            442,552
  Additional paid-in-capital                                          6,368,275
  Deficit accumulated during the development stage                   (2,434,420)
  Accumulated deficit                                                (2,394,680)
                                                                    -----------
                                                                      1,981,727
                                                                    -----------
                                                                    $ 2,030,313
                                                                    ===========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Operations
    For the Quarters Ended and Six Months Ended March 31, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                             Through March 31, 2000

                                              Three Month      Three Month       Six Months      Six Months     Cumulative
                                                 Ended            Ended            Ended            Ended       Development
                                             March 31, 2000   March 31, 1999   March 31, 2000   March 31, 1999     Stage
                                               ----------       ----------       ----------       ----------     ----------
Revenues                                       $       --               --               --               --             --
                                               ----------       ----------       ----------       ----------     ----------
Costs and expenses
  Consulting fees, related party                  115,540           33,500          520,540           77,950      1,051,315
  Salaries and benefits                                --               --               --               --         73,706
  Research and development                        218,259           38,419          296,286           56,296        747,816
  Stock compensation                                   --               --           50,320               --        155,276
  Other                                            41,291           13,952          103,615           30,785        375,876
                                               ----------       ----------       ----------       ----------     ----------
                                                  375,090           85,871          970,761          165,031      2,403,989
                                               ----------       ----------       ----------       ----------     ----------
Net loss from operations                         (375,090)         (85,871)        (970,761)        (165,031)    (2,403,989)
                                               ----------       ----------       ----------       ----------     ----------
Other income (expense)
  Interest and other income                         9,086               --           13,160               --         14,440
  Interest expense                                 (2,439)          (2,758)          (5,189)          (2,758)       (16,316)
  Loss on disposal of assets                           --               --               --               --        (28,555)
                                               ----------       ----------       ----------       ----------     ----------
                                                    6,647           (2,758)           7,971           (2,758)       (30,431)
                                               ----------       ----------       ----------       ----------     ----------
Net loss before income tax benefit               (368,443)         (88,629)        (962,790)        (167,789)    (2,434,420)
Provision for income taxes (benefit)                   --               --               --               --             --
                                               ----------       ----------       ----------       ----------     ----------
Net loss                                       $ (368,443)         (88,629)      $ (962,790)        (167,789)    (2,434,420)
                                               ==========       ==========       ==========       ==========     ==========

Net loss per common share, basic and diluted   $    (0.01)              --       $    (0.02)           (0.01)
                                               ==========       ==========       ==========       ==========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
              For the Six Months Ended March 31, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                             Through March 31, 2000

                                                                   Six Months       Six Months     Cumulative
                                                                     Ended            Ended        Development
                                                                 March 31, 2000   March 31, 1999      Stage
                                                                   ----------       ----------      ----------
Cash flows from operating activities:
  Net loss                                                           (962,790)        (167,789)     (2,434,420)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                                         668              668           8,895
     Loss on disposal of assets                                            --               --          28,555
     Stock issued for services                                        598,289           20,913       1,316,266
     Decrease in receivables                                               --           12,500          30,000
     (Increase)decrease in other assets                                (4,174)          (1,060)          6,397
     Increase(decrease) in accounts payable and accrued expenses       28,669            1,483          26,007
     Increase (decrease) in accrued interest expense                   (8,530)           2,750              --
                                                                   ----------       ----------      ----------
        Net cash used in operating activities                        (347,868)        (130,535)     (1,018,300)
                                                                   ----------       ----------      ----------
Cash flows from investing activities:
  Proceeds from the sale of furniture and equipment                        --               --           4,660
                                                                   ----------       ----------      ----------
Cash flows from financing activities:
  Repayment of shareholder loans                                           --               --         (10,000)
  Repayment of notes payable                                         (110,000)              --        (110,000)
  Repayment of capital lease obligations                                   --               --          (1,819)
  Proceeds from the issuance of common stock                        2,397,500               --       2,395,681
  Proceeds from the issuance of preferred stock                            --          150,000         482,500
  Proceeds from exercise of common stock options                       21,650              450         277,127
                                                                   ----------       ----------      ----------
        Net cash provided by financing activities                   2,309,150          150,450       3,033,489
                                                                   ----------       ----------      ----------
Net increase in cash and cash equivalents                           1,961,282           19,915       2,019,849

Cash and cash equivalents, beginning of period                         62,185           21,735           3,618
                                                                   ----------       ----------      ----------
Cash and cash equivalents, end of period                            2,023,467           41,650       2,023,467
                                                                   ==========       ==========      ==========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
              For the Six Months Ended March 31, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                             Through March 31, 2000


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                                               Cumulative
                                                                               Development
                                             March 31, 2000   March 31, 1999      Stage
                                             --------------   --------------      -----
Cash paid during the year for interest            13,720              --          16,317
                                                 =======         =======         =======
Cash paid during the year for income taxes            --              --              --
                                                 =======         =======         =======

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 1998, the Company sold equipment for $4,660 in cash, with the purchaser assuming $9,252 in lease obligations.

During the year-ended September 30, 1999, the Company issued 451,440 shares of restricted common stock to a Director in exchange for 320,000 shares of unrestricted common stock.

During the quarter-ended December 31, 1999, the Company issued 1,128,600 shares of restricted common stock to a Director's family member in exchange for 580,000 shares of unrestricted common stock.

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
        Unaudited Statements of Changes in Shareholders' Equity (Deficit)
              For the Years Ended September 30, 1999 and 1998, and
                     For the Six Months Ended March 31, 2000

                                          Common Stock          Preferred Stock
                                      ---------------------    -----------------   Additional                Development
                                      Number of               Number of             Paid-In     Accumulated     Stage
                                        Shares      Amount     Shares    Amount     Capital       Deficit      Deficit      Total
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------
Balance September 30, 1997            17,847,292   $178,473         --        --    2,160,780   (2,394,680)          --     (55,427)

Stock issued for services              3,487,557     34,875         --        --      335,473           --           --     370,348

Private placement of preferred stock          --         --     49,500     4,950      242,550           --           --     247,500

Exercise of warrants and options         547,000      5,470         --        --      100,888           --           --     106,358

Conversion of preferred to
  common stock                         3,450,000     34,500    (34,500)   (3,450)     (31,050)          --           --          --

Contributed capital                           --         --         --        --       14,850           --           --      14,850

Net loss                                      --         --         --        --           --           --     (772,545)   (772,545)
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------
Balance, September 30, 1998           25,331,849    253,318     15,000     1,500    2,823,491   (2,394,680)    (772,545)    (88,916)
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
       Statements of Changes in Shareholders' Equity (Deficit), continued
              For the Years Ended September 30, 1999 and 1998, and
                     For the Six Months Ended March 31, 2000

                                          Common Stock          Preferred Stock
                                      ---------------------    -----------------   Additional                Development
                                       Number of              Number of             Paid-In    Accumulated      Stage
                                        Shares      Amount     Shares     Amount    Capital      Deficit       Deficit      Total
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------
Balance, September 30, 1998           25,331,849    253,318     15,000     1,500    2,823,491   (2,394,680)    (772,545)    (88,916)

Stock issued for  services             3,165,000     31,650         --        --      315,979           --           --     347,629

Preferred stock offering                      --         --     47,000     4,700      230,300           --           --     235,000

Exercise of warrants and options         496,000      4,960         --        --       27,490           --           --      32,450

Private placement of common stock        400,000      4,000         --        --       96,000           --           --     100,000

Conversion of preferred to
  common stock                         6,200,000     62,000    (62,000)   (6,200)     (55,800)          --           --          --

Common stock issued to
  collateralize loan                     500,000      5,000         --        --           --           --           --       5,000

Stock converted by director's
  family member                          451,440      4,515         --        --       (4,515)          --           --          --

Net loss                                      --         --         --        --           --           --     (699,085)   (699,085)
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------
Balance, September 30, 1999           36,544,289    365,443         --        --    3,432,945   (2,394,680)  (1,471,630)    (67,922)
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
       Statements of Changes in Shareholders' Equity (Deficit), continued
              For the Years Ended September 30, 1999 and 1998, and
                     For the Six Months Ended March 31, 2000

                                          Common Stock          Preferred Stock
                                      ---------------------    -----------------   Additional                Development
                                      Number of               Number of             Paid-In    Accumulated      Stage
                                        Shares      Amount     Shares     Amount    Capital       Deficit      Deficit      Total
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------
Balance, September 30, 1999           36,544,289    365,443         --        --    3,432,945   (2,394,680)  (1,471,630)    (67,922)

Stock issued for  services             1,491,797     14,918         --        --      583,371           --           --     598,289

Exercise of warrants and options       1,825,500     18,255         --        --    1,650,895           --           --   1,669,150

Private placement of common stock      3,765,000     37,650         --        --      712,350           --           --     750,000

Stock converted by director's
  family member                        1,128,600     11,286         --        --      (11,286)          --           --          --

Common stock to collateralize
  loan - retired                        (500,000)    (5,000)        --        --           --           --           --      (5,000)

Net loss                                      --         --         --        --           --           --     (962,790)   (962,790)
                                      ----------   --------    -------   -------   ----------   ----------   ----------   ---------
Balance, March 31, 2000               44,255,186    442,552         --        --    6,368,275   (2,394,680)  (2,434,420)  1,981,727
                                      ==========   ========    =======   =======   ==========   ==========   ==========   =========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2000 and 1999


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB for the fiscal year ended September 30, 1999.

2.   ISSUANCE OF COMMON STOCK

     During the six months ended March 31, 2000, the Company received $750,000 from a private placement of common stock. In conjunction with the offering, the Company issued 600,000 shares of restricted stock valued at $72,000 to a principal and a consultant of the Company. The Company also issued 891,797 shares of restricted common stock to consultants as compensation for services. The stock was valued at 50% of the market price of the stock on the dates granted and earned.

3.   STOCK OPTIONS

     The Company from time to time issues stock options for the purchase of restricted stock to directors, officers, employees and consultants. The Company does not have a qualified stock option plan for its executives and employees.

     The Company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Under the terms of the Company's stock options granted to certain directors, officers and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At March 31, 2000, all outstanding stock options had been deemed vested, and were fully exercisable at fiscal year end.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2000 and 1999


3.   STOCK OPTIONS, CONTINUED

     In accordance with FAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 2.5 years. Expected volatility was assumed to be 50% as of the date of issue in 1999.

                                                                      Weighted
                                                           Number      Average
                                                             Of       Exercise
                                                           Shares       Price
                                                          --------     -------
     Options Outstanding, September 30, 1999                92,000     $   .10
       Granted                                             256,000         .09
       Exercised                                          (223,000)        .09
                                                          --------
     Options Outstanding, March 31, 2000                   125,000         .10
                                                          ========

4.   NET LOSS PER SHARE

     Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 41,898,332 and 31,442,371 for the six months ended March 31, 2000 and 1999, respectively. Stock options and warrants are considered anti-dilutive and were not considered in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information stated under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to make available to ourselves certain "safe harbor" provisions of the Act and we are including this special note to enable us to do so.

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

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

We are a development stage company and, therefore, have no revenues to report for the periods indicated above.

During the six months ended March 31, 2000, we completed our private offering of August 1, 1999. We raised a total of $830,000 for the entire offering, with $750,000 of this coming in the quarter ended December 31, 1999.

We believe that our cash position of $2,023,467 as of March 31, 2000, to be sufficient to continue operations for the next twelve months without the need to raise additional funds. Such future requirements are based upon management's best estimates based upon current conditions and the most recent results of operations.

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

Operating expenses for the six months ended March 31, 2000 of $970,761 are up from the similar period ended March 31, 1999, which were $165,031. This increase, over the similar period last year, was primarily due to the increase in stock compensation to consultants and a principal for the completion of specific patent related projects and completion of the August 1, 1999 private offering, along with an increase in research and development costs.

Liquidity and Capital Resources

On December 31, 1999, we completed our private offering of August 1, 1999. The gross proceeds of the offering were $830,000. We believe we presently have sufficient capital to fund our operations. Additional capital of $1,512,500 was received for the three months ended March 31, 2000, as a result of the exercise of a portion of the warrants to acquire 9,650,000 shares of restricted common stock. The warrants expire on December 31, 2000 and were issued in conjunction with our private offering of March 15, 1998, at an exercise price of $1.00 per share. We expect that more of these warrants will be exercised prior to their expiration; however, there can be no assurance that any more of these warrants will be exercised.

Additionally, $135,000 was received for the three months ended March 31, 2000, as a result of the exercise of a portion of the warrants to acquire 4,250,000 shares of restricted common stock. The warrants expire on December 31, 2001 and were issued in conjunction with our private offering of August 1, 1999, at an exercise price of $1.50 per share. We expect that more of these warrants will be exercised prior to their expiration; however, there can be no assurance that any more of these warrants will be exercised.

Cash used in operations was $347,868 for the six months ended March 31, 2000 compared with $130,535 for the six month period ended March 31, 1999. A substantial portion of this increase can be attributed to the costs associated with the work done to bring about the filing of our Form 10-SB on December 30, 1999.

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

Ninety thousand (90,000) warrants have been exercised as of the date of this filing. The shares were sold in reliance on the exemption provided by Sections 4
(2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D.

During the three months ended March 31, 2000, there were 1,512,500 warrants exercised at $1.00 each. These represent a portion of the 9,650,000 warrants issued in conjunction with our Private Offering of March 15, 1998. These warrants expire on December 31, 2000. Since March 31, 2000 and prior to the filing of this report, an additional 212,500 of these warrants have been exercised. The shares were sold in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D.

In addition, during the six months ended March 31, 2000, 1,491,797 restricted shares of common stock were issued to consultants and a principal for services, including 600,000 restricted shares issued to a consultant and a principal for their completion of the private offering of August 1, 1999; 223,000 restricted shares of common stock were issued due to the exercising of options granted to consultants; and 1,128,600 restricted shares of common stock were issued to a principal as final payment for use of his family's unrestricted common stock for the private offering of August 1, 1999.

ITEM 5. OTHER INFORMATION

Since the filing of Form 10-SB on December 30, 1999, our Form 10-SB amendment on January 19, 2000, our Form 10-QSB on February 14, 2000 and prior to the filing of this Form 10-QSB, we have learned that the U.S. Patent and Trademark Office has issued a Notice of Allowance on our Static Memory Cell With Load Circuit Using A Tunnel Diode patent application. We expect the patent number to be issued by the end of June 2000.

On April 7, 2000, the Board of Directors appointed James R. Upchurch to fill one of the outside director positions and Vernon M. Traylor, Corporate Secretary, to fill one of the vacant inside director positions. Mr. Upchurch is currently a Vice President/General Manager for Lucent Technologies in Phoenix, Arizona.

On April 13, 2000, a personal loan was made to L. L. Ross for  $200,000.00.  The note is due and payable in full on December 1, 2000 and carries an interest rate of ten percent (10%) per annum.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - Exhibit 27-Financial Data Schedule

(b)  Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL SCIENTIFIC CORPORATION
DATE May 05, 2000

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