Form 10QSB
period 2000-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2000-08-14
CIK 1022505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _______ to _______.

                         Commission File Number 0-28745

                         NATIONAL SCIENTIFIC CORPORATION

                   Texas                                       86-0837077
       (State or other jurisdiction                           (IRS Employer
      of incorporation or organization                    Identification Number)

4455 East Camelback Road, E160, Phoenix, AZ                       85018
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

Yes [X] No [ ]

There were 45,154,018 shares of Common Stock, par value $.01 per share, were outstanding at August 4, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information .............................................  3

     Item 1 - Financial statements (unaudited) .............................  3

          Balance Sheet - June 30, 2000 ....................................  3

          Statements of Operations - Three Months ended June
          30, 2000 and 1999 and Nine  Months  ended June 30,
          2000 and 1999 and Cumulative  from October 1, 1997
          (Inception) through June 30, 2000 ................................  4

          Statements  of Cash Flows - Nine Months ended June
          30, 2000 and 1999 and  Cumulative  from October 1,
          1997 (Inception) through June 30, 2000 ...........................  5

          Statements  of Changes in  Shareholders'  Equity -
          Fiscal Years ended September 30, 1999 and 1998 and
          nine months ended June 30, 2000 ..................................  6

          Notes to Financial Statements ....................................  9

     Item  2  -  Management's  Discussion  and  Analysis  of
     Financial Condition and Results of Operations ......................... 11

Part II - Other Information ................................................ 12

     Item 2 - Changes in Securities and Use of Proceeds .................... 12

     Item 5 - Other Information ............................................ 13

     Item 6 - Exhibits and reports on Form 8-K ............................. 13

Signatures ................................................................. 14

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                        Unaudited Condensed Balance Sheet
                                  June 30, 2000

                                     ASSETS
                                                                       2000
                                                                    -----------
Current assets:
  Cash and cash equivalents                                         $ 1,814,095
  Loans to shareholder                                                  200,000
  Other assets                                                           76,568
                                                                    -----------
      Total current assets                                            2,090,663

Property and equipment, net                                               2,338
                                                                    -----------

                                                                    $ 2,093,001
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $    22,863
                                                                    -----------
      Total current liabilities                                          22,863
                                                                    -----------
Shareholders' equity:
  Preferred stock, $.10 par value; 4,000,000 shares authorized
      No shares issued and outstanding                                       --
  Common stock, par value $.01; 80,000,000 shares authorized,
      44,907,040 shares issued and outstanding                          449,070
  Additional paid-in-capital                                          7,264,725
  Deficit accumulated during the development stage                   (3,248,977)
  Accumulated deficit                                                (2,394,680)
                                                                    -----------
                                                                      2,070,138
                                                                    -----------
                                                                    $ 2,093,001
                                                                    ===========

                 See accompanying notes to financial statements

                        NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Operations
    For the Quarters Ended and Nine Months Ended June 30, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                              Through June 30, 2000

                                               Three Month     Three Month    Nine Months    Nine Months     Cumulative
                                                  Ended           Ended          Ended          Ended        Development
                                              June 30, 2000   June 30, 1999   June 30, 2000  June 30, 1999     Stage
                                              -------------   -------------   -------------  -------------     -----
Revenues                                        $      --              --              --             --             --
                                                ---------      ----------      ----------     ----------     ----------
Costs and expenses
  Consulting fees, related party                   86,887          77,550         607,427        155,500      1,138,202
  Salaries and benefits                                --              --              --             --         73,706
  Research and development                        706,768          32,982       1,003,054         89,278      1,454,584
  Stock compensation                                   --              --          50,320             --        155,276
  Other                                            47,530          12,135         151,145         42,920        423,406
                                                ---------      ----------      ----------     ----------     ----------
                                                  841,185         122,667       1,811,946        287,698      3,245,174
                                                ---------      ----------      ----------     ----------     ----------

Net loss from operations                         (841,185)       (122,667)     (1,811,946)      (287,698)    (3,245,174)
                                                ---------      ----------      ----------     ----------     ----------
Other income (expense)
  Interest and other income                        26,628              --          39,788             --         41,068
  Interest expense                                     --          (2,749)         (5,189)        (5,507)       (16,316)
  Loss on disposal of assets                           --              --              --             --        (28,555)
                                                ---------      ----------      ----------     ----------     ----------
                                                   26,628          (2,749)         34,599         (5,507)        (3,803)
                                                ---------      ----------      ----------     ----------     ----------
Net loss before income tax benefit               (814,557)       (125,416)     (1,777,347)      (293,205)    (3,248,977)
Provision for income taxes (benefit)                   --              --              --             --             --
                                                ---------      ----------      ----------     ----------     ----------
Net loss                                        $(814,557)       (125,416)     (1,777,347)      (293,205)    (3,248,977)
                                                =========      ==========      ==========     ==========     ==========

Net loss per common share, basic and diluted    $    (0.02)            --      $    (0.04)         (0.01)
                                                ==========     ==========      ==========     ==========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Cash Flows
              For the Nine Months Ended June 30, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                              Through June 30, 2000

                                                      Nine Months   Nine Months    Cumulative
                                                         Ended         Ended       Development
                                                     June 30, 2000  June 30, 1999     Stage
                                                     -------------  -------------     -----
Cash flows from operating activities:
  Net loss                                             (1,777,347)    (293,205)    (3,248,977)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                            1,002        1,002          9,229
    Loss on disposal of assets                                 --           --         28,555
    Stock issued for services                           1,115,257       65,913      1,833,234
    Decrease in receivables                                    --       12,500         30,000
    Increase in other assets                              (76,568)      (1,060)       (65,997)
    Increase(decrease) in accounts payable
      and accrued expenses                                  2,946      (11,725)           284
    Increase (decrease) in accrued interest expense        (8,530)       5,500             --
                                                       ----------     --------     ----------
        Net cash used in operating activities            (743,240)    (221,075)    (1,413,672)
                                                       ----------     --------     ----------
Cash flows from investing activities:
  Proceeds from the sale of furniture and equipment            --           --          4,660
                                                       ----------     --------     ----------
                                                               --           --          4,660
                                                       ----------     --------     ----------
Cash flows from financing activities:
  Loans to shareholder                                   (200,000)          --       (210,000)
  Repayment of notes payable                             (110,000)          --       (110,000)
  Repayment of capital lease obligations                       --           --         (1,819)
  Proceeds from the issuance of common stock            2,773,000           --      2,771,181
  Proceeds from the issuance of preferred stock                --      220,000        482,500
  Proceeds from exercise of common stock options           32,150       15,650        287,627
                                                       ----------     --------     ----------
        Net cash provided by financing activities       2,495,150      235,650      3,219,489
                                                       ----------     --------     ----------
Net increase in cash and cash equivalents               1,751,910       14,575      1,810,477

Cash and cash equivalents, beginning of period             62,185       21,735          3,618
                                                       ----------     --------     ----------
Cash and cash equivalents, end of period                1,814,095       36,310      1,814,095
                                                       ==========     ========     ==========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

             Unaudited Statements of Changes in Shareholders' Equity
              For the Years Ended September 30, 1999 and 1998, and
                     For the Nine Months Ended June 30, 2000

                                     Common Stock        Preferred Stock
                               -----------------------  -----------------   Additional               Development
                                Number of               Number of            Paid-In    Accumulated     Stage
                                 Shares        Amount    Shares    Amount    Capital      Deficit      Deficit       Total
                                 ------        ------    ------    ------    -------      -------      -------       -----
Balance September 30, 1997      17,847,292   $ 178,473        --       --    2,160,780   (2,394,680)          --      (55,427)

Stock issued for services        3,487,557      34,875        --       --      335,473           --           --      370,348

Private placement of
  preferred stock                       --          --    49,500    4,950      242,550           --           --      247,500

Exercise of warrants and
  options                          547,000       5,470        --       --      100,888           --           --      106,358

Conversion of preferred to
  common stock                   3,450,000      34,500   (34,500)  (3,450)     (31,050)          --           --           --

Contributed capital                     --          --        --       --       14,850           --           --       14,850

Net loss                                --          --        --       --           --           --     (772,545)    (772,545)
                               -----------   ---------   -------   ------   ----------   ----------   ----------   ----------

Balance, September 30, 1998     25,331,849     253,318    15,000    1,500    2,823,491   (2,394,680)    (772,545)     (88,916)
                               -----------   ---------   -------   ------   ----------   ----------   ----------   ----------

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

            Statements of Changes in Shareholders' Equity, continued
              For the Years Ended September 30, 1999 and 1998, and
                     For the Nine Months Ended June 30, 2000

                                     Common Stock        Preferred Stock
                               -----------------------  -----------------   Additional               Development
                                Number of               Number of            Paid-In    Accumulated     Stage
                                 Shares        Amount    Shares    Amount    Capital      Deficit      Deficit       Total
                                 ------        ------    ------    ------    -------      -------      -------       -----
Balance, September 30, 1998     25,331,849     253,318    15,000    1,500    2,823,491   (2,394,680)    (772,545)     (88,916)

Stock issued for  services       3,165,000      31,650        --       --      315,979           --           --      347,629

Preferred stock offering                --          --    47,000    4,700      230,300           --           --      235,000

Exercise of warrants and
  options                          496,000       4,960        --       --       27,490           --           --       32,450

Private placement of common
  stock                            400,000       4,000        --       --       96,000           --           --      100,000

Conversion of preferred to
  common stock                   6,200,000      62,000   (62,000)  (6,200)     (55,800)          --           --           --

Common stock issued to
  collateralize loan               500,000       5,000        --       --           --           --           --        5,000

Stock converted by director's
  family member                    451,440       4,515        --       --       (4,515)          --           --           --

Net loss                                --          --        --       --           --           --     (699,085)    (699,085)
                               -----------   ---------   -------   ------   ----------   ----------   ----------   ----------

Balance, September 30, 1999     36,544,289     365,443        --       --    3,432,945   (2,394,680)  (1,471,630)     (67,922)
                               -----------   ---------   -------   ------   ----------   ----------   ----------   ----------

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

            Statements of Changes in Shareholders' Equity, continued
              For the Years Ended September 30, 1999 and 1998, and
                     For the Nine Months Ended June 30, 2000

                                     Common Stock        Preferred Stock
                               -----------------------  -----------------   Additional               Development
                                Number of               Number of            Paid-In    Accumulated     Stage
                                 Shares        Amount    Shares    Amount    Capital      Deficit      Deficit       Total
                                 ------        ------    ------    ------    -------      -------      -------       -----
Balance, September 30, 1999     36,544,289     365,443        --       --    3,432,945   (2,394,680)  (1,471,630)     (67,922)

Stock issued for  services       1,678,151      16,781        --       --    1,148,796           --           --    1,165,577

Exercise of warrants and
  options                        2,291,000      22,910        --       --    1,981,920           --           --    2,004,830

Private placement of common
  stock                          3,765,000      37,650        --       --      712,350           --           --      750,000

Stock converted by director's
  family member                  1,128,600      11,286        --       --      (11,286)          --           --           --

Common stock to collateralize
  loan - retired                  (500,000)     (5,000)       --       --           --           --           --       (5,000)

Net loss                                --          --        --       --           --           --   (1,777,347)  (1,777,347)
                               -----------   ---------   -------   ------   ----------   ----------   ----------   ----------

Balance, June 30, 2000          44,907,040     449,070        --       --    7,264,725   (2,394,680)  (3,248,977)   2,070,138
                               ===========   =========   =======   ======   ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                             June 30, 2000 and 1999

1. Basis of Presentation

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB for the fiscal year ended September 30, 1999.

2. Issuance of Common Stock

     During the nine months ended June 30, 2000, the Company received $750,000 from a private placement of common stock. In conjunction with the offering, the Company issued 600,000 shares of restricted stock valued at $72,000 to a principal and a consultant of the Company. The Company also issued 1,078,151 shares of restricted common stock to consultants as compensation for services. The stock was valued at 50% of the market price of the stock on the dates granted and earned.

3. Stock Options

     The Company from time to time issues stock options for the purchase of restricted stock to directors, officers, employees and consultants. The Company does not have a qualified stock option plan for its executives and employees.

     The Company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Under the terms of the Company's stock options granted to certain directors, officers and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At June 30, 2000, all outstanding stock options had been deemed vested, and were fully exercisable at fiscal year end.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                             June 30, 2000 and 1999

3. Stock Options, continued

     In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 2.5 years. Expected volatility was assumed to be 50% as of the date of issue.

                                                                      Weighted
                                                         Number       Average
                                                           Of         Exercise
                                                         Shares        Price
                                                         ------        -----
     Options Outstanding, September 30, 1999              92,000       $ .10
       Granted                                           256,000         .09
         Exercised                                      (328,000)        .09
                                                        --------
     Options Outstanding, June 30, 2000                   20,000         .10
                                                       =========

4. Shareholder Loan

     During the quarter the Company entered in to a loan with a Director and Officer for $200,000, bearing interest at 10% per annum and due on December 1, 2000.

5. Net Loss Per Share

     Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 42,794,744 and 29,429,246 for the nine months ended June 30, 2000 and 1999, respectively. Stock options and warrants are considered anti-dilutive and were not considered in the calculation.

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

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

We are a development stage company and, therefore, have no revenues to report for the periods indicated above.

During the nine months ended June 30, 2000, we completed our private offering of August 1, 1999. We raised a total of $830,000 for the entire offering, with $750,000 of this coming in the quarter ended December 31, 1999.

We believe that our cash position of $1,814,095 as of June 30, 2000, to be sufficient to continue operations for the next twelve months without the need to raise additional funds. Such future requirements are based upon management's best estimates based upon current conditions and the most recent results of operations.

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

Operating expenses for the nine months ended June 30, 2000 of $1,811,946 are up from the similar period ended June 30, 1999, which were $287,698. This increase, over the similar period last year, was primarily due to the increase in stock compensation to consultants and a principal for the completion of specific patent related projects and completion of the August 1, 1999 private offering, along with an increase in research and development costs.

Liquidity and Capital Resources

On December 31, 1999, we completed our private offering of August 1, 1999. The gross proceeds of the offering were $830,000. We believe we presently have sufficient capital to fund our operations. Additional capital of $1,843,000 was received for the nine months ended June 30, 2000, as a result of the exercise of a portion of the warrants to acquire 9,650,000 shares of restricted common stock. The warrants expire on December 31, 2000 and were issued in conjunction with our private offering of March 15, 1998, at an exercise price of $1.00 per share. We expect that more of these warrants will be exercised prior to their expiration; however, there can be no assurance that any more of these warrants will be exercised.

Additionally, $180,000 was received for the nine month period ended June 30, 2000, as a result of the exercise of a portion of the warrants to acquire 4,250,000 shares of restricted common stock. The warrants expire on December 31, 2001 and were issued in conjunction with our private offering of August 1, 1999, at an exercise price of $1.50 per share. We expect that more of these warrants will be exercised prior to their expiration; however, there can be no assurance that any more of these warrants will be exercised.

Cash used in operations was $743,240 for the nine months ended June 30, 2000 compared with $221,075 for the nine month period ended June 30, 1999. A substantial portion of this increase can be attributed to the costs associated with the work done to bring about the filing of our Form 10-SB on December 30, 1999, along with requirements of on-going development of our SRAM memory product.

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

As part of this offering, we also issued 4,250,000 warrants to purchase a restricted share of common stock at a price of $1.50 for each warrant. These warrants are immediately exercisable and they all expire on December 31, 2001. One hundred twenty thousand (120,000) warrants have been exercised as of the date of this filing. The shares were sold in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D.

During the nine months ended June 30, 2000, there were 1,843,000 warrants exercised at $1.00 each. These represent a portion of the 9,650,000 warrants issued in conjunction with our Private Offering of March 15, 1998. These warrants expire on December 31, 2000. Since June 30, 2000 and prior to the filing of this report, an additional 402,500 of these warrants have been exercised. The shares were sold in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D.

In addition, during the nine months ended June 30, 2000, 1,678,151 restricted shares of common stock were issued to consultants and a principal for services, including 600,000 restricted shares issued to a consultant and a principal for their completion of the private offering of August 1, 1999; 328,000 restricted shares of common stock were issued due to the exercising of options granted to consultants; and 1,128,600 restricted shares of common stock were issued to a principal as final payment for use of his family's unrestricted common stock for the private offering of August 1, 1999.

ITEM 5. OTHER INFORMATION

Since the filing of Form 10-SB on December 30, 1999, our Form 10-SB amendment on January 19, 2000, our Form 10-QSB on February 14, 2000 and prior to filing both our Form 10-QSB on May 5, 2000 and this Form 10-QSB, we have learned that the U.S. Patent and Trademark Office has issued a Notice of Allowance on our Static Memory Cell With Load Circuit Using A Tunnel Diode patent application. We expect the patent number to be issued by the end of August 2000. We have also been informed that the U.S. Patent and Trademark Office has issued a Notice of Allowance on our Dielectric Resonator.

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

     (a)  Exhibits - Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL SCIENTIFIC CORPORATION

August 14, 2000                         /s/ L.L. Ross
DATE                                    ----------------------------------------
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