Form 10KSB40
period 2000-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2000-12-19
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2000

000-28745
(Commission File No.)

NATIONAL SCIENTIFIC CORPORATION
(Name of Small Business Issuer in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	86-0837077 (I.R.S. Employer Identification No.)

4455 East Camelback Road, Suite E160 Phoenix, AZ (Address of Principal Executive Offices)	85018 (Zip Code)

(602) 954-1492
(Issuers Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Act:
PREFERRED STOCK, $0.10 PAR VALUE

Securities registered under Section 12 (g) of the Act:
COMMON STOCK, $0.01 PAR VALUE

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

             Revenues for the fiscal year ended September 30, 2000: -0-

             The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation’s (“NSC’s”) common stock, as of December 18, 2000 was approximately $73,100,000 (based on the last sale price of such stock as reported by OTCBB Stock Market). The number of shares outstanding of the registrant’s common stock, as of December 18, 2000 was 47,778,218.

             A portion of the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

             Transitional Small Business Disclosure Format (check one): Yes [  ] No [x]

PART I

Forward Looking Information

             This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may, “ “will,” “expect,” “ believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within NSC’s control. These factors include, but are not limited to, economic conditions generally and in the industries in which NSC’s future customers participate; comp etition within NSC’s industry, including competition from much larger competitors; technological advances which could render NSC’s products less competitive or obsolete; failure by NSC to successfully develop new products or to anticipate current or prospective customers’ product needs; price increases or supply limitations for components purchased by NSC for use in its products; and delays, reductions, or cancellation of orders that may be placed with NSC. There can be no assurance that NSC will be able to develop its products or markets for its products in the future.

Limited Operating History; Need for Additional Capital

             There is limited historical financial information about NSC upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock. We commenced marketing efforts in August 1999, but we don’t know if our products and processes will achieve significant levels of marketing acceptance. Our business is subject to all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in product development, uncertain market acceptance and the absence of operating history. Therefore, we aren’t sure that our business or products/processes will be successful or that we will be able to achieve or maintain profitable operations. We may encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

             We will likely be required to make significant investments in research and development and spend additional money to maintain and expand our marketing efforts. We may seek additional equity financing to provide the necessary capital for these efforts. The timing and amount of any capital requirements can not be predicted at this time. We can’t be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, develop new products or penetrate existing markets at the rate desired and our operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders.

Market Risks of a New Business

             We have formulated our business plans and strategies based on certain assumptions regarding the timely marketability of our products and processes to potential licensing partners. These assumptions are based on the best estimates of NSC’s management. Our assessments regarding potential licensing partners may be incorrect. Any future success of NSC may depend upon factors including changes in the direction of technologies we are involved in, governmental regulation, increased levels of competition within the technology fields we are attempting to penetrate, licensing agreements offered by competing technologies, changes in general economic conditions, increases in operating costs including costs of consultants, lab and testing facility fees, supplies and equipment.

Reliance on Limited Number of Products

             All of our products are based on applications in the electronics industry. Although the applications vary from product to product, a decline in the market demand for our products as well as the products of other companies utilizing our products could have a significant adverse impact on NSC.

Dependence on Marketing Efforts

             We are dependent on our ability to market our products to manufacturers that can use our technologies to their benefit. We must increase the level of awareness of our products to firms that spend considerably more money than we do on their own on-going research and development. We will be required to devote substantial management and financial resources to our marketing efforts and we don’t know if these efforts will be successful.

Dependence on Key Employees

             We believe that our success will depend to a significant extent upon the efforts and abilities of a small group of executive, technical and marketing personnel and in particular on Lou Ross, Chairman and CEO and Drs. El-Sharawy and Hashemi. The loss of the services of one or more of these key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will depend on our ability to continue to attract and retain qualified technical and management personnel.

Patents, Licenses and Intellectual Property Claims

             Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights for our products and technology. We have four U.S. patents issued, one Notice of Allowance issued and five Patent Cooperation Treaty international patent applications filed. The process of seeking patent protection is long and expensive and we can’t be sure that any additional patents will be issued, that we will be able to adequately protect our technology or that competition will not be able to develop and patent similar technology. We believe the basis on which we filed our currently pending patent applications is reasonable; however, we can’t be sure that any patent applications filed will result in issued patents or that we will be able to pursue each particular patent application claim to issuance.

             There are no known pending claims or lawsuits against NSC regarding possible infringement claims. Although we do not believe that we have infringed on any patented technology, any successful infringement claim would materially adversely affect our business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.

             Any litigation could result in substantial cost and diversion of effort by us, which could have a material adverse effect on our financial condition and operating results. Adverse determinations in any litigation could result in NSC’s loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from marketing our products, any of which could have a material adverse effect on our financial condition and results of operations. We do not know if a license under a third party’s intellectual property rights will be available to us on reasonable terms, if at all.

Thin Market, Possible Volatility of Stock Price

             NSC’s common stock has been traded on the OTC Electronic Bulletin Board since December 1996 under the symbol “NSCT”. We believe that factors such as announcements of developments related to our business, fluctuations in our quarterly or annual operating results, failure to meet securities analysts’ expectations, general conditions in the marketplace and the worldwide economy, announcements of technological innovations or enhancements by us or our competitors, developments in patents or other intellectual property rights and developments in our relationships with clients and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. In recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These fluctuations could adversely affect the market price of NSC’s common stock.

Item 1.   Description of Business

Overview

             National Scientific Corporation, a Texas corporation (“NSC” or the “Company”), was originally formed in 1953 as American Mortgage Company, Inc. In 1993, NSC became a subsidiary of A.F.M.S., Inc. In 1994, U.S. Network Funding, Inc. acquired A.F.M.S., Inc., including a controlling interest in American Mortgage Company, Inc. In 1995, U.S. Network Funding, Inc. divested itself of A.F.M.S., Inc. and made a dividend distribution of its common shares of American Mortgage Company, Inc. to its shareholders.

             On May 16, 1996, the Company changed its name to National Scientific Corporation and began its operations. Since October 1, 1999, NSC has added several key individuals to its management team, who have significant expertise in the electronic components and semiconductor fields, as well as experience in leadership as executives of major corporations.

             NSC acquired the operations of Eden Systems as a wholly owned subsidiary in 1996. Eden was engaged in the water reclamation business and the sale of environmentally sensitive cleaning products. Eden’s operations were sold on September 30, 1997.

             NSC’s current business involves development of several products for use in the electronics industry. The Company intends to provide enhanced products and processes to the semiconductor, integrated circuit and telecommunications industries through joint ventures, developmental agreements, licensing and other mutually beneficial arrangements.

             NSC’s operating losses were $4,519,337 and $699,085 for the years ended September 30, 2000 and 1999, respectively. See “Part II, Item 7-Financial Statements.”

Products

             NSC believes its products and processes will directly affect many aspects of quality standards in the electronics manufacturing industry. This will be accomplished by application of the company’s proprietary component designs, which the Company hopes to market successfully to electronics manufacturers. NSC believes the components that it is developing and plans to market will simplify the manufacturing process through standardization of the size and shape of passive components and through application of NSC’s high speed, high efficiency transistors.

             NSC believes that the manufacturing process for virtually all consumer, industry and governmental electronic products will become much less complicated than it is now. There will be fewer “rejects” and the products will be more compact, faster and be able to perform many more functions than is possible using current technology and processes. The results will be cheaper products, that do more, are more reliable, are produced faster with fewer steps and smaller standardized components.

             During the past several years, the Company has brought five research and development projects to the patent or patent application stage. NSC’s first patent was awarded June 15, 1999. The initial five projects for NSC are:

                 1.    On September 29, 1997, NSC filed a U.S. patent application for a Hetrojunction Bipolar Transistor (HBT). On September 8, 1998, NSC filed the Patent Cooperation Treaty international patent application for this device.

                 Bipolar transistors are used in the manufacture of digital circuits such as cellular phones, personal computers and automotive circuitry. The demand for faster and more efficient signal processing has been a driving force behind the enormous prosperity of the world electronics market in the last decade. This design of the HBT will be used to create faster devices with superior performance in high-speed digital circuits, high frequency microwave circuits and linear applications.

                 U.S. Patent 5,912,481 was issued for this device on June 15, 1999.

                 2.    NSC filed a U.S. patent application on October 31, 1997, for a Monolithic Inductor. On October 27, 1998, the Company filed the Patent Cooperation Treaty international patent application. The inductor is 100% compatible with current integrated circuit manufacturing technology and requires no additional steps to be included in the manufacturing process.

                 Inductors and/or coils are used in the broadest range of electronic circuits for telecommunications applications. Since the device can be easily included within an integrated circuit, it offers manufacturers dramatic cost reductions through simplified design, assembly and testing. In addition, the new device will allow for significantly increased miniaturization, a critical factor for electronics manufacturer circuit technology.

                 The U.S. Patent Office issued a Notice of Allowance for this application on September 7, 1999. U.S. Patent 6,013,939 was issued for this device on January 11, 2000.

                 3.    On December 17, 1997, a U.S. patent application was filed for a High Performance N-Channel Metal-Oxide-Semiconductor (NMOS) Static Random Access Memory (SRAM). On December 15, 1998, the Company filed the Patent Cooperation Treaty international patent application for this device.

                 SRAM and DRAM (dynamic random access memory) memories are key and integral components of digital computing devices such as microcomputers, workstations, etc., which depend on an ever-increasing amount of memory to improve performance. Any improvement in chip size amounts to a considerable reduction in cost.

                 U.S. Patent 6,104,631 was received for this device on August 15, 2000.

                 4.    NSC filed its fourth U.S. patent application on June 18, 1998, for a Mode Dielectric Resonator. The Patent Cooperation Treaty international application for this device was filed on May 26, 1999. Resonators are used in many applications, including microwave oscillators, narrowband microwave filters, radar detectors, speed guns, automatic door openers, cellular and portable phones and global positioning satellites.

                 The U.S. Patent Office issued a Notice of Allowance for this application on August 1, 2000.

                 5.    On July 10, 1998, the Company filed its fifth U.S. patent application for a Distributed Amplifier. On June 15, 1999, the Patent Cooperation Treaty international application for this device was filed.

                 Amplifiers are used in all electronic products that require some level of power increase such as telecommunication and microwave products, internet communications, automotive products, biomedical products and in virtually all automated manufacturing functions.

                 The U.S. Patent Office issued a Notice of Allowance on this application on September 29, 1999. U.S. Patent 6,008,694 was received for this device on December 28, 1999.

Sales and Marketing

             NSC has performed extensive research into the major semiconductor manufacturing companies regarding their products and the manufacturing processes available to them. The results of this research have confirmed the belief of Company management and consultants that the increased performance and efficiencies inherent in the Company’s products that are currently in various stages of design and development are of interest in virtually all sectors of the semiconductor manufacturing industry.

             The existing markets where enhanced products and processes have applicability are already multi-billion dollar markets. A revolution in the semiconductor industry is an on-going process to create devices that do more, are faster and cost less. Management believes its products will aid this revolution and create profits for NSC and increase value for its shareholders.

             Management believes the products being developed by the Company may become marketable quicker by licensing and/or partnering with on-going companies with complementary technologies. Management has undertaken an aggressive search for candidates and is in the process of conducting investigations, technology evaluations and preliminary negotiations with potential licensees/partners. No definitive agreements have been reached with any potential licensee or partner, except Siagri International, Inc. In December 2000, NSC hired a full time Director of Sales and Marketing. This individual is an experienced marketing manager as well as an applications engineer who is familiar with both the Company’s existing technologies and potential licensing customers.

             The Company believes that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the wireless communications industry. NSC’s marketing application staff interacts with customers during all stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with customer engineers and assists in the resolution of technical problems. NSC will assign to NSC’s largest customers, a contract account manager who maintains regular contact with the customer to determine its product needs and concerns. Members of senior management also are involved in managing relationships with significant customers. NSC believes that maintaining close contact with customers improves their level of satisfaction and enables us to anticipate their future product needs.

             As is typical of other new technologies in the semiconductor industry, the Company’s technologies can require lengthy “design-in” cycles for customer applications and extensive application engineering support. NSC supports its potential customers’ design-in activities and considers such support an important element of its sales and marketing efforts.

             NSC is marketing its technologies worldwide through using internal sales resources and other means. The Company recently hired a full time Director of Sales and Marketing at its headquarters in Phoenix, and uses a number of contract-based marketing resources throughout the U.S. to assist in executing this process. Additionally, senior management at NSC devotes substantial time and effort to developing customer relationships and contracts.

Industry

             NSC’s management and consulting team is committed to research and monitor the specific needs of the electronic products industry. The need for increased speed in manufacturing and delivery is paramount in maintaining a profit margin for the electronic product providers. NSC is committed to providing the intellect, experience, drive, determination and the technical innovations required to address the needs of the semiconductor, integrated circuit and telecommunication sectors within the electronics products industry.

             The electronics products industry is intensely competitive. NSC’s wireless and memory technologies experience intense competition from numerous domestic and foreign companies. The Company may be at a disadvantage in competing with many of these competitors having significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations. The Company considers its TMOS™Memory SRAM technologies to be competitive with existing SRAM CMOS memory technologies in high-density applications. Both low-density and high-density nonvolatile memory technologies are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities (e.g., Samsung, Alliance Semiconductor Corporation, Cypress Semiconduc tor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.) and by specialized product companies.

             Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because NSC’s SRAM products have certain higher performance characteristics (but at higher costs) than standard DRAM products, the Company considers only SRAM products by some select memory makers to be competitive with the Company’s SRAM technologies. NSC considers its products to be competitive in certain applications with its SRAM technologies, such as those manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

             NSC’s prospective licensees may market technologies that compete with the Company’s wireless and memory products. To the extent that any of the Company’s technologies achieve market acceptance, there can be no assurance that NSC’s competitors will not be able to develop and offer competitive technologies or implement pricing strategies for memory and wireless technologies that could adversely affect the Company’s business and operating results. The Company’s ability to compete successfully depends on its ability to develop low-cost volume production of its technologies permitting its technologies to be sold at a price that is both competitive and profitable to the Company and on its ability to design technologies which successfully address customer requirements. NSC’s ability to compete successfully also depends on factors beyond its control, including the rate at whic h customers incorporate the Company’s technologies into their own technologies, the success of such customers in selling their technologies, the success of the Company’s protection of its intellectual property, the success of competitors’ technologies and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company’s technologies. There can be no assurance that NSC’s memory and wireless technologies will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either memory or wireless technologies.

Business Strategy

             NSC’s strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. NSC intends to utilize unique, patentable technologies and provide these enhancements to the market place through joint venture licensing agreements with leading manufacturing firms. The Company does not intend to manufacture any of its own technologies. NSC intends to continue research and development efforts, including simulations and creation of working prototypes, where possible. Research and development will be accomplished through the Company’s on-going association with an independent lab, and test facilities at a major Arizona University, as well as NSC’s research lab located in Northern California.

             NSC intends to draw upon its expertise in mixed-signal processing technology and memory systems to deliver circuit technologies and component-level solutions for a broad range of communications and related applications. These technologies facilitate communications worldwide through voice and data communications networks, cordless and cellular wireless telephony systems and emerging cable and wireless broadband communications networks.

             The Wireless Communications product platform provides components, subsystems and system-level semiconductor technologies for wireless voice and data communications. NSC has designed and patented silicon and gallium arsenide (“GaAs”)-based components and systems for potential use in personal computers, digital cordless telephones, digital cellular handsets, base stations, global positioning system (“GPS”) receivers, LAN and WAN systems, and other related markets. NSC holds patents including certain designs for resonators, amplifiers, transistors, and inductors. These elements are currently in common and widespread use in the communication industry and in the case of NSC’s memory technology, in the communication industry and in many other technology sectors as well.

             The Company intends to grow through internal research and development, but also through strategic investments, alliances and acquisitions. Although the company invests significant resources in research and development activities, the complexity and rapidity of technological changes make it impractical for the Company to pursue development of all technological solutions independently. Accordingly, NSC conducts ongoing analyses as a basis of investment, alliance and acquisition prospects that would complement NSC’s existing product offerings, augment the Company’s market coverage or enhance NSC’s technological capabilities.

             NSC’s goal is to become a leader in providing customers with a synergistic portfolio of component-level semiconductor solutions for the industry’s highest growth communications and related applications. NSC’s strategic intent is to provide highly valued, differentiated technologies for voice and data communications, cordless and cellular wireless telephony systems and emerging telephony, cable and wireless broadband communications networks by leveraging competencies in signal conversion, signal processing, communications algorithms and protocols and applications software.

             The Company’s strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. The Company intends to utilize unique, patented technologies and provide these enhancements to the market place through joint venture licensing agreements with leading manufacturing firms.

Customers

             NSC has a binding letter of intent with Siagri International, Inc. for the development of a specific frequency of the Company’s Distributed Amplifier. It will be used as a component in Siagri’s microwave generator devices. NSC is to receive royalties equal to 5% of the amplifier’s contribution to the generator “gross sale price”.

             To expedite the project, Siagri contracted with NSC’s lead technical consultant, Dr. El-Sharawy, to design and build a prototype amplifier for use in their devices. The prototype was completed in the Spring of 2000.

             Dr. Richard Besserman, MD, the CEO of Siagri, has disclosed Siagri’s activity using the product developed by the Company is in the effectiveness of electromagnetic treatment in human medicine, veterinary medicine, food safety and agriculture. Siagri will conduct experiments at two major universities to determine the effects of controlled microwave energy on disease causing bacteria and viruses.

             Revenues have not yet been realized from existing products and processes.

Patents

             Please refer to the “Products” section of this report for specific information on the status of NSC’s existing patents and applications.

             NSC endeavors to protect intellectual property rights through patents and patents pending; however, there can be no assurance NSC will be able to protect its technology adequately or that competitors will not develop similar technology. There can be no assurance that any patent applications NSC has filed or will file will be issued or that foreign intellectual property laws will protect NSC’s intellectual property rights. Other companies and inventors may receive patents that contain claims applicable to NSC’s products and processes. The use of NSC’s products and processes covered by such patents could require licenses that may not be available on acceptable terms, if at all. In addition, there can be no assurance that patent applications will result in issued patents.

             Although there are no pending claims or lawsuits against NSC regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future. Any such assertions, if proven to be true, may materially adversely affect NSC’s business, financial condition and results of operations. In the future, NSC may be required to litigate to enforce its patents; to protect NSC’s trade secrets or know-how owned by NSC or to defend NSC against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of resources by NSC, which could have a material adverse effect on the Company’s financial condition and results of operations.

             Adverse determinations in any such litigation could result in the Company’s loss of proprietary rights, subject NSC to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling or licensing NSC products and/or processes. This could have a material adverse effect on NSC’s financial condition and results of operations. In addition, there can be no assurance that a license under a third party’s intellectual property rights will be available on reasonable terms, if at all. See “FACTORS AFFECTING OPERATING RESULTS—PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS.”

Competition

             NSC’s competitors are well established and have significantly greater resources. Although NSC believes that its products and processes are proprietary and protected by patents and/or patents pending, there is no assurance that NSC can compete successfully in the semiconductor and electronics markets. See “FACTORS AFFECTING OPERATING RESULTS—PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS.”

Research and Development

             NSC has conducted several simulations and/or developed working prototypes of its products and processes that have yielded results that the Company believes separate NSC’s products from those currently in the marketplace. There is no assurance that the test results will prove successful in the actual marketplace or that NSC will be able to develop additional new products or processes.

             As of the date of this report, NSC has three full-time personnel and one part-time consultant engaged in research and development. In conjunction with the opening of a research and development facility in San Jose, California in September 2000 NSC engaged Majid Hashemi Ph.D. and on November 2, 2000 added Ali Mireshghi, Ph.D. NSC also uses the services of independent lab and test facilities at a major Northern California university under the direction of NSC’s part-time technical consultant. Expenditures for research and development for the years ending September 30, 2000 and 1999 totaled $1,433,751 and $130,463 respectively.

Personnel

             As of the date of this report, NSC has eight full time employees. Six employees work in the Phoenix, Arizona corporate office and two reside and work in San Jose, California. Management believes employee relations are good. None of NSC’s personnel are covered by collective bargaining agreements.

Item 2.   Properties

             NSC leases 1,038 square feet of office space in Phoenix, Arizona for its corporate offices. The lease for the Phoenix facility expires September 30, 2001 and is at a rental rate of $4,320 per month. Additionally, NSC leases 1,551 square feet of office space in San Jose, California for its research and development efforts. The San Jose lease expires August 31, 2003, is non-cancelable and is at a rental rate that ranges from $3,878 to $4,275 per month, plus increases in operating expenses.

             Currently, the Company does not have a policy regarding investments in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings

             On November 13, 2000, the Company filed legal action against a former director and officer of Company and his spouse. The Company’s complaint alleges that certain sales and subsequent purchases of the Company’s common stock are in violation of § 16(b) of the Securities and Exchange Act of 1934, 15 U.S.C. § 78p(b). The Company claims that both the sale and purchase transactions were ordered and completed within a six-month restriction period. Section § 16(b) of the Act requires that any profits realized by an officer and or director from the purchase and sale within a six month period are subject to disgorgement and must be returned to the Company. The Company has asked for an accounting of these transactions and disgorgement of any profits made on the sales and purchases of the Company’s common stock within the restricted time period.

Item 4.   Submission of Matters to Vote of Security Holders

             None

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

             The principal United States market for NSC’s common stock is the OTC Bulletin Board. The following is the high and low closing sale prices for NSC common stock:

Fiscal 2000	High	Low
Fourth Quarter (through September 30, 2000)	$ 8.25	$ 4.969
Third Quarter (through June 30, 2000)	$ 10.187	$ 3.875
Second Quarter (through March 31, 2000)	$ 19.125	$ 1.625
First Quarter (through December 31, 1999)	$ 3.187	$ 0.205

Fiscal 1999
Fourth Quarter (through September 30, 1999)	$ 0.31	$ 0.170
Third Quarter (through June 30, 1999)	$ 0.296	$ 0.130
Second Quarter (through March 31, 1999)	$ 0.39	$ 0.10
First Quarter (through December 31, 1998)	$ 0.26	$ 0.11

             The above prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs for any commissions paid to the dealer. These prices may not reflect actual transactions.

             The Company has not paid any dividends during the last two (2) fiscal years.

             There were 418 shareholders of record of NSC’s common stock as of September 30, 2000.

             During the period October 1, 1999 through September 30, 2000, NSC (1) issued 3,092,250 shares of common stock for $3,150,250 upon the exercise of warrants for common stock, (2) issued 348,000 shares of common stock upon the exercise of stock options and (3) sold 3,750,000 shares of common stock for a total consideration of $750,000 to accredited investors as defined by Rule 501(a) of Regulation D. The shares were sold in reliance upon the exemption provided by Section 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

             Since May 1996, NSC has been engaged in extensive research and development activities that have resulted in the issuance of four (4) U.S. Patents, one (1) Notices of Allowance. NSC’s current activities include:

    Product development;
    Development of markets and distribution channels;
    Negotiation of strategic alliances;
    Patent applications;
    Raising capital;
    Development of corporate infrastructure; and

             For a complete understanding of these activities, this Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1-Description of Business and Part II, Item 7-Financial Statements to this Form 10-KSB.

             Development of additional wireless and memory technologies and the associated design development and manufacturing processes will require NSC to make significant additional investments in research and development. Continued investment in both technologies and processes is critical to the Company’s success and in the case of NSC’s memory technology, to the ultimate commercial realization of such technologies as its tunnel diode memory technology. The Company’s current research and development activities are focused on expanding the Company’s existing technology by developing new low-density and high-density applications, materials and processes, design concepts and architectures.

Patents and Proprietary Rights

             NSC relies heavily on its patents and trade secrets as a defense against competitors introducing infringing technologies that will compete with the Company’s memory and wireless technologies. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights. The unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect NSC’s business and operating results. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third pa rty to claim that certain of the Company’s present or future technologies may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company’s technologies. NSC’s inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its memory and wireless technologies, and the Company has other patents and patent applications involving its technology pending.

             In addition to prosecuting patents, NSC protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with vendors, visitors and technical employees.

             NSC believes its inventions are of fundamental importance to its memory and wireless technology portfolio and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of the Company’s inventions. There is evidence that other companies are seeking to develop and patent technology similar to NSC’s technologies. Furthermore, other companies may seek to reverse engineer NSC’s technologies.

             As of the date of this report, NSC has three full-time personnel and one part-time consultant engaged in research and development.

Results of Operations

Years Ended September 30, 2000 and 1999

             No revenue was generated for the years ending September 30, 2000 and 1999.

             Research and development expenditures increased to $1,433,751 for the year ended September 30, 2000, from $130,463 for the year ended September 30, 1999. A significant portion of research and development costs for the year ended September 30, 2000 was incurred through engaging research and development personnel to the Company’s facility in San Jose, California.

             Costs and expenses increased to $4,519,337 from $699,085 for the years ended September 30, 2000 and 1999, respectively. The Company issued restricted stock in lieu of cash compensation for a significant portion of the research, consulting and capital formation costs of approximately $3,200,000 in fiscal 2000 and $350,000 in fiscal 1999, in order to conserve cash during both years. As a result, cash expenditures for the fiscal years for costs and expenses were approximately $1.0 million and $349,000 for fiscal 200 and 1999 respectively.

             The interest expense of approximately $5,200 in fiscal 2000 resulted from interest paid on a note payable in the amount of $110,000, that was repaid in March 2000.

Liquidity and Capital Resources

             The Company has not been profitable and has experienced negative cash flow from operations due to its development stage, substantial on-going investment in research and development efforts and expenditures to build the appropriate infrastructure to support growth. Consequently, NSC has been dependent on private placements of equity to fund cash requirements.

             On March 15, 1998, the Company offered $250,000 of preferred stock at $5,000 per unit. Each unit consisted of 1,000 shares of convertible preferred stock and 100,000 Class A common stock purchase warrants. The preferred stock was non-voting and each unit was convertible into 100,000 shares of common stock. The A Warrants are exercisable at $1 per share and were to expire March 15, 2000. On October 8, 1998, the Company elected to offer an additional 50 units under the terms of the March 15, 1998 offering. The offering expired July 31, 1999. In conjunction with this offering, the expiration date of the warrants was extended until December 31, 2000. All preferred stock has been converted to common stock at September 30, 1999. This offering resulted in net proceeds to the Company of $482,500.

             On August 1, 1999, the Company commenced a $300,000 offering at $10,000 per unit. Each unit consisted of 30,000 shares of unrestricted common stock that was to be transferred to the investor by the spouse of the Chairman of the Company, 40,000 shares of restricted common stock and 50,000 Class A common stock warrants. The Class A warrants are exercisable at $1.50 per share and expire on December 31, 2001. The offering was amended twice and each unit was revised to consent of 5,000 shares of unrestricted common stock to be transferred to investors by the spouse of the Chairman of the Company, 25,000 shares of restricted common stock and 50,000 warrants. The offering generated $750,000 to the Company from the sale of 3,765,000 shares of common stock.

             During the fiscal years ending September 30, 2000 and 1999, NSC issued 2,817,629 and 3,165,000 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. Also, during fiscal 2000 and 1999, the Company granted 256,000 and 270,000 options, respectively, to NSC consultants to purchase shares of NSC’s common stock. Because the shares of common stock available for issuance upon exercise under these options were restricted under Rule 144, the options were issued with an exercise price set at less than fair market value of the shares at the date of grant. As of September 30, 1999, a total of 604,000 options had been granted at exercise prices ranging from $.02 to $.10 per share. Also at September 30, 1999, 512,000 options had been exercised, leaving 92,000 options outstanding with an average exercise price of $.09 per share. During fiscal year ended September 30,  2000, an additional 256,000 options were granted at an exercise price of $.10 per share. During the year ended September 30, 2000 all 348,000 outstanding options were exercised. There were no outstanding options at September 30, 2000.

             As of September 30, 2000, the Company’s cash and cash equivalents totaled $2,584,900 and total current assets were $2,890,456. NSC has recently initiated product marketing efforts after several years of research and development and have not yet reached break-even in terms of both cash flow and profitability. NSC at its current operating rate, believes it will have sufficient cash reserves to operate through September 30, 2001. The Company has no long or short-term debt as of September 30, 2000.

Item 7.   Financial Statements

             The financial statements of NSC are included (with an index listing all such statements) in a separate financial section at the end of the Annual Report on Form 10-KSB.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             None

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

             Reference is made to information contained under the heading “Election of Directors” in NSC’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000.

             Directors hold office until the next succeeding annual meeting of shareholders, and until their successors have been elected and qualified.

             The directors, executive officers, significant employees and consultants of NSC, their respective ages and positions with NSC are as follows:

Name	Age	Position
Lou L. Ross	71	CEO, Chairman of the Board
Dr. Majid Hashemi	39	President, Chief Technology Officer
Michael A. Grollman	39	Executive Vice President, Chief Operating Officer
Sam H. Carr	44	Senior Vice President, Chief Financial Officer
Dr. Ali Mireshghi	44	Director of Research
Dr. Richard C. Kim	42	Director
Wendy S. Burton	38	Director of Corporate Communications
Dr. El-Badawy El-Sharawy	42	Chief Technical Consultant
Charles E. Martin	41	Director

  Directors, Executive Officers and Significant Advisors

             Lou L. Ross has served as Chairman of the Board and Director since 1996 and assumed President & CEO duties in March 1998. Mr. Ross served as Chairman & CEO of Intel Malaysia from 1970 to 1975. From 1976 to 1996, Mr. Ross served in a technical consulting capacity for various electronics manufacturing firms, including Labelab and Advanced Semiconductor Engineering.

             Majid M. Hashemi, Ph.D. joined NSC as President in September 2000. Prior to joining NSC, he was the principal design engineer for National Semiconductor located in Silicon Valley beginning in 1995. Prior to that, he was with Motorola from 1993 to 1995.

             Michael A. Grollman. became Chief Operation Officer of NSC in October 2000. Prior to joining NSC, Mr. Grollman was Regional Service Director of MicroAge, Inc. in Phoenix, Arizona beginning in 1998. He served as General Manager, Executive Vice President and Chief Technology Officer for Advanced Information Systems from 1987 to 1998.

             Sam H. Carr, C.P.A. joined NSC as its Chief Financial Officer in October 2000. He served as Senior Vice President of Finance and Chief Financial Officer for e-dentist.com, formerly known as the Pentegra Dental Group, Inc. beginning in 1997. Prior to that, Mr. Carr was Chief Financial Officer and Chief Development Officer for a consolidator of podiatry practices.

             Ali Mireshghi, Ph.D. was hired as Director of Research for NSC in November 2000, joining the NSC staff in the San Jose, California facility. He served as professor for Sharif University of Technology in Tehran from 1994 to November 2000.

             Richard C. Kim, Ph.D. was appointed Director of NSC in October 2000, subject to shareholder approval. He was the founder and former President of OHost Corporation beginning in 1999. Dr. Kim is currently a Director and Chief Executive Officer of KoreaStation Corporation, the parent company of OHost Corporation.

             Wendy S. Burton. joined NSC in May 1998 as Director of Corporate Communications. From 1992 to 1998, Ms. Burton was in the investors relations field with various companies with duties ranging from initial public offerings, private placements and seed capital ventures.

             El-Badawy El-Sharawy, Ph.D. has been with NSC since its inception in 1996 as its Chief Technical Advisor. He has been an Assistant Professor of Electrical Engineering since 1989 at a major Arizona university. His expertise includes, but is not limited to: microwave circuits, anistropic devices and applied electromagnetics. He is a senior member of IEEE and is a recipient of the 1980 Egyptian Engineering Syndicate Medal of Honor.

             Charles E. Martin was appointed Director of NSC in December 2000, subject to shareholder approval. Since November 1999 he has been the President of Kinetic Thinking, a technology consulting firm. He served as the Chief Technology Officer for MicroAge from July 1997 until November 1999. Mr. Martin was employed by Solutions Consulting from July 1996 until July 1997. From February 1995 until July 1996 he worked as a consultant with Ernst & Young.

  Board of Directors

             The Board of Directors was made up of three members until February 1998, at which time Marc Messina and Michelle Neild resigned. Lou L. Ross has been Director and Chairman of the Board of NSC since February 1998. Dr. Richard C. Kim was appointed Director in October 2000. Michael A. Grollman and Sam H. Carr were both appointed to the Directors in November 2000.

  Director Compensation

             Reference is made to information contained under the heading “Executive Compensation” in NSC’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000, which information is incorporated herein.

Item 10.   Executive Compensation

             Reference is made to information contained under the heading “Executive Compensation” in NSC’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000, which information is incorporated herein.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

             Reference is made to information contained under the heading “Voting Securities and Principal Holders” in NSC’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to filed with the Securities and Exchange Commission on or before December 31, 2000.

Item 12.   Certain Relationships and Related Transactions

             Reference is made to information contained under the heading “Certain Transactions” in NSC’s definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000.

Item 13.   Exhibits and Reports on Form 8-K

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Form of Bylaws*
10.1	Employment Agreement dated December 1, 2000 between Sam H. Carr and the Company
10.2	Employment Agreement dated December 1, 2000 between Michael Grollman and the Company
10.3	2000 Stock Option Plan
10.4	Warrant Agreement as part of Private Offering dated August 1, 1999*
10.5	Warrant Agreement as part of Private Offering dated March 15, 1998*
10.6	Lease Agreement between Targun Properties, Inc. and the Registrant dated August 21, 1998*
10.6(i)	First Lease Addendum between Targun Properties, Inc. and the Registrant dated July 27, 1999*
10.6(ii)	Second Lease Addendum between Targun Properties, Inc. and the Registrant dated September 15, 1999*
10.7	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the HETROJUNCTION BIPOLAR TRANSISTOR HAVING WIDE BANDGAP, LOW INTERDIFFUSION BASE-EMITTER JUNCTION*
10.8	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the VERTICAL HETROJUNCTION BIPOLAR TRANSISTOR*
10.9	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the MONOLITHIC INDUCTOR WITH MAGNETIC FLUX LINES GUIDED AWAY FROM SUBSTRATE*
10.10	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the MONOLITHIC INDUCTOR WITH MAGNETIC FLUX LINES GUIDED AWAY FROM SUBSTRATE Continuation in Part*
10.11	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the STATIC MEMORY CELL WITH LOAD CIRCUIT USING A TUNNEL DIODE*
10.12	Assignment Agreement between El-Badawy Amien El-Sharawy and the Registrant for the TE MODE DIELECTRIC RESONATOR*
10.13	Assignment Agreement between El-Badawy Amien El-Sharawy and the Registrant for the DISTRIBUTED AMPLIFIER AND METHOD THEREFOR*
10.14	Assignment Agreement between El-Badawy Amien El-Sharawy and the Registrant for the DISTRIBUTED AMPLIFIER Continuation in Part*
22	List of Subsidiaries - NSC has no subsidiaries
27	Financial Data Schedule

______________

*	Incorporated by reference from the Company’s Form 10-SB dated February 14, 2000.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION
Date: December 19, 2000	By:	/s/ L. L. Ross

L. L. Ross Chairman Of The Board And Chief Executive Officer

By:	/s/ Sam H. Carr

Sam H. Carr Senior V.P., CFO, Secretary and Director

By:	/s/ Michael A. Grollman

Michael A. Grollman Executive V.P., COO and Director

By:	/s/ Richard C. Kim

Richard C. Kim Director

By:	/s/ Charles E. Martin

Charles E. Martin Director

NATIONAL SCIENTIFIC CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
National Scientific Corporation

             We have audited the accompanying balance sheets of National Scientific Corporation (a development stage Company) as of September 30, 2000 and 1999 and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2000 and from September 30, 1999 (inception of development stage) through September 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, such financial statements present fairly, in all material respects, the financial position of National Scientific Corporation at September 30, 2000 and 1999 and the results of operations and cash flows for each of the two years in the period ended September 30, 2000 and from September 30, 1999 (inception of development stage) through September 30, 2000 in conformity with generally accepted accounting principles.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has not yet generated significant revenues and is dependent upon raising capital from investors. During the year ended September 30, 2000, the Company raised approximately $3,900,000 from the sale of common stock and, as discussed in note 2 to the financial statements, the Company was able to raise approximately $500,000 of cash from the sale of stock subsequent to year-end. However, there is no assurance that the funds will be sufficient to meet the Company’s working capital requirements until the Company’s products are accepted by the marketplace.

/s/ Hurley & Company

Granada Hills, CA
December 1, 2000

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
BALANCE SHEETS
September 30, 2000 and 1999

	2000	1999

ASSETS
Current Assets:
Cash and cash equivalents	$2,584,900	$62,185
Loan to officer	200,000	—
Other assets	105,556	—
Total current assets	2,890,456	62,185
Property and equipment, net	7,397	3,340

	$2,897,853	$65,525

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$25,954	$19,917
Accrued interest	—	8,530

Total current liabilities	25,954	28,447

Long term note payable	—	110,000
Commitments, contingencies and subsequent events (see notes)

Shareholders’ equity (deficit):
Common stock, par value $.01; 80,000,000 shares authorized, 47,195,768 and 36,544,289 shares issued and outstanding at September 30, 2000 and 1999, respectively	$471,958	$365,443
Additional paid-in capital	12,848,088	3,432,945
Less deferred stock compensation	(2,062,500)	—
Deficit accumulated during the development stage	(5,990,967)	(1,471,630)
Accumulated deficit	(2,394,680)	(2,394,680)
Receivable for return of stock	—	(5,000)

Total shareholders’ equity	2,871,899	(72,922)

	$2,897,853	$65,525

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2000, 1999, and Development Stage

	2000	1999	Development Stage

Revenues	—	—	—
Costs and expenses
Consulting fees, related party	$2,904,208	$455,050	$3,434,983
Salaries and benefits	—	—	73,706
Research and development	1,433,751	130,463	1,885,281
Stock compensation	50,320	40,916	155,276
Other	197,536	65,398	469,797

Total costs and expenses	4,585,815	691,827	6,019,043

Net loss from operations	(4,585,815)	(691,827)	(6,019,043)

Other income (expense)
Interest and other income	71,667	1,280	72,947
Interest expense	(5,189)	(8,538)	(16,316)
Loss on disposal of assets	—	—	(28,555)

	66,478	(7,258)	28,076

Net loss before income taxes benefit	(4,519,337)	(699,085)	(5,990,967)
Provision for income taxes (benefit)	—	—	—

Net loss	$(4,519,337)	$(699,085)	$(5,990,967)

Net loss per common share, basic and diluted	(0.10)	(0.02)

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended September 30, 2000, 1999 and Development Stage

	Common Stock		Preferred Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Development Stage Deficit	Total

Balance, September 30, 1999	36,544,289	$365,443	—	—	$3,432,945	$(2,394,680)	$(1,471,630)	$(67,922)
Stock issued for services	2,817,629	28,176	—	—	5,511,762	—	—	5,539,938
Exercise of warrants and options	3,440,250	34,403	—	—	3,202,317	—	—	3,236,720
Private placement of common stock	3,765,000	37,650	—	—	712,350	—	—	750,000
Stock converted by director’s family member	1,128,600	11,286	—	—	(11,286)	—	—	—
Common stock to collateralize loan— retired	(500,000)	(5,000)	—	—	—	—	—	(5,000)
Deferred stock compensation	—	—	—	—	(2,062,500)	—	—	(2,062,500)
Net loss	—	—	—	—	—	—	(4,519,337)	(4,519,337)

Balance, September 30, 2000	47,195,768	$471,958	—	—	$10,785,588	$(2,394,680)	$(5,990,967)	$2,871,899

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
For the Years Ended September 30, 2000, 1999 and Development Stage

	Common Stock		Preferred Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Development Stage Deficit	Total

Balance, September 30, 1998	25,331,849	$253,318	15,000	$1,500	$2,823,491	$(2,394,680)	$(772,545)	$(88,916)
Stock issued for services	3,165,000	31,650	—	—	315,979	—	—	347,629
Preferred stock offering	—	—	47,000	4,700	230,300	—	—	235,000
Exercise of warrants and options	496,000	4,960	—	—	27,490	—	—	32,450
Private placement of common stock	400,000	4,000	—	—	96,000	—	—	100,000
Conversion of preferred to common stock	6,200,000	62,000	(62,000)	(6,200)	(55,800)	—	—	—
Common stock issued to collateralize loan	500,000	5,000	—	—	—	—	—	5,000
Stock converted by director’s family member	451,440	4,515	—	—	(4,515)	—	—	—
Net loss	—	—	—	—	—	—	(699,085)	(699,085)

Balance, September 30, 1999	36,544,289	$365,443	—	—	$3,432,945	$(2,394,680)	$(1,471,630)	$(67,922)

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
For the Years Ended September 30, 2000, 1999 and Development Stage

	Common Stock		Preferred Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Development Stage Deficit	Total

Balance, September 30, 1997	17,847,292	$178,473	—	$—	$2,160,780	$(2,394,680)	$—	$(55,427)
Stock issued for services	3,487,557	34,875	—	—	335,473	—	—	370,348
Private placement of preferred stock	—	—	49,500	4,950	242,550	—	—	247,500
Exercise of warrants and options	547,000	5,470	—	—	100,888	—	—	106,358
Conversion of preferred to common stock	3,450,000	34,500	(34,500)	(3,450)	(31,050)	—	—	—
Contributed capital	—	—	—	—	14,850	—	—	14,850
Net loss	—	—	—	—	—	—	(772,545)	(772,545)

Balance, September 30, 1998	25,331,849	$253,318	15,000	$1,500	$2,823,491	$(2,394,680)	$(772,545)	$(88,916)

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2000, 1999 and Development Stage

	2000	1999	Development Stage

Cash flows from operating activities:
Net loss	$(4,519,337)	$(699,085)	$(5,990,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,792	1,336	10,019
Loss on disposal of assets	—	—	28,555
Stock issued for services	5,539,938	347,629	6,257,915
Decrease (increase) in receivables	—	12,500	30,000
Decrease (increase) in other assets	(105,556)	—	(94,985)
Increase (decrease) in accounts payable and accrued expenses	6,037	2,090	3,375
Increase (decrease) in accrued interest	(8,530)	8,530	—

Net cash used in operating activities	914,344	(327,000)	243,912

Cash flows from investing activities:
Acquisition of property and equipment	(5,849)	—	(5,849)
Proceeds from the sale of furniture and equipment	—	—	4,660
Loans to shareholders	(200,000)	—	(200,000)

Net cash used in investing activities	(205,849)	—	(201,189)

Cash flows from financing activities:
Repayment of debt	(110,000)	—	(110,000)
Repayment of shareholder loans	—	—	(10,000)
Repayment of capital lease obligations	—	—	(1,819)
Proceeds from the issuance of preferred stock	—	235,000	482,500
Deferred stock compensation	(2,062,500)	—	(2,062,500)
Proceeds from issuance of common stock	3,986,720	132,450	4,240,378

Net cash provided by financing activities	1,814,220	367,450	2,538,559

Net increase in cash and cash equivalents	2,522,715	40,450	2,581,282
Cash and cash equivalents, beginning of year	62,185	21,735	3,618

Cash and cash equivalents, end of year	$2,584,900	$62,185	$2,584,900

Supplementary Disclosure of Cash Flow Information
Cash paid during the year for interest	13,719	8	16,316

Cash paid during the year for income taxes	—	—	—

Summary of Non-Cash Investing and Financing Activities

             During 1999, the Company issued 451,440 shares of restricted common stock to a Director’s family member in consideration of the family members’ transfer of 320,000 shares of unrestricted common stock to investors in connection with a Company private placement.

             During 1998, the Company sold equipment for $4,660 in cash, with the purchaser assuming $9,252 in lease obligations.

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
Notes to Financial Statements
For the Years Ended September 30, 2000 and 1999

1.   Summary of Significant Accounting Policies

               The following is a summary of the significant accounting policies followed by National Scientific Corporation (the Company or NSC). The policies conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             a.   Operations

               The Company was incorporated in Texas on June 22, 1953 as American Mortgage Co. On May 16, 1996, the Company changed its name to National Scientific Corporation (NSC). During 1996, the Company acquired the operations of Eden Systems, Inc. as a wholly-owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on September 30, 1997. As such, management now considers NSC to be in the development stage. Since September 30, 1997, the Company has engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research.

             b.   Cash Equivalents

               Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less. At September 30, 2000, the Company had cash of approximately $2,360,000 which exceeded federally insured limits.

             c.   Property and Equipment

               Property and equipment are recorded at cost and are being depreciated over estimated useful lives of three to five years using the straight-line method.

             d.   Advertising and Promotion Costs

               Advertising and promotion costs, which totaled $17,512 in 2000 and $3,476 in 1999 are expensed as incurred.

             e.   Stock Options

               The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”.

             f.   Income Taxes

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

             g.   Research and Development / Patents

               Both research and development and the costs associated with obtaining patents have been expensed as incurred. Patent costs are expensed, since the Company has not yet developed products, which have gained market acceptance.

NATIONAL SCIENTIFIC CORPORATION
Notes to Financial Statements
For the Years Ended September 30, 2000 and 1999

             h.   Net Loss Per Share

               Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 43,707,159 and 31,111,746 for the years ended September 30, 2000 and 1999, respectively. Stock options and warrants are considered antidilutive and were not considered in the calculation.

2.   Development Stage Operations

               The Company experienced significant operating losses during 2000 and 1999. Of the total net losses, approximately $3,500,000 and $350,000 related to stock issued for services in 2000 and 1999, respectively.

               Subsequent to September 30, 2000, the Company raised an additional $577,450 from the exercise of common stock warrants. Management believes that its current cash position will be adequate to fund operations and research for the next fiscal year, until the Company can generate revenues. However, there can be no assurance that these actions will be successful. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   Property and Equipment

               Property and equipment consists of the following at September 30, 2000 and 1999:

	2000	1999

Computer equipment	$8,907	3,057
Office furniture	3,623	3,623

	12,530	6,680
Less: accumulated depreciation	5,133	3,340

	$7,397	3,340

4.   Long-term Note Payable

               In February 1999, the Company issued a $110,000 promissory note to an individual, who had previously loaned money to Eden Systems, Inc., the Company’s former subsidiary. The loan’s terms provided for interest at 10% through December 31, 2000, at which time all interest and principal was due. The loan was secured by 500,000 shares of the Company’s common stock. The Company repaid the loan in March, 2000, and redeemed the 500,000 shares of common stock.

5.   Private Placement of Common and Preferred Stock

               On March 15, 1998, the Company offered $250,000 of preferred stock at $5,000 per unit. Each unit consisted of 1,000 shares of convertible preferred stock and 100,000 Class A common stock purchase warrants. The preferred stock was non-voting and each unit was convertible into 100,000 shares of common stock. The A Warrants are exercisable at $1 per share and were to expire March 15, 2000. On October 8, 1998, the Company elected to offer an additional 50 units under the terms of the March 15, 1998 offering. The offering expired July 31, 1999. In conjunction with this offering, the expiration date of the warrants was extended until December 31, 2000. All preferred stock has been converted to common stock at September 30, 1999. This offering resulted in net proceeds to the Company of $482,500.

               On August 1, 1999, the Company commenced a $300,000 offering at $10,000 per unit. Each unit consisted of 30,000 shares of unrestricted common stock that was to be transferred to the investor by the spouse of the Chairman of the Company, 40,000 shares of restricted common stock and 50,000 Class A common stock warrants. The Class A warrants are exercisable at $1.50 per share and expire on December 31, 2001. The offering was amended twice and each unit was revised to consist of 5,000 shares of unrestricted common stock to be transferred to investors by the spouse of the Chairman of the Company, 25,000 shares of restricted common stock and 50,000 warrants. The offering generated $750,000 to the Company from the sale of 3,765,000 shares of common stock.

NATIONAL SCIENTIFIC CORPORATION
Notes to Financial Statements
For the Years Ended September 30, 2000 and 1999

               In consideration of the transfer by the spouse of the Chairman of the Company of an aggregate of 840,000 shares of unrestricted common stock owned by her in connection with the foregoing offering, the Company, at her direction, issued to its Chairman 1,580,040 shares of restricted common stock and agreed that the Chairman would receive 4% of all future corporate gross revenues generated from the sale of the Company’s products.

               In conjunction with the August 1, 1999 offering, the Company agreed to issue one share of common stock to two key consultants for each dollar raised, provided the offering generated a minimum of $150,000. The maximum number of shares to be issued was 300,000 to each consultant. A liability of $15,000 was accrued for issuance of the stock at September 30, 1999. Since the offering was successful, 600,000 shares of restricted common stock were issued that were valued at $72,000. The Company also issued 300,000 shares to a key consultant during the year ended September 30, 2000 in conjunction with attaining goals related to the Company’s stock.

               During the year ended September 30, 2000, 2,972,250 warrants to purchase common stock were exercised at an exercise price of $1.00 per share each and 120,000 warrants to purchase common stock were exercised at an exercise price of $1.50 per share each generating a total of $3,152,250.

6.   Lease Commitments

               The Company leases its headquarters in Phoenix, under a non-cancelable operating lease, which expires on September 30, 2001. The lease requires monthly payments of $4,320 plus sales taxes and contains no renewal or purchase options. On August 17, 2000 the Company entered into a three-year non-cancelable operating lease for the San Jose office, which expires on August 31, 2003. The lease requires monthly payments which range from $3,878 to $4,275 plus increases in operating expenses. It contains no renewal or purchase options.

               Future minimum lease obligations at September 30, 2000 are as follows:

Year ending September 30,
2001	$98,569
2002	49,056
2003	47,025

$194,650

               Rent expense for the years ended September 30, 2000 and 1999 was approximately $32,840 and $26,500, respectively.

7.   Income Taxes

               Deferred income taxes consist of the following at September 30, 2000 and 1999:

	2000	1999

Net operating loss carryforwards and start up costs	$2,140,000	$1,160,000
Valuation allowance	(2,140,000)	(1,160,000)

	$—	$—

               A reconciliation of expected to actual taxes follows:

Expected federal and state tax recovery at 40%	$(1,800,000)	$(279,000)
Stock compensation	825,000	—
Tax benefits not realized—valuation allowance	975,000	279,000

Financial statement recovery of income taxes	$—	$—

NATIONAL SCIENTIFIC CORPORATION
Notes to Financial Statements
For the Years Ended September 30, 2000 and 1999

               The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2000 and 1999, the valuation allowance increased by $1,215,000 and $254,000 respectively.

               The Company has net operating loss carryforwards of approximately $5,300,000 at September 30, 1999, which may be used to offset future federal taxable income through 2020 and state taxable income through 2005.

               Due to changes in ownership during 1996, the Company expects that the availability of losses generated prior to that time will not be significant. Valuation allowances would be recorded to offset any value assigned, since the Company is in the development stage and has recorded losses from operations for several years.

8.   Related Party Transactions

               The Company paid professional and consulting fees, in connection with product research and development and operations of approximately $6,098,000 and $548,000 to various officers and key consultants of the Company during the years ended September 30, 2000 and 1999, respectively. Of this amount, $2,062,500 is being deferred and amortized over the term of the employment contract.

               Loan to officer consists of a $200,000, 10% promissory note from its chairman due December 1, 2000. As of September 30, 2000, the Company has recorded interest income and accrued interest receivable of $9,275. In December, 2000 the Board authorized the extension of the loan to officer until December 1, 2001.

               Substantially all officers have employment contracts, many of which include termination clauses and the granting of stock or options.

9.   Sale of subsidiaries

               Effective September 30, 1997, the Company sold its interest in both the water treatment and retail divisions of Eden Systems, Inc. The Company was to receive a down payment of $25,000 and additional payments based upon a percentage of the future sales generated by Eden’s acquirers. The Company received $25,000 from the sale during the year ended September 30, 1997 and $12,500 during the year ended September 30, 1999. No additional payments have been received since that time, nor does management expect to receive any additional payments related to the sale.

10.   Disclosures About Fair Value of Financial Instruments

               Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

               Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

               Since the fair value is estimated as of September 30, 2000, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

               The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of the note receivable is assumed to be the fair value, since the rate specified in the note approximates current market rates.

NATIONAL SCIENTIFIC CORPORATION
 Notes to Financial Statements
 For the Years Ended September 30, 2000 and 1999

11.   Stock Options

               The Company from time to time issues stock options for the purchase of restricted stock to directors, officers, employees and consultants. The Company does not have a qualified stock option plan for its executives and employees.

               The Company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Under the terms of the Company’s stock options granted to certain directors, officers and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At September 30, 2000, all outstanding stock options were vested, and fully exercised.

               In accordance with FAS 123, which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 2.5 years. Expected volatility was assumed to be 50% in both 1999 and 2000.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options Outstanding, September 30, 1998	318,000.09		.18
Granted	270,000.09		.17
Exercised	(496,000)	.10	.16
Canceled	—	—	—

Options Outstanding, September 30, 1999	92,000.09		.17

Granted	256,000.10		.19
Exercised	(348,000)	.10	.17
Canceled	—	—	—

Options Outstanding, September 30, 2000	—

12.    Subsequent Events

               On November 13, 2000, the Company filed legal action against a former director and officer of Company and his spouse. The Company’s complaint alleges that certain sales and subsequent purchases of the Company’s common stock are in violation of §16(b) of the Securities and Exchange Act of 1934, 15 U.S.C. §78p(b). The Company claims that both the sale and purchase transactions were ordered and completed within a six-month restriction period. Section §16(b) of the Act requires that any profits realized by an officer and or director from the purchase and sale within a six month period are subject to disgorgement and must be returned to the Company. The Company has asked for an accounting of these transactions and disgorgement of any profits made on the sales and purchases of the Company’s common stock within the restricted time period.

               In December 2000, the Board of Directors of the Company approved the Company’s 2000 Stock Option Plan. Currently 7,000,000 shares of common stock are reserved for issuance upon exercise of options granted under the 2000 Plan. The 2000 Plan will be submitted to the Company’s shareholders for approval at the Company’s 2001 Annual Meeting of Shareholders.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Form of Bylaws*
10.1	Employment Agreement dated December 1, 2000 between Sam H. Carr and the Company
10.2	Employment Agreement dated December 1, 2000 between Michael Grollman and the Company
10.3	2000 Stock Option Plan
10.4	Warrant Agreement as part of Private Offering dated August 1, 1999*
10.5	Warrant Agreement as part of Private Offering dated March 15, 1998*
10.6	Lease Agreement between Targun Properties, Inc. and the Registrant dated August 21, 1998*
10.6(i)	First Lease Addendum between Targun Properties, Inc. and the Registrant dated July 27, 1999*
10.6(ii)	Second Lease Addendum between Targun Properties, Inc. and the Registrant dated September 15, 1999*
10.7	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the HETROJUNCTION BIPOLAR TRANSISTOR HAVING WIDE BANDGAP, LOW INTERDIFFUSION BASE-EMITTER JUNCTION*
10.8	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the VERTICAL HETROJUNCTION BIPOLAR TRANSISTOR*
10.9	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the MONOLITHIC INDUCTOR WITH MAGNETIC FLUX LINES GUIDED AWAY FROM SUBSTRATE*
10.10	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the MONOLITHIC INDUCTOR WITH MAGNETIC FLUX LINES GUIDED AWAY FROM SUBSTRATE Continuation in Part*
10.11	Assignment Agreement between El-Badawy Amien El-Sharawy, Majid M. Hashemi and the Registrant for the STATIC MEMORY CELL WITH LOAD CIRCUIT USING A TUNNEL DIODE*
10.12	Assignment Agreement between El-Badawy Amien El-Sharawy and the Registrant for the TE MODE DIELECTRIC RESONATOR*
10.13	Assignment Agreement between El-Badawy Amien El-Sharawy and the Registrant for the DISTRIBUTED AMPLIFIER AND METHOD THEREFOR*
10.14	Assignment Agreement between El-Badawy Amien El-Sharawy and the Registrant for the DISTRIBUTED AMPLIFIER Continuation in Part*
22	List of Subsidiaries—NSC has no subsidiaries
27	Financial Data Schedule

______________

*	Incorporated by reference from the Company’s Form 10-SB dated February 14, 2000.