Form 10QSB
period 2000-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-02-14
CIK 1022505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

                         Commission File Number 0-28745

                         NATIONAL SCIENTIFIC CORPORATION



                             Texas                           86-0837077

            4455 East Camelback Road, E-160, Phoenix, AZ        85018

                                  602-954-1492

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [ ]

There were 48,607,498 shares of Common Stock, par value $.01 per share, were outstanding at February 13, 2001.

Transitional Small Business Disclosure Format (Check One):  Yes____ No__X__

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information

         Item 1 - Financial Statements (unaudited)

           Balance Sheet - December 31, 2000

           Statements of Operations - Three Months ended December 31, 2000, 1999 and 1998 and Cumulative from October 1, 1997 (Inception) through December 31, 2000

           Statements of Cash Flows - Three Months ended December 31, 2000, 1999 and 1998 and Cumulative from October 1, 1997 (Inception) through December 31, 2000

           Statements of Changes in Shareholders' Equity - Fiscal Years ended September 30, 2000, 1999 and 1998 and three months ended December 31, 2000

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

         Item 6 - Exhibits and reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION


                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                        Unaudited Condensed Balance Sheet
                                December 31, 2000

                                     ASSETS
                                                                           2000
                                                                       ------------
Current assets:
     Cash and cash equivalents                                         $  2,952,867
     Loan to officer                                                        200,000
     Other assets                                                            65,219
                                                                       ------------
        Total current assets                                              3,218,086
                                                                       ------------

Property and equipment, net of accumulated depreciation at $6,878            47,244
                                                                       ------------

                                                                       $  3,265,330
                                                                       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                             $     11,720

     Other accrued liabilities                                            1,000,000
                                                                       ------------
        Total current liabilities                                         1,011,720

Commitments, contingencies and subsequent events (see notes)

Shareholders' equity (deficit):
     Common stock, par value $.01; 80,000,000 shares authorized,
        48,607,498 shares issued and outstanding
        at December 31, 2000                                                486,075
     Additional paid-in-capital                                          14,242,601
     Common stock options                                                   263,760
     Deficit accumulated during the development stage                   (10,344,146)
                                                                       ------------
     Accumulated deficit                                                 (2,394,680)
                                                                       ------------
                                                                          2,253,610
                                                                       ------------

                                                                       $  3,265,330
                                                                       ============

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Operations
               For the Quarters Ended December 31, 2000, 1999 and
      For the Period from October 1, 1997 (Inception of Development Stage)
                            Through December 31, 2000

                                                                                       Cumulative
                                                                                       Development
                                                      2000              1999              Stage
                                                  -----------       ------------       -----------
Revenues                                          $        --       $         --                --
                                                  -----------       ------------       -----------

Costs and expenses
     Consulting fees, related party                   422,008            405,000         3,856,991
     Compensation and benefits                        129,631                 --           203,337
     Research and development                         186,435             78,027         2,071,716
     Stock compensation                             3,443,160             50,320         3,598,436
     Other                                            214,689             62,324           684,486
                                                  -----------       ------------       -----------
                                                    4,395,923            595,671        10,414,966
                                                  -----------       ------------       -----------

Net loss from operations                           (4,395,923)          (595,671)      (10,414,966)
                                                  -----------       ------------       -----------

Other income (expense)
     Interest and other income                         42,744              4,074           115,691
     Interest expense                                      --             (2,750)          (16,316)
     Loss on disposal of assets                            --                 --           (28,555)
                                                  -----------       ------------       -----------
                                                       42,744              1,324            70,820
                                                  -----------       ------------       -----------

Net loss before income tax benefit                 (4,353,179)          (594,347)      (10,344,146)

Provision for income taxes (benefit)                       --                 --                --
                                                  -----------       ------------       -----------

Net loss                                          $(4,353,179)      $   (594,347)      (10,344,146)
                                                  ===========       ============       ===========

Net loss per common share, basic and diluted     $      (0.09)      $     (0.01)
                                                 ============       ===========

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Cash Flows
             For the Quarters Ended December 31, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                            Through December 31, 2000

                                                                                                           Cumulative
                                                                                                           Development
                                                                             2000             1999            Stage
                                                                          -----------       --------       -----------
Cash flows from operating activities:
     Net loss                                                             $(4,353,179)      (594,347)      (10,344,146)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                                            1,746            334            11,765
        Loss on disposal of assets                                                 --             --            28,555
        Stock and options issued for services                                 380,660        474,820         6,638,575
        Amortization of deferred stock compensation                         3,062,500             --         1,000,000
        Decrease (increase) in receivables                                         --             --            30,000
        Decrease (increase) in other assets                                    40,337             --           (54,648)
        Increase (decrease) in accounts payable and accrued expenses          (14,234)        (4,371)          (10,859)

        Increase (decrease) in accrued interest                                    --          2,750                --
                                                                          -----------       --------       -----------
            Net cash used in operating activities                            (882,170)      (120,814)       (2,700,758)
                                                                          -----------       --------       -----------
Cash flows from investing activities:
     Acquisition of property and equipment                                    (41,593)                         (47,442)
     Proceeds from the sale of furniture and equipment                             --             --             4,660

     Loan to officer                                                               --             --          (200,000)
                                                                          -----------       --------       -----------
                                                                              (41,593)            --          (242,782)
Cash flows from financing activities:                                     -----------       --------       -----------
     Repayment of debt                                                             --             --          (110,000)
     Repayment of shareholder loans                                                --             --           (10,000)
     Repayment of capital lease obligations                                        --             --            (1,819)
     Proceeds from the issuance of common stock                             1,291,730        761,150         5,532,108
     Proceeds from the issuance of preferred stock                                 --             --           482,500
                                                                          -----------       --------       -----------
           Net cash provided by financing activities                        1,291,730        761,150         5,892,789
                                                                          -----------       --------       -----------

Net increase in cash and cash equivalents                                     367,967        640,336         2,949,249

Cash and cash equivalents, beginning of year                                2,584,900         62,185             3,618
                                                                          -----------       --------       -----------

Cash and cash equivalents, end of the quarter                             $ 2,952,867        702,521         2,952,867
                                                                          ===========       ========       ===========

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Cash Flows
             For the Quarters Ended December 31, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                            Through December 31, 2000

Supplementary Disclosure of Cash Flow Information                    Cumulative
                                                                     Development
                                                  2000       1999       Stage
                                                  -----      -----   -----------
Cash paid during the year for interest            $  --         --      2,597
                                                  =====      =====      =====
Cash paid during the year for income taxes        $  --         --         --
                                                  =====      =====      =====

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

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

        Unaudited Statements of Changes in Shareholders' Equity (Deficit)
           For the Years Ended September 30, 2000, 1999 and 1998, and
                     For the Quarter Ended December 31, 2000

                                           Common Stock           Preferred Stock
                                      ----------------------   ---------------------   Additional                 Development
                                      Number of                Number of                Paid-In     Accumulated      Stage
                                       Shares        Amount     Shares      Amount      Capital       Deficit       Deficit
                                      ----------    --------   ---------    ------     ----------   -----------   -----------
Balance September 30, 1997            17,847,292    $178,473         --         --      2,160,780    (2,394,680)          --

Stock issued for services              3,487,557      34,875         --         --        335,473            --           --

Private placement of preferred stock          --          --     49,500      4,950        242,550            --           --

Exercise of warrants and options         547,000       5,470         --         --        100,888            --           --

Conversion of preferred to
    common stock                       3,450,000      34,500    (34,500)    (3,450)       (31,050)           --           --

Contributed capital                           --          --         --         --         14,850            --           --

Net loss                                      --          --         --         --             --            --     (772,545)
                                      ----------    --------    -------     ------     ----------    ----------     --------

Balance, September 30, 1998           25,331,849     253,318     15,000      1,500      2,823,491    (2,394,680)    (772,545)
                                      ----------    --------    -------     ------     ----------    ----------     --------




                                        Total
                                      --------
Balance September 30, 1997             (55,427)

Stock issued for services              370,348

Private placement of preferred stock   247,500

Exercise of warrants and options       106,358

Conversion of preferred to
    common stock                            --

Contributed capital                     14,850

Net loss                              (772,545)
                                      --------

Balance, September 30, 1998            (88,916)
                                      --------

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

       Statements of Changes in Shareholders' Equity (Deficit), continued
           For the Years Ended September 30, 2000, 1999 and 1998, and
                     For the Quarter Ended December 31, 2000

                                                    Common Stock         Preferred Stock
                                                --------------------   -------------------    Additional                 Development
                                                Number of              Number of               Paid-In     Accumulated      Stage
                                                 Shares      Amount     Shares      Amount     Capital       Deficit       Deficit
                                               ----------    -------   ---------    ------    ----------   -----------   -----------
Balance, September 30, 1998                    25,331,849    253,318     15,000      1,500     2,823,491    (2,394,680)    (772,545)

Stock issued for services                       3,165,000     31,650         --         --       315,979            --           --

Preferred stock offering                               --         --     47,000      4,700       230,300            --           --

Exercise of warrants and options                  496,000      4,960         --         --        27,490            --           --

Private placement of common stock                 400,000      4,000         --         --        96,000            --           --

Conversion of preferred to
    common stock                                6,200,000     62,000    (62,000)    (6,200)      (55,800)           --           --

Common stock issued to collateralize loan         500,000      5,000         --         --            --            --           --

Stock converted by director's family member       451,440      4,515         --         --        (4,515)           --           --

Net loss                                               --         --         --         --            --            --     (699,085)
                                               ----------    -------    -------     ------    ----------    ----------   ----------
Balance, September 30, 1999                    36,544,289    365,443         --         --     3,432,945    (2,394,680)  (1,471,630)
                                               ----------    -------    -------     ------    ----------    ----------   ----------




                                                     Total
                                                   --------
Balance, September 30, 1998                         (88,916)

Stock issued for services                           347,629

Preferred stock offering                            235,000

Exercise of warrants and options                     32,450

Private placement of common stock                   100,000

Conversion of preferred to
    common stock                                         --

Common stock issued to collateralize loan             5,000

Stock converted by director's family member              --

Net loss                                           (699,085)
                                                   --------
Balance, September 30, 1999                         (67,922)
                                                   --------

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

       Statements of Changes in Shareholders' Equity (Deficit), continued
           For the Years Ended September 30, 2000, 1999 and 1998, and
                     For the Quarter Ended December 31, 2000

                                                  Common Stock            Preferred Stock
                                              ---------------------   -----------------------   Additional               Development
                                              Number of                Number of                 Paid-In    Accumulated     Stage
                                               Shares       Amount      Shares       Amount      Capital      Deficit      Deficit
                                              ----------   --------   ----------   ----------   ----------  -----------  -----------
Balance, September 30, 1999                   36,544,289    365,443          --           --    3,432,945   (2,394,680)  (1,471,630)

Stock issued for services                      2,817,629     28,176          --           --    5,511,762           --           --

Exercise of warrants and options               3,440,250     34,403          --           --    3,202,317           --           --

Private placement of common stock              3,765,000     37,650          --           --      712,350           --           --

Stock converted by director's family member    1,128,600     11,286          --           --      (11,286)          --           --

Common stock to collateralize loan - retired    (500,000)    (5,000)         --           --           --           --           --

Deferred stock compensation                           --         --          --           --   (2,062,500)          --           --

Net loss                                              --         --          --           --           --           --   (4,519,337)
                                              ----------   --------   ---------   ----------  -----------   ----------   ----------

Balance, September 30, 2000                   47,195,768    471,958          --           --   10,785,588   (2,394,680)  (5,990,967)
                                              ==========   ========   =========   ==========  ===========   ==========   ==========




                                                    Total
                                                 -----------
Balance, September 30, 1999                         (67,922)

Stock issued for services                         5,539,938

Exercise of warrants and options                  3,236,720

Private placement of common stock                   750,000

Stock converted by director's family member              --

Common stock to collateralize loan - retired         (5,000)

Deferred stock compensation                      (2,062,500)

Net loss                                         (4,519,337)
                                                 ----------

Balance, September 30, 2000                       2,871,899
                                                 ==========

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

       Statements of Changes in Shareholders' Equity (Deficit), continued
           For the Years Ended September 30, 2000, 1999 and 1998, and
                     For the Quarter Ended December 31, 2000

                                          Common Stock           Preferred Stock
                                      ---------------------    --------------------    Additional                   Development
                                      Number of                Number of                Paid-In      Accumulated       Stage
                                        Shares      Amount      Shares      Amount      Capital        Deficit        Deficit
                                      ----------    -------    ---------   --------    ----------    -----------    -----------
Balance, September 30, 2000           47,195,768    471,958          --          --    10,785,588    (2,394,680)     (5,990,967)

Stock issued for services                120,000      1,200          --          --       115,700            --              --

Exercise of warrants and options       1,291,730     12,917          --          --     1,278,813            --              --

Amortization of stock compensation            --         --          --          --     2,062,500            --              --

Common stock options exercisable              --         --          --          --       263,760            --              --

Net loss                                      --         --          --          --            --            --      (4,353,179)
                                      ----------    -------     -------    --------    ----------    ----------     -----------

Balance, December 31, 2000            48,607,498    486,075          --          --    14,506,361    (2,394,680)    (10,344,146)
                                      ==========    =======     =======    ========    ==========    ==========     ===========




                                           Total
                                         ----------
Balance, September 30, 2000               2,871,899

Stock issued for services                   116,900

Exercise of warrants and options          1,291,730

Amortization of stock compensation        2,062,500

Common stock options exercisable            263,760

Net loss                                 (4,353,179)
                                         ----------

Balance, December 31, 2000                2,253,610
                                         ==========

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                     Notes to Unaudited Financial Statements
                    Quarter Ended December 31, 2000 and 1999


1.   Basis of Presentation

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

2.   Employment Agreement

     The employment agreement with the President is still under negotiation. The shares of restricted common stock granted to the President are currently being restructured, to be exchanged for options to purchase common stock. The employment agreement currently being negotiated contemplates granting options to purchase approximately 2,100,000 and 666,700 shares of common stock at exercise prices proposed to be $.46 per share and $.29 per share, or 25% of the market value of common stock on December 1, 2000 and January 1, 2001, respectively. At the date of filing this Form 10-QSB, the contract had not yet been finalized.

     The Company is accruing additional compensation of $1,000,000 to reflect the probability that the final option agreement will be greater in value than the restricted common shares to be exchanged.

3.   Issuance of Common Stock

     During the three months ended December 31, 2000, the Company received
         $1,291,730 and issued 1,291,730 shares of restricted common stock in connection with the exercise of its $1.00 common stock warrants. The Company also issued 100,000 shares of restricted common stock valued at $92,000 to consultants and principals as compensation for services. The Company issued 20,000 shares of restricted common stock valued at $24,900 to consultants as compensation for services. This restricted stock was valued at 50% of the market price of the stock on the dates granted and earned.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                     Notes to Unaudited Financial Statements
                    Quarter Ended December 31, 2000 and 1999


3.   Issuance of Common Stock (continued)

     During the quarter ended December 31, 1999, the Company received $750,000 from a private placement of common stock. In conjunction with the offering, the Company issued 600,000 shares of restricted stock valued at $72,000 to a principal and a consultant of the Company. The Company also issued 500,000 shares of restricted common stock to consultants as compensation for services.

4.   Stock Options

     The Company from time to time issues stock options for the purchase of restricted stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives and employees in December 2000.

     The Company adopted APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $263,760 has been recognized for the quarter ended December 31, 2000. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At December 31, 2000, all outstanding stock options had been deemed vested, and were fully exercisable.

     In accordance with APB Opinion 25, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 5 years. Expected volatility was assumed to be 100% as of the date of issue.

                                                                  Weighted
                                                    Number         Average
                                                      Of          Exercise
                                                    Shares          Price
                                                   ---------      --------
     Options Outstanding, September 30, 2000              --
         Granted                                   1,207,667       $  1.63
         Exercised                                        --            --
                                                   ---------
     Options Outstanding, December 31, 2000        1,207,667       $  1.63
                                                   =========

     Had the Company fully adopted SFAS 123, the first quarter loss from operations would have been $(6,231,086) and basic loss per share would have been $(0.13).

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                     Notes to Unaudited Financial Statements
                    Quarter Ended December 31, 2000 and 1999


5.   Loan to Officer

     During the quarter ended December 31, 2000 the Company renewed a loan with a Director and Officer for $200,000, bearing interest at 10% per annum and due on December 1, 2001.

6.   Net Loss Per Share

     Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 47,661,601 and 40,532,808 for the three months ended December 31, 2000 and 1999, respectively. Stock options and warrants are considered anti-dilutive and were not considered in the calculation.

7.   Subsequent Event

     On January 19, 2001, the Company loaned $100,000 to an entity at 12% interest. The Chairman of the Board of the entity is also a director of the Company. The loan is to be repaid in two $50,000 installments, which are due March 1 and April 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including information stated under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to make available to ourselves certain "safe harbor" provisions of the Act and we are including this special note to enable us to do so.

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

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

We are a development stage company and, therefore, have no revenues to report for the periods indicated above.

We believe that our cash position of approximately $3.0 million as of December 31, 2000, to be sufficient to continue operations for the next twelve months. Such future requirements are based upon management's best estimates based upon current conditions and the most recent results of operations.

In the next twelve months, we expect to continue to increase our research and development expenditures with additional staffing. The purpose of these additional expenditures is to bring our existing products closer to the point of market readiness by producing working prototypes along with design and process specifications. Additionally, these expenditures will be used for continued research into RF technologies that are anticipated to provide wireless products into next generation electronic devices. There can be no assurance that we will be successful in completing these tasks in the time period estimated.

Operating expenses for the three months ended December 31, 2000 of approximately $4.4 million are up from the similar period ended December 31, 1999, which were approximately $596,000. This increase, over the similar period last year, was primarily due to the increase in stock compensation of approximately $3.4 million in lieu of cash to the Company's President. The employment agreement with the President is still under negotiation. The shares of restricted common stock granted to the President are currently being restructured, to be exchanged for options to purchase common stock. The employment agreement currently being negotiated contemplates granting options to purchase approximately 2,100,000 and 666,700 shares of restricted common shares of common stock at exercise prices proposed to be $.46 per share and $.29 per share, or 25% of the market value of common stock on December 1, 2000 and January 1, 2001, respectively.

Compensation and benefits have increased by approximately $130,000 due to the addition of the Chief Operating and Financial Officers, the Global Director of Marketing and the Director of Research in our San Jose research facility. In addition, research and development costs increased approximately $108,000. Research and development costs increased due primarily to our opening our San Jose, California research facility and hiring an additional research scientist.

Liquidity and Capital Resources

For the three months ended December 31, 2000, additional capital of approximately $1.3 million was received as a result of the exercise of approximately 1.3 million of the warrants to acquire a total of 9,650,000 shares of restricted common stock that were issued in conjunction with our private offering of March 15, 1998, at an exercise price of $1.00 per share. The remaining unexercised warrants that were issued in connection with this offering expired on December 31, 2000.

Warrants to acquire 4,250,000 shares of restricted common stock, which expire on December 31, 2001, were issued in conjunction with our private offering of August 1, 1999, at an exercise price of $1.50 per share. Prior to the fiscal quarter ended December 31, 2000, 120,000 of these warrants were exercised, raising $180,000 in equity and cash. We expect that more of these warrants will be exercised prior to their expiration; however, there can be no assurance that any more of these warrants will be exercised.

Cash used in operations was approximately $882,000 for the three months ended December 31, 2000 compared with approximately $121,000 for the three month period ended December 31, 1999. The increase in cash used in operations resulted significantly from the employment several new employees, including the Chief Operating and Financial Officers, both of whom were hired in October 2000, the Global Director of Marketing who was hired on December 1, 2000 and a research scientist in San Jose, California who was hired on November 1, 2000. In addition, the President of NSC, as an independent consultant, was engaged on September 1, 2000. The fiscal quarter ended December 31, 2000 represents the first entire quarter that includes regular contractor payments to the President.


                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On December 31, 1999, we completed our private offering of August 1, 1999. A total of $830,000 was raised during the offering. We sold 4,165,000 shares of restricted common stock at an average price of $.20 per share for the entire offering. Of these totals, $750,000 was raised and 3,765,000 shares were sold during the quarter ended December 31, 1999.

As part of this offering, we also issued 4,250,000 warrants to purchase one restricted share of common stock at a price of $1.50 for each warrant. These warrants are immediately exercisable and they all expire on December 31, 2001. One hundred twenty thousand (120,000) of these warrants have been exercised as of the date of this filing. The shares were sold in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D.

During the three months ended December 31, 2000, approximately 1.3 million warrants were exercised at $1.00 each. These represent a portion of the 9,650,000 warrants issued in conjunction with our Private Offering of March 15, 1998. The remaining and unexercised warrants issued during this Private Offering expired on December 31, 2000. The shares were sold in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D.

In addition, during the three months ended December 31, 2000, 100,000 restricted shares of common stock were issued to the Chief Operating Officer, in accordance with his employment agreement, and 15,000 shares were granted to a consultant for services rendered.

On December 1, 2000, the Board of Directors instituted a Stock Option Plan (2000
Plan). The Board is of the opinion that it is in the best interest of NSC to reserve not less than 7,000,000 Common Shares to provide adequate Common Shares for the issuance to qualified individuals under the 2000 Plan to encourage them to remain in the service of NSC and to promote its business and growth strategy. The full text of the Amended and Restated 2000 Stock Option Plan is set forth as
Exhibit 10.1 to this Form 10-QSB.

Item 5.  Other Information

Subsequent to our latest filings with the SEC, we have learned that the U.S. Patent and Trademark Office issued patent number 6,171,920 for our Hetrojunction Bipolar Transistor. In June 1999, we had received a patent on the novel design and architecture for the product. This most recent patent relates to the intellectual property required to manufacture the transistor. Additionally, on January 2, 2001, the U.S. Patent and Trademark Office granted patent number 6,169,467 for our Mode Dielectric Resonator. The Mode Dielectric Resonator is unique in its design allowing for a significant reduction in size and an increase in the Quality factor.

In January 2001, we executed several distribution contracts with Korean technology manufacturers that we believe will allow the Company to expand its business infrastructure and start the transformation from a pure research and development company to a more complete and operational full-line business. We currently anticipate that the contracts will produce in excess of $5.0 million in revenue for the current fiscal year.

During the three months ended December 31, 2000, the Company rounded out is Board of Directors with the addition of Michael A. Grollman, Sam H. Carr, both officers of the Company, as well as Richard C. Kim and Charles E. Martin, who both serve as outside directors. In addition to the Board of Directors, we have begun a technical advisory board, currently consisting of two prominent and respected scientists, which are called upon to advise the Company on its technology strategies and functionality.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits
        Exhibit 10.1 Amended and Restated 2000 Stock Option Plan
        Exhibit 10.2 Master Purchase & License Contract - Sun Il Computec
        Exhibit 10.3 Master Purchase & License Contract - Maroo Electrotech Co.
                     Ltd.
        Exhibit 10.4 Master Purchase & License Contract - Ozaki Korea Co., Ltd.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL SCIENTIFIC CORPORATION

February 13, 2001                  /s/ L.L. Ross
     DATE                          -------------
                                   L.L Ross
                                   Chairman of the Board, President & C.E.O.

                                   /s/ Sam H. Carr
                                   ---------------
                                   Sam H. Carr
                                   Corporate Secretary

                                INDEX TO EXHIBITS


Exhibit 10.1 Amended and Restated 2000 Stock Option Plan
Exhibit 10.2 Master Purchase & License Contract - Sun Il Computec
Exhibit 10.3 Master Purchase & License Contract - Maroo Electrotech Co. Ltd.
Exhibit 10.4 Master Purchase & License Contract - Ozaki Korea Co., Ltd.