Form 10QSB
period 2001-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-05-15
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

000-28745
(Commission File No.)

NATIONAL SCIENTIFIC CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	86-0837077 (I.R.S. Employer Identification No.)

4455 East Camelback Road, Suite E160 Phoenix, AZ (Address of Principal Executive Offices)	85018 (Zip Code)

(602) 954-1492
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

There were 47,357,498 shares of Common Stock, par value $.01 per share, were outstanding at May 11, 2001.

Transitional Small Business Disclosure Format (Check One): Yes         No   X

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Balance Sheet – March 31, 2001
Statements of Operations - Three Months and Six Months ended March 31, 2001, 2000 and Cumulative from October 1, 1997 (Inception) through March 31, 2001
Statements of Cash Flows - Six Months ended March 31, 2001, 2000 and Cumulative from October 1, 1997 (Inception) through March 31, 2001
Statements of Changes in Shareholders' Equity - Six Months ended March 31, 2001
Notes to Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation
Part II - Other Information
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and reports on Form 8-K
Signatures
EX-10.1
EX-10.2

NATIONAL SCIENTIFIC CORPORATION

FORM 10-QSB

INDEX

Part I —Financial Information

      Item 1. Financial Statements (unaudited)

Balance Sheet – March 31, 2001

Statements of Operations —Three Months and Six Months ended March 31, 2001, 2000 and Cumulative from October 1, 1997 (Inception) through March 31, 2001

Statements of Cash Flows —Six Months ended March 31, 2001, 2000 and Cumulative from October 1, 1997 (Inception) through March 31, 2001

Statements of Changes in Shareholders’ Equity —Six Months ended March 31, 2001

Notes to Financial Statements

      Item 2. Management’s Discussion and Analysis or Plan of Operation

Part II —Other Information

      Item 1 —Legal Proceedings

      Item 2 —Changes in Securities and Use of Proceeds

      Item 4 —Submission of Matters To A Vote of Security Holders

      Item 6 —Exhibits and reports on Form 8-K

Signatures

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL SCIENTIFIC CORPORATION

(A Development Stage Company)
Unaudited Condensed Balance Sheet
March 31, 2001

2001

ASSETS

Current assets:

Cash and cash equivalents	$1,934,817

Loan to officer	200,000

Notes receivable	150,000

Other assets	69,177

Total current assets	2,353,994

Property and equipment, net	123,564

Total assets	$2,477,558

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	$42,923

Total current liabilities	42,923

Commitments, contingencies and subsequent events (see notes)

Shareholders’ equity (deficit):

Preferred stock, par value $.10; 4,000,000 shares authorized,

No shares issued and outstanding	—

Common stock, par value $.01; 120,000,000 shares authorized, 47,282,498 shares issued and outstanding	472,825

Additional paid-in-capital	14,255,851

Add common stock options exercisable	1,835,442

Deficit accumulated during the development stage	(11,734,803)

Accumulated deficit	(2,394,680)

2,434,635

Total liabilities and stockholders’ equity	$2,477,558

The accompanying notes are an integral part of these financial statements.

NATIONAL SCIENTIFIC CORPORATION

(A Development Stage Company)
Unaudited Condensed Statements of Operations
For the Quarters Ended and Six Months Ended March 31, 2001 and 2000, and
For the Period from October 1, 1997 (Inception of Development Stage)
Through March 31, 2001

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	Development
	March 31, 2001	March 31, 2000	March 31, 2001	March 31, 2000	Stage

Revenues	$317,780	$—	$317,780	$—	$317,780

Cost of sales	312,000	—	312,000	—	312,000

Gross profit	5,780	—	5,780	—	5,780

Operating expenses

Salaries and benefits	181,802	—	311,433	—	385,139

Consulting fees, related party	—	115,540	422,008	520,540	3,856,991

Research and development	327,824	218,259	514,259	296,286	2,399,540

Stock compensation	571,682	—	4,014,842	50,320	4,170,118

Other	344,292	41,291	558,981	103,615	1,028,778

	1,425,600	375,090	5,821,523	970,761	11,840,566

Net loss from operations	(1,419,820)	(375,090)	(5,815,743)	(970,761)	(11,834,786)

Other income (expense)

Interest and other income	29,163	9,086	71,907	13,160	144,854

Interest expense	—	(2,439)	—	(5,189)	(16,316)

Loss on disposal of assets	—	—	—	—	(28,555)

	29,163	6,647	71,907	7,971	99,983

Net loss before income tax	(1,390,657)	(368,443)	(5,743,836)	(962,790)	(11,734,803)

Provision for income taxes	—	—	—	—	—

Net loss	$(1,390,657)	$(368,443)	$(5,743,836)	$(962,790)	$(11,734,803)

Net loss per common share, basic and diluted	$(.03)	$(.01)	$(0.12)	(.02)

The accompanying notes are an integral part of these financial statements.

NATIONAL SCIENTIFIC CORPORATION

(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2001 and 2000, and
For the Period from October 1, 1997 (Inception of Development Stage)
Through March 31, 2001

	Six Months	Six Months	Cumulative
	Ended	Ended	Development
	March 31, 2001	March 31, 2000	Stage

Cash flows from operating activities:

Net loss	$(5,743,836)	$(962,790)	$(11,734,803)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7,433	668	17,452

Loss on disposal of assets	—	—	28,555

Stock and options issued for services	952,342	598,289	7,210,257

Amortization of deferred stock compensation	3,062,500		1,000,000

Decrease in receivables	—	—	30,000

(Increase) decrease in other assets	36,379	(4,174)	(58,606)

Increase (decrease) in accounts payable and accrued expenses	16,969	28,669	20,344

Increase (decrease) in accrued interest expense	—	(8,530)	—

Net cash used in operating activities	(1,668,213)	(347,868)	(3,486,801)

Cash flows from investing activities:

Loans issued	(200,000)	—	(400,000)

Repayment of loans	50,000	—	50,000

Acquisition of property and equipment	(123,600)		(129,449)

Proceeds from the sale of furniture and equipment	—	—	4,660

Net cash used in investing activities	(273,600)	—	(474,789)

Cash flows from financing activities:

Repayment of shareholder loans	—	—	(10,000)

Repayment of notes payable	—	(110,000)	(110,000)

Repayment of capital lease obligations	—	—	(1,819)

Proceeds from the issuance of common stock	1,291,730	2,419,150	5,532,108

Proceeds from the issuance of preferred stock	—	—	482,500

Net cash provided by financing activities	1,291,730	2,309,150	5,892,789

Net increase (decrease) in cash and cash equivalents	(650,083)	1,961,282	1,931,199

Cash and cash equivalents, beginning of period	2,584,900	62,185	3,618

Cash and cash equivalents, end of period	$1,934,817	$2,023,467	$1,934,817

The accompanying notes are an integral part of these financial statements.

NATIONAL SCIENTIFIC CORPORATION

(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2001 and 2000, and
For the Period from October 1, 1997 (Inception of Development Stage)
Through March 31, 2001

Supplementary Disclosure of Cash Flow Information

			Cumulative
			Development
	March 31, 2001	March 31, 2000	Stage

Cash paid during the period for interest	—	13,720	2,597

Cash paid during the period for income taxes	—	—	—

Summary of Non-Cash Investing and Financing Activities

During the quarter-ended December 31, 1999, the Company issued 1,128,600 shares of restricted common stock to a Director’s family member in exchange for 580,000 shares of unrestricted common stock.

The accompanying notes are an integral part of these financial statements.

NATIONAL SCIENTIFIC CORPORATION

(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)
For the Six Months Ended March 31, 2001

	Common Stock		Preferred Stock
					Additional		Development
	Number of		Number of		Paid-In	Accumulated	Stage
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total

Balance, September 30, 2000	47,195,768	471,958	—	—	10,785,588	(2,394,680)	(5,990,967)	2,871,899

Stock issued for services	120,000	1,200	—	—	115,700	—	—	116,900

Exercise of warrants and options	1,291,730	12,917	—	—	1,278,813	—	—	1,291,730

Amortization of stock compensation	—	—	—	—	2,062,500	—	—	2,062,500

Exchange of stock for options	(1,325,000)	(13,250)	—	—	13,250	—	—	—

Common stock options exercisable	—	—	—	—	1,835,442	—	—	1,835,442

Net loss	—	—	—	—	—	—	(5,743,836)	(5,743,836)

Balance, March 31, 2001	47,282,498	472,825	—	—	16,091,293	(2,394,680)	(11,734,803)	2,434,635

The accompanying notes are an integral part of these financial statements.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
1.	Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

2.	Revenues

We are a development stage company. Revenues generated during the three month period ended March 31, 2001 totaled $317,780 and resulted from the export of electronic products we purchased from a third party. The export of purchased product is not representative of the principal operations of the Company, which is the development and commercialization of patented technology. Therefore, the Company remains in the development stage. The profit margins are low on these exports, but generate some cash to allow the Company to continue to grow its corporate infrastructure.

3.	Employment Agreement

The employment agreement with Dr. Hashemi became effective as of December 1, 2000. The 1,325,000 shares of restricted common stock previously granted to him have been exchanged for options to purchase 2,100,000 and 666,700 shares of common stock at per share exercise prices of $.46 and $.29, respectively. These exercise prices represented 25% of the fair market value of the common stock on December 1, 2000 and January 1, 2001, respectively. Compensation expense of $3,418,260 for these below market option grants was recorded in the quarter ended December 31, 2000.

4.	Issuance of Common Stock

During the three months ended March 31, 2001, there were no issuances of common stock. During the three months ended December 31, 2000, the Company received $1,291,730 and issued 1,291,730 shares of restricted common stock in connection with the exercise of its $1.00 common stock warrants. The Company also issued 100,000 shares of restricted common stock valued at $92,000 to consultants and principals as compensation for services rendered. During the three months ended December 31, 2000, the Company issued 20,000 shares of restricted common stock valued at $24,900 to consultants as compensation for services.

During the quarter ended March 31, 2000, the Company received $750,000 from a private placement of common stock. In conjunction with the private placement, the Company issued 600,000 shares of restricted stock valued at $72,000 to a principal and a consultant of the Company. The Company also issued 500,000 shares of restricted common stock to consultants as compensation for services.

5.	Stock Options

The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives and employees in December 2000.

The Company adopted Accounting Practices Bulletin (“ABP”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the plan. Accordingly, for employees and directors compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $571,682 was recognized for the quarter ended March 31, 2001. Under the terms of the Company’s stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, determines at the time of grant when certain options granted shall be fully vested and exercisable. At March 31, 2001, vested options outstanding were 4,560,001 and non-vested outstanding options were 287,000.

In accordance with APB Opinion 25, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 5 years. Expected volatility was assumed to be 100% as of the date of issue.

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Options Outstanding, September 30, 2000	—	—

Granted	4,938,668	$0.87

Forfeited	(91,667)	$0.84

Exercised	—	—

Options Outstanding, March 31, 2001	4,847,001	$0.87

Had the Company fully adopted State of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” the loss from operations for the second fiscal quarter ended March 31, 2001, would have been approximately ($8.8) million and basic loss per share would have been ($0.18).

6.	Loan to Officer

During the quarter ended December 31, 2000, the Company renewed a loan with a director and officer for $200,000, bearing interest at 10% per annum and due on December 1, 2001. As of March 31, 2001, accrued interest on this note totaled $19,275.

7.	Notes Receivable

In January 2001, the Company loaned $100,000 to Phoenix Semiconductor, Inc., as part of a comprehensive business relationship. This loan bears interest at the rate of 12% per annum and is due and payable in two installments of $50,000 plus accrued interest in March and April 2001. At March 31, 2001, $50,000 of this loan plus accrued interest was outstanding. See Note 9 below.

Also in January 2001, the Company loaned $100,000 to an entity bearing interest at the rate of 12% per annum. The Chairman of the Board of the entity is also a director of the Company. The loan is due and payable in July 2001.

8.	Net Loss Per Share

Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 47,474,131 and 41,898,332 for the six months ended March 31, 2001 and 2000, respectively. Stock options and warrants are considered anti-dilutive and were not considered in the calculation.

9.	Subsequent Event

In May 2001, we entered into an agreement with Phoenix Semiconductor, Inc. (PSI) which grants the Company exclusive distribution rights for certain Thyristor and Schottky wafer related products produced by PSI. Under the terms of the agreement, PSI has agreed to manufacture wafers containing these products for the Company. In return, the Company intends to market and sell these wafers or packaged products to third parties. The agreement has a one-year term and is renewable at the option of the Company for additional one-year terms. We expect production of wafers to begin in the third fiscal quarter of 2001 and sales of these products to be recorded in the final quarter of fiscal 2001.

Item 2. Management’s Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

The statements contained in this report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or “possible,” or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

We are a development stage company. Revenues generated during the three month period ended totaled $317,780 and resulted from the export of electronic products we purchased from a third party. The export of purchased product is not representative of the principal operations of the Company, which is the development and commercialization of patented technology. Therefore, the Company remains in the development stage.

In the next twelve months, we expect to continue research and development expenditures. The purpose of these expenditures is to bring our existing products closer to the point of market readiness by producing working prototypes along with design and process specifications. Additionally, these expenditures will be used for continued research into RF technologies that are anticipated to provide wireless products into next generation electronic devices. There can be no assurance that we will be successful in completing these tasks in the time period estimated.

Operating expenses for the three months ended March 31, 2001, of approximately $1.4 million are up from the comparable period ended March 31, 2000, which were approximately $375,000. This increase was primarily due to the employment of approximately 10 employees in the Company’s corporate office, which constitute the management team for the Company. In addition, in September 2000 we opened our research and development facility in San Jose, California, which now consists of five additional full time employees.

The employment agreement with Dr. Hashemi became effective as of December 1, 2000. The 1,325,000 shares of restricted common stock previously granted to him have been exchanged for options to purchase 2,100,000 and 666,700 shares of common stock at per share exercise prices of $.46 and $.29, respectively. These exercise prices represented 25% of the fair market value of the common stock on December 1, 2000 and January 1, 2001, respectively. Compensation expense of $3,418,260 for these below market option grants was recorded in the quarter ended December 31, 2000.

Compensation and benefits have increased by approximately $182,000 due to the addition of the Chief Executive Officer, Chief Operating and Financial Officers, the Global Director of Marketing, and other corporate support staff. In addition, research and development costs increased approximately $110,000. Research and development costs increased due primarily to our opening our San Jose, California research facility and hiring an additional research scientist.

Liquidity and Capital Resources

For the three months ended March 31, 2001, no additional capital was received. During the three months ended December 31, 2000, the Company received $1,291,730 and issued 1,291,730 shares of restricted common stock in connection with the exercise of its $1.00 common stock warrants. The Company also issued 100,000 shares of restricted common stock valued at $92,000 to consultants and principals as compensation for services rendered.

During the three months ended December 31, 2000, the Company issued 20,000 shares of restricted common stock valued at $24,900 to consultants as compensation for services.

Warrants to acquire 4,150,000 shares of restricted common stock at per share exercise price of $1.50 were issued in conjunction with our August 1999 private placement, at an exercise price of $1.50 per share. Prior to the fiscal quarter ended March 31, 2001, 120,000 of these warrants were exercised, yielding proceeds to the Company of $180,000. The warrants expire on December 31, 2001.

Cash used in operations was approximately $1,668,000 for the six months ended March 31, 2001, compared with approximately $348,000 for the six month period ended March 31, 2000. The increase in cash used in operations was primarily attributable to the hiring of additional personnel, including the Chief Operating and Financial Officers, both of whom were hired in October 2000, the Global Director of Marketing who was hired on December 1, 2000 and a research scientist in San Jose, California who was hired on November 1, 2000. In addition, the Group President and Chief Technology Officer of NSC, as an independent consultant, was engaged on September 1, 2000 and employed on December 1, 2000.

We believe that our cash position of approximately $1.9 million as of March 31, 2001, combined with expected proceeds from the exercise of outstanding warrants to be sufficient to continue operations for the next twelve months. Such future requirements are based upon management’s best estimates based upon current conditions and the most recent results of operations. Should the stock price not support the exercise of options, alternative financing will be pursued. There can be no assurance that alternative financing will be available.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On December 31, 1999, we completed a private placement of 4,165,000 restricted shares of common stock at an average per share price of $.20, yielding proceeds to the Company of $830,000. Of these totals, $750,000 was raised and 3,765,000 shares were sold during the quarter ended December 31, 1999.

As part of this offering, we also issued warrants to purchase an aggregate of 4,150,000 shares of common stock at a per share price of $1.50. These warrants are immediately exercisable and expire on December 31, 2001. One hundred twenty thousand (120,000) of these warrants have been exercised as of the date of this report. These securities were sold in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

During the three months ended December 31, 2000, approximately 1.3 million warrants were exercised at $1.00 each. These represent a portion of the 9,650,000 warrants issued in conjunction with our March 15, 1998, primate placement. The remaining and unexercised warrants issued in this private offering expired on December 31, 2000. The shares were sold in reliance on the exemption provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D.

In addition, during the three months ended December 31, 2000, 100,000 restricted shares of common stock were issued to the Chief Operating Officer, in accordance with his employment agreement, and 15,000 shares were granted to a consultant for services rendered

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit 10.1 Employment Agreement- Majid Hashemi, Ph.D. dated December 1, 2000

Exhibit 10.2 Letter Agreement Between National Scientific Corporation and E4World Regarding Electronic Component Logistic Services (ECLS)

(b) Reports on Form 8-K —No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

May 15, 2001 DATE	/s/ L.L. Ross L.L Ross Chairman of the Board, President & C.E.O.

/s/ Sam H. Carr Sam H. Carr Corporate Secretary

INDEX TO EXHIBITS

Exhibit 10.1 Employment Agreement- Majid Hashemi, Ph.D., dated December 1, 2000

Exhibit 10.2 Letter Agreement Between National Scientific Corporation and E4World Regarding Electronic Component Logistic Services (ECLS)

[THIS SECTION LEFT BLANK INTENTIONALLY]