Form 10QSB
period 2001-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-08-14
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

000-28745
(Commission File No.)

NATIONAL SCIENTIFIC CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	86-0837077

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4455 East Camelback Road, Suite E160 Phoenix, AZ	85018

(Address of Principal Executive Offices)	(Zip Code)

(602) 954-1492
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No   [   ]

There were 47,367,498 shares of Common Stock, par value $.01 per share, outstanding at August 14, 2001.

Transitional Small Business Disclosure Format (Check One):   Yes          No   X

National Scientific Corporation

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
Unaudited Condensed Balance Sheets
At June 30, 2001 and September 30, 2000

ASSETS	June 30,	September 30,
	2001	2000

Current assets: Cash and cash equivalents	$835,411	$2,584,900

Advances to affiliates	240,000	—

Inventory	264,500	—

Loan to officer	200,000	200,000

Notes receivable	100,000	—

Other assets	78,914	105,556

Total current assets	1,718,825	2,890,456

Property and equipment, net	138,647	7,397

Deferred offering costs	100,265

	$1,957,737	$2,897,853

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities: Accounts payable and accrued expenses	$279,781	$25,954

Line of credit	200,000	—

Total current liabilities	479,781	25,954

Shareholders’ equity (deficit): Preferred stock, $.10 par value; 4,000,000 shares authorized No shares issued and outstanding	—	—

Common stock, par value $.01; 120,000,000 shares authorized, 47,357,498 shares issued and outstanding	473,575	471,958

Additional paid-in-capital	20,399,178	18,799,420

Less deferred stock compensation	—	(3,712,500)

Add common stock options exercisable	1,853,817	—

Accumulated deficit	(21,248,614)	(12,686,979)

	1,477,956	2,871,899

	$1,957,737	$2,897,853

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
Unaudited Condensed Statements of Operations
For the Quarters Ended and Nine Months Ended June 30, 2001 and 2000, and
For the Period from October 1, 1997 (Inception of Development Stage)
Through June 30, 2001

	Three Month	Three Month	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended	Development
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000	Stage

Revenues	$299,000	—	$616,780	—	616,780

Cost of sales	293,250	—	605,250	—	605,250

Gross profit	5,750	—	11,530	—	11,530

Operating expenses

Salaries and benefits	332,464	—	717,497	—	791,203

Consulting fees, related party	—	500,450	422,008	2,630,457	8,158,323

Research and development	506,345	706,768	1,020,606	1,003,054	2,905,887

Stock compensation	—	—	5,664,842	50,320	5,820,118

Other	260,449	47,530	839,084	151,145	1,308,881

	1,099,258	1,254,748	8,664,037	3,834,976	18,984,412

Net loss from operations	(1,093,508)	(1,254,748)	(8,652,507)	(3,834,976)	(18,972,882)

Other income (expense)

Interest and other income	19,198	26,628	91,105	39,788	164,052

Interest expense	(233)	—	(233)	(5,189)	(16,549)

Loss on disposal of assets	—	—	—	—	(28,555)

	18,965	26,628	90,872	34,599	118,948

Net loss before income tax benefit	(1,074,543)	(1,228,120)	(8,561,635)	(3,800,377)	(18,853,934)

Provision for income taxes (benefit)	—	—	—	—	—

Net loss	$(1,074,543)	$(1,228,120)	$(8,561,635)	$(3,800,377)	$(18,853,934)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.18)	$(0.09)

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2001 and 2000, and
For the Period from October 1, 1997 (Inception of Development Stage)
Through June 30, 2001

	Nine Months	Nine Months	Cumulative
	Ended	Ended	Development
	June 30, 2001	June 30, 2000	Stage

Cash flows from operating activities
Net loss	$(8,561,635)	(3,800,377)	$(18,853,934)

Adjustments to net loss:

Depreciation	13,345	1,002	23,364

Loss on disposal of assets	—	—	28,555

Stock and options issued for services	2,163,462	3,138,287	14,423,029

Deferred stock compensation	3,712,500	—	—

Advances to affiliate	(240,000)	—	(240,000)

(Increase) in inventory	(264,500)	—	(264,500)

Deferred offering costs	(100,265)	—	(100,265)

Decrease in receivables	—	—	30,000

(Increase) decrease in other assets	26,642	(76,568)	(68,343)

Increase (decrease) in accounts payable and accrued expenses	253,827	2,946	257,202

Increase (decrease) in accrued interest expense	—	(8,530)	—

Net cash used in operating activities	(2,996,624)	(743,240)	(4,764,892)

Cash flows from investing activities:
Loans issued	(200,000)	—	(200,000)

Repayment of loans	100,000	—	100,000

Acquisition of property and equipment	(144,595)	—	(150,444)

Proceeds from the sale of furniture and equipment	—	—	4,660

	(244,595)	—	(245,784)

Cash flows from financing activities:
Draws on the line of credit	200,000	—	200,000

Loan to officer	—	(200,000)	(210,000)

Repayment of notes payable	—	(110,000)	(110,000)

Repayment of capital lease obligations	—	—	(1,819)

Proceeds from the issuance of common stock	1,291,730	2,773,000	5,481,788

Proceeds from the issuance of preferred stock	—	—	482,500

Proceeds from the exercise of common stock options	—	32,150	—

Net cash provided by financing activities	1,491,730	2,495,150	5,842,469

Net (decrease) increase in cash and cash equivalents	(1,749,489)	1,751,910	831,793

Cash and cash equivalents, beginning of period	2,584,900	62,185	3,618

Cash and cash equivalents, end of period	$835,411	1,814,095	835,411

See accompanying notes to financial statements

6

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2001 and 2000, and
For the Period from October 1, 1997 (Inception of Development Stage)
Through June 30, 2001

Supplementary Disclosure of Cash Flow Information

			Cumulative
			Development
	June 30, 2001	June 30, 2000	Stage

Cash paid during the year for interest	233	—	2,830

Cash paid during the year for income taxes	50	—	50

Summary of Non-Cash Investing and Financing Activities

During the quarter-ended December 31, 1999, the Company issued 1,128,600 shares of restricted common stock to a
Director’s family member in exchange for 580,000 shares of unrestricted common stock.

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)
Unaudited Statements of Changes in Shareholders’ Equity (Deficit)
For Nine Months Ended June 30, 2001

	Common Stock		Preferred Stock
					Addition
	Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2000	47,195,768	$471,958	—	—	15,086,920	(12,686,979)	2,871,899

Stock issued for services @ $0.92	100,000	1,000	—	—	164,600		165,600

Stock issued for services @ $0.86	15,000	150	—	—	23,070		23,220

Stock issued for services @ $2.40	5,000	50	—	—	21,550		21,600

Stock issued for services @ $0.74	75,000	750	—	—	98,475		99,225

Exercise of warrants and options	1,291,730	12,917	—	—	1,278,813	—	1,291,730

Amortization of stock compensation	—	—	—	—	3,712,500	—	3,712,500

Exchange of stock for options	(1,325,000)	(13,250)	—	—	13,250	—	—

Common stock options exercisable			—	—	1,853,817	—	1,853,817

Net loss	—	—	—	—	—	(8,561,635)	(8,561,635)

Balance, June 30, 2001	47,357,498	$473,575	—	—	22,252,995	(21,248,614)	1,477,956

See accompanying notes to financial statements

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2001
(Unaudited)

1.	Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three-month and nine-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

     In conjunction with the Company's filing a registration statement on Form SB-2, certain adjustments were required to account for the fair value of stock issued to officers and consultants during the two fiscal years ended September 30, 2000 and the nine months ended June 30, 2001. The Company is in the process of restating financial statements during these periods. As a result of these adjustments, additional compensation expense was recorded increasing the accumulated deficit. An equal amount has correspondingly been recorded to increase additional paid in capital, leaving the total equity of the Company unchanged.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

2.	Revenues

     We are a development stage company. Revenues generated during the three and nine month periods ended June 30, 2001, totaled $299,000 and $616,780, respectively, and resulted from the export of electronic products we purchased from a third party. The export of purchased product is not representative of the principal operations of the Company, which is the development and commercialization of patented technology. Therefore, the Company remains in the development stage. The profit margins are low on these exports, but generate some cash to allow the Company to continue to grow its corporate infrastructure and implement its business plan.

3.	Employment Agreement

     The Company previously entered into an employment agreement with Dr. Hashemi effective as of December 1, 2000. The 1,325,000 shares of restricted common stock previously granted to him have been exchanged for options to purchase 2,100,000 and 666,700 shares of common stock at per share exercise prices of $.46 and $.29, respectively. These exercise prices represented 25% of the fair market value of the common stock on December 1, 2000 and January 1, 2001, respectively. Compensation expense of approximately $3.4 million for these below market option grants was recorded in the fiscal quarter ended December 31, 2000.

     Effective December 1, 2000, the Company began employing it's management team. During the two fiscal years ended September 30, 2000, the Company engaged the services of its management team, researchers and others on an independent contractor basis. Effective December 1, 2000, the Company began employing a total of eight individual, including the executive team. Compensation to the independent contractors prior to December 1, 2000 has been reported as "Consulting fees, related party" in the accompanying financial statements. Effective December 1, 2000, compensation paid to all employees is included in "Salaries and benefits".

     In connection with an equity transaction in September 1999, the Board of Directors granted the Company's Chairman, Mr. Lou Ross, the right to receive four percent (4%) of the Company's gross revenue. Mr. Ross has waived his right to collect any of these amounts through the date of these financial statements.

4.	Line of Credit

     In March 2001, the Company established a line of credit with Wells Fargo HSBC Trade Bank totaling $500,000. The line of credit is collateralized with deposits at Wells Fargo Bank. Borrowings under the line of credit bear interest at the prime rate for Wells Fargo Bank, National Association. At June 30, 2001, there was $200,000 outstanding under the line of credit.

5.	Equity Line of Credit

     In May 2001, the Company entered into a common stock purchase agreement with Coriander Enterprises Limited, a British Virgin Islands corporation, for the future issuance and sale of shares of the Company’s common stock. This stock purchase agreement establishes an equity line of credit. Under this arrangement, the Company, at its sole discretion, may make up to 24 draw down requests over a two year period, pursuant to which Coriander Enterprises Limited is obligated to purchase up to $24 million of the Company’s common stock, at prices that will vary based upon the market price of the common stock, but will be below the market price of the common stock at the time of any issuance. Changes in the market price and/or trading volume of the Company’s common stock may limit the Company’s ability to draw down all $24 million under the equity line of credit. In June 2001, the Company filed a registration statement on Form SB-2 for the resale of the securities issuable pursuant to the purchase agreement was filed with the SEC. The Form SB-2 is currently under review by the SEC and has not been declared effective by the SEC.

     Costs incurred to establish the equity line of credit, including legal, accounting, SEC filing fees, and other financing related costs totaling $100,265 have been accumulated in deferred offering costs on the balance sheet. These costs will be amortized over the 24 month life of the equity line of credit when the financing has been declared effective by the Securities and Exchange Commission.

6.	Issuance of Common Stock

     During the three months ended June 30, 2001, the Company issued 75,000 shares of restricted common stock valued at $99,225 to a consultant for services rendered. During the three months ended March 31, 2001, there were no issuances of common stock. During the three months ended December 31, 2000, the Company received $1,291,730 and issued 1,291,730 shares of restricted common stock in connection with the exercise of its outstanding $1.00 common stock warrants. The Company also issued 100,000 shares of restricted common stock valued at $165,600 to consultants and principals as compensation for services rendered. Also during the three months ended December 31, 2000, the Company issued 20,000 shares of restricted common stock valued at $44,820 to consultants as compensation for services rendered.

     During the nine months ended June 30, 2000, the Company received $750,000 from the private placement of common stock. In conjunction with the private placement, the Company issued 600,000 shares of restricted stock valued at $1,062,720 to a principal and a consultant of the Company. Also during the nine months ended June 30, 2000, the Company issued 1,078,151 shares of restricted common stock to consultants as compensation for services rendered. The stock was valued at 90% of the market price of the stock on the dates issued and earned.

7.	Stock Options

     The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives and employees in December 2000 (the “Plan”).

     The Company adopted Accounting Practices Bulletin (“ABP”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the Plan. Accordingly, for employees and directors compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $55,125 was recognized for the fiscal quarter ended June 30, 2001. Under the terms of the Company’s stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, determines at the time of grant when certain options granted shall be fully vested and exercisable. At June 30, 2001, there were outstanding vested options to purchase an aggregate of 4,560,001 shares of common stock at exercise prices ranging from $0.29 to $3.00 and un-vested options to purchase an aggregate of 334,500 shares of common stock at exercise prices ranging from $0.34 to $2.06.

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

	Number of	Weighted Average
	Shares	Exercise Price

Options Outstanding, September 30, 2000	—	—

Granted	5,006,168	$1.00

Forfeited	(111,667)	$0.95

Exercised	—	—

Options Outstanding, June 30, 2001	4,894,501	$1.00

     Had the Company fully adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” the loss from operations for the fiscal quarter and nine months ended June 30, 2001, would have increased approximately $30,000 and $3.0 million, respectively. The resulting basic loss per share would have increased by $0.00 and $0.06 for the three-month and the nine-month periods ended June 30, 2001, respectively.

8.	Loan to Officer

     During the fiscal quarter ended December 31, 2000, the Company renewed a loan payable to a director and officer for $200,000, bearing interest at 10% per annum and due on December 1, 2001. As of June 30, 2001, accrued interest on this note totaled $24,275.

9.	Advances to Affiliate

     In May, 2001, we entered into an exclusive distribution agreement with Phoenix Semiconductor, Inc. (“PSI”), which grants us the exclusive right to purchase and distribute power management electronic devices using Thyristor™ and related technologies. Thyristors are electronic components that are needed for protection of electronic circuits in virtually all telecommunications and computer equipment. We have engaged PSI to manufacture the thyristors, and intend to sell the products to retailers, wholesalers and other customers under our own brand name. Our agreement calls for us to advance funds to PSI for the purchase of raw material and to fund manufacturing costs for a period of time until the sales of the products provide cash flow. The contract also provides that we pay to PSI a license fee based on a percentage of revenue that we earn on the sales of the licensed products.

10.	Notes Receivable

     In January 2001, the Company loaned $100,000 to an entity bearing interest at the rate of 12% per annum. The Chairman of the Board of the entity is also a director of the Company. The loan is currently due.

11.	Net Loss Per Share

     Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic net income (loss) per common share:

Net income (loss)	$(1,074,543)	$(1,228,120)	$(8,561,635)	$(3,800,377)

Weighted average common shares	47,339,366	44,656,261	47,508,804	42,794,744

Basic per share amount	$(0.02)	$(0.03)	$(0.18)	$(0.09)

Item 2. Management’s Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

     Certain statements made herein, in future filings by the Company with the Securities and Exchange Commission and in the Company’s written and oral statements made by or with the approval of an authorized executive officer, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These statements can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or “possible,” or the negative thereof or other written variations thereof or comparable terminology. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     We are a development stage company. Revenues for the three months ended June 30, 2001, totaled $299,000, compared to $0 of revenue for the comparable three-month period in fiscal 2000. This increase is primarily attributable to the export of electronic products we purchased from a third party. The export of purchased products is not representative of the principal operations of the Company, which is the development and commercialization of the Company’s portfolio of patented technology. Accordingly, the Company remains in the development stage.

     In the next twelve months, we expect to continue research and development expenditures. The purpose of these expenditures is to expedite our existing products to the point of market readiness by producing working prototypes along with design and process specifications. There can be no assurance that we will be successful in completing these tasks in the time period estimated.

     Operating expenses for the three months ended June 30, 2001, totaled approximately $1.1 million, compared to operating expenses of approximately $1.2 million for the comparable three-month period in fiscal 2000. This increase was primarily due to the employment of approximately eight employees in the Company’s corporate office, which constitute the management team for the

Company. In addition, in September 2000 we opened our research and development facility in San Jose, California, which now employs three additional full time employees.

     Salaries and benefits increased by approximately $332,000 during the three months ended June 30, 2001, compared to the three months ended June 30, 2000 due to the addition of the Company’s current Chief Executive Officer, Chief Operating and Financial Officers, the Global Director of Marketing, and other corporate support staff. In addition, research and development costs have decreased between the three month periods ended June 30, 2001 and 2000 by approximately $200,000 due primarily to the issuance of stock in the quarter ended June 30, 2000, which was a non-cash expense, to consultants for services rendered.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

     Revenues generated during the nine month period ended June 30, 2001, totaled approximately $617,000, compared to $0 of revenue for the comparable nine-month period in fiscal 2000. This increase is primarily attributable to the Company’s export of electronic products purchased from a third party. The export of purchased product is not representative of the principal operations of the Company, which is the development and commercialization of the Company’s portfolio of patented technology. Accordingly, the Company remains in the development stage.

     Operating expenses for the nine months ended June 30, 2001, totaled approximately $8.7 million, compared to $3.8 million of operating expenses for the comparable period in fiscal 2000. Approximately $5.6 million of the increase was incurred due to the issuance of stock and options to consultants and officers. During 2001 we employed an additional eight employees in the Company’s corporate office, which constitute the management team for the Company. In addition, in September 2000 we opened our research and development facility in San Jose, California, which now consists of three additional full time employees. An employment agreement with Dr. Hashemi became effective as of December 1, 2000. Prior to his employment, Dr. Hashemi served as a consultant to the Company. In December 2000, Dr. Hashemi agreed to exchange 1,325,000 shares of restricted common stock previously granted to him in consideration for the grant of options to purchase 2,100,000 and 666,700 shares of common stock at per share exercise prices of $.46 and $.29, respectively. These exercise prices represented 25% of the fair market value of the common stock on December 1, 2000 and January 1, 2001, respectively. Compensation expense of approximately $3.4 million for these below market option grants was recorded in the fiscal quarter ended December 31, 2000.

     Salaries and benefits increased by $717,497 for the nine months ended June 30, 2001, compared to $0 in the comparable nine-month period in fiscal 2000 due to the addition of the Company’s current Chief Executive Officer, Chief Operating and Financial Officers, the Global Director of Marketing, and other corporate support staff during the first fiscal quarter in 2001. In addition, research and development costs have decreased for the nine months ended June 30, 2001, over the same period in fiscal 2000 to approximately $17,000 due primarily to the issuance of stock to consultants for services rendered, which was accounted for as a non-cash expense.

Liquidity and Capital Resources

     For the three months ended June 30, 2001, the Company did not generate any cash from financing activities. During such period, the Company issued 75,000 shares of restricted common stock valued at $99,225 to a consultant for services rendered.

     During the three months ended December 31, 2000, the Company received $1,291,730 in connection with the exercise of its outstanding warrants to purchase 1,291,730 shares of restricted common stock with a per share exercise price of $1.00. The Company also issued 100,000 shares of restricted common stock valued at $165,600 to consultants and principals as compensation for services rendered. During the three months ended December 31, 2000, the Company issued 20,000 shares of restricted common stock valued at $44,820 to consultants as compensation for services rendered.

     In March 2001, the Company established a line of credit with Wells Fargo HSBC Trade Bank totaling $500,000. The line of credit is collateralized with deposits at Wells Fargo Bank. Borrowings under the line of credit bear interest at the prime rate of Wells Fargo Bank, National Association. At June 30, 2001, there was $200,000 outstanding under this line of credit.

     In May 2001, the Company entered into a common stock purchase agreement with Coriander Enterprises Limited, a British Virgin Islands corporation, for the future issuance and sale of shares of the Company’s common stock. This stock purchase agreement establishes an equity line of credit. Under this arrangement, the Company, at its sole discretion, may make up to 24 draw down requests over a two year period, pursuant to which Coriander Enterprises Limited is obligated to purchase up to $24 million of National Scientific Corporation common stock, at prices that will vary based upon the market price of the common stock, but will be below the market price of the common stock at the time of issuance. Changes in the market price and/or trading volume of the Company’s common stock may limit the Company’s ability to draw down all $24 million under the equity line of credit. In June 2001, a registration statement on Form SB-2 registering the resale of the securities issuable under the purchase agreement was filed with the Securities and Exchange Commission. The Form SB-2 has not yet been declared effective by the Securities and Exchange Commission.

     Warrants to acquire 4,250,000 shares of restricted common stock at a per share exercise price of $1.50 were issued in conjunction with our August 1999 private placement, at an exercise price of $1.50 per share. Prior to the fiscal quarter ended March 31, 2001, 120,000 of these warrants were exercised, yielding proceeds to the Company of $180,000. The remaining unexercised warrants expire on December 31, 2001.

     At June 30, 2001, the Company’s cash balance was approximately $835,000, compared to approximately $2,585,000 at September 30, 2000. Cash used in operating activities of $3.0 million and approximately $743,000 for the nine months ended June 30, 2001 and 2000, respectively, was primarily attributable to the hiring of additional personnel, including the Chief Operating and Financial Officers, both of whom were hired in October 2000, the Global Director of Marketing, who was hired on December 1, 2000, and a research scientist in San Jose, California, who was hired on November 1, 2000. In addition, the on September 1, 2000, the Company engaged its current President and Chief Technology Officer, as an independent consultant, and then employed him on December 1, 2000.

     We believe that our cash position of approximately $835,000 as of June 30, 2001, anticipated proceeds from the equity line of credit and potential proceeds from the exercise of outstanding warrants to be sufficient to continue operations for the next twelve months. Such future requirements are based upon management’s best estimates based upon current conditions and the most recent results of operations. Should the stock price not support sufficient access to cash under the equity line of credit, or the exercise of options, alternative financing will be pursued. There can be no assurance that alternative financing will be available.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company the outcome of which is likely to have a material adverse effect upon the financial position or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: August 14, 2001	/s/ L.L. Ross L.L Ross Chairman of the Board, President & C.E.O.

/s/ Sam H. Carr Sam H. Carr Corporate Secretary

INDEX TO EXHIBITS

[THIS SECTION LEFT BLANK INTENTIONALLY]