Form 10QSB/A
period 1999-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-10-04
CIK 1022505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                                December 31, 1999

                                     ASSETS
                                                                        1999
                                                                        ----
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
                                                                    -----------

                                                                    -----------
Shareholders' equity, (deficit):
  Preferred stock, $.10 par value; 4,000,000 shares
    authorized, No shares issued and outstanding                             --
  Common stock, par value $.01; 80,000,000 shares
    authorized, 42,930,889 shares issued and outstanding                429,309
  Additional paid-in-capital                                          5,843,689
  Accumulated deficit                                                (5,699,297)
  Receivable for return of stock                                         (5,000)
                                                                    -----------
                                                                        568,701
                                                                    -----------
                                                                    $   705,527
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


                                                                                  Cumulative
                                                                                  Development
                                                     1999            1998            Stage
                                                  -----------     -----------     -----------

Revenues                                         $        --      $        --      $        --
                                                 -----------      -----------      -----------
Costs and expenses
 Consulting fees, related party                    1,398,270           60,780        1,929,045
 Salaries and benefits                                    --               --           73,706
 Research and development                             78,027           17,877          529,557
 Stock compensation                                   50,320               --          155,276
 Other                                                62,324           16,833          334,585
                                                 -----------      -----------      -----------
                                                   1,588,941           95,490        3,022,169
                                                 -----------      -----------      -----------

Net loss from operations                          (1,588,941)         (95,490)      (3,022,169)
                                                 -----------      -----------      -----------
Other income (expense)
 Interest and other income                             4,074               --            5,354
 Interest expense                                     (2,750)              --          (13,877)
 Loss on disposal of assets                               --               --          (28,555)
                                                 -----------      -----------      -----------
                                                       1,324               --          (37,078)
                                                 -----------      -----------      -----------

Net loss before income tax benefit                (1,587,617)         (95,490)      (3,059,247)

Provision for income taxes (benefit)                      --               --               --
                                                 -----------      -----------      -----------

Net loss                                         $(1,587,617)     $   (95,490)     $(3,059,247)
                                                 ===========      ===========      ===========

Net loss per common share, basic and diluted     $     (0.04)     $        --
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

                                                                                         Cumulative
                                                                                        Development
                                                            1999            1998          Stage
                                                        -----------     -----------     -----------
Cash flows from operating activities:
 Net loss                                               $(1,587,617)     $   (95,490)     $(3,059,247)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                                  334              334            8,561
  Loss on disposal of assets                                     --               --           28,555
  Stock issued for services                               1,468,090           36,743        2,186,067
  Decrease in receivables                                        --           12,500           30,000
  Decrease in prepaid expenses and deposits                      --               --           10,571
  Decrease in accounts payable and accrued expenses          (4,371)          (5,606)          (7,033)
  Increase in accrued interest                                2,750               --           11,280
                                                        -----------      -----------      -----------
      Net cash used in operating activities                (120,814)         (51,519)        (791,246)
                                                        -----------      -----------      -----------
Cash flows from investing activities:
 Proceeds from the sale of furniture and equipment               --               --            4,660
                                                        -----------      -----------      -----------
Cash flows from financing activities:
 Repayment of shareholder loans                                  --               --          (10,000)
 Proceeds from the issuance of common stock                 750,000               --          748,181
 Proceeds from the issuance of preferred stock                   --           55,000          482,500
 Proceeds from exercise of common stock options              11,150               --          264,808
                                                        -----------      -----------      -----------
      Net cash provided by financing activities             761,150           55,000        1,485,489
                                                        -----------      -----------      -----------

Net increase in cash and cash equivalents                   640,336            3,481          698,903

Cash and cash equivalents, beginning of year                 62,185           21,735            3,618
                                                        -----------      -----------      -----------
Cash and cash equivalents, end of year                  $   702,521      $    25,216      $   702,521
                                                        ===========      ===========      ===========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                  $        --      $        --      $     2,597
                                                        ===========      ===========      ===========
Cash paid during the year for income taxes              $        --      $        --      $        --
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


                                                     Common Stock                                            Preferred Stock
                                                --------------------------------------              --------------------------------
                                                  Number of                    Par                   Number of               Par
                                                    Shares                    Value                    Shares               Value
                                                 -----------               -----------              -----------          -----------
Balance September 30, 1997                        17,847,292               $   178,473                       --                  --
Stock issued for services                          3,487,557                    34,875                       --                  --
Private placement of preferred stock                      --                        --                   49,500               4,950
Exercise of warrants and options                     547,000                     5,470                       --                  --
Conversion of preferred to common stock            3,450,000                    34,500                  (34,500)             (3,450)
Contributed capital                                       --                        --                       --                  --
Net loss                                                  --                        --                       --                  --
                                                 -----------               -----------              -----------         -----------

Balance, September 30, 1998                       25,331,849                   253,318                   15,000               1,500
                                                 -----------               -----------              -----------         -----------
Stock issued for  services                         3,165,000                    31,650                       --                  --
Preferred stock offering                                  --                        --                   47,000               4,700
Exercise of warrants and options                     496,000                     4,960                       --                  --
Private placement of common stock                    400,000                     4,000                       --                  --
Conversion of preferred to common stock            6,200,000                    62,000                  (62,000)             (6,200)
Common stock issued to collateralize
 loan                                                500,000                     5,000                       --                  --
Stock converted by director's
 family member                                       451,440                     4,515                       --                  --
Net loss                                                  --                        --                       --                  --
                                                 -----------               -----------              -----------         -----------

Balance, September 30, 1999                       36,544,289                   365,443                       --                  --
                                                 -----------               -----------              -----------         -----------
Stock issued for  services                         1,375,000                    13,750                       --                  --
Preferred stock offering                                  --                        --                       --                  --
Exercise of warrants and options                     118,000                     1,180                       --                  --
Private placement of common stock                  3,765,000                    37,650                       --                  --
Stock converted by director's
 family member                                     1,128,600                    11,286                       --                  --
Net loss                                                  --                        --                       --                  --
                                                 -----------               -----------              -----------         -----------

Balance, December 31, 1999                        42,930,889               $   429,309                       --                  --
                                                  ===========              ===========              ===========         ===========
Receivable for return of stock

                                                   Additional
                                                     Paid-In            Accumulated
                                                     Capital              Deficit                 Total
                                                  -----------           -----------           -----------
Balance September 30, 1997                          2,160,780            (2,394,680)              (55,427)
Stock issued for services                             335,473                    --               370,348
Private placement of preferred stock                  242,550                    --               247,500
Exercise of warrants and options                      100,888                    --               106,358
Conversion of preferred to common stock               (31,050)                   --                    --
Contributed capital                                    14,850                    --                14,850
Net loss                                                   --              (772,545)             (772,545)
                                                  -----------           -----------           -----------

Balance, September 30, 1998                         2,823,491            (3,167,225)              (88,916)
                                                  -----------           -----------           -----------
Stock issued for  services                            561,349                    --               592,999
Preferred stock offering                              230,300                    --               235,000
Exercise of warrants and options                       27,490                    --                32,450
Private placement of common stock                      96,000                    --               100,000
Conversion of preferred to common stock               (55,800)                   --                    --
Common stock issued to collateralize
 loan                                                      --                    --                 5,000
Stock converted by director's
 family member                                         (4,515)                   --                    --
Net loss                                                   --              (944,455)             (944,455)
                                                  -----------           -----------           -----------

Balance, September 30, 1999                         3,678,315            (4,111,680)              (67,922)
                                                  -----------           -----------           -----------
Stock issued for  services                          1,454,340                    --             1,468,090
Preferred stock offering                                   --                    --                    --
Exercise of warrants and options                        9,970                    --                11,150
Private placement of common stock                     712,350                    --               750,000
Stock converted by director's
 family member                                        (11,286)                   --                    --
Net loss                                                   --            (1,587,617)           (1,587,617)
                                                  -----------           -----------           -----------

Balance, December 31, 1999                          5,843,689            (5,699,297)             573,701
                                                  ===========           ===========
Receivable for return of stock                                                                    (5,000)
                                                                                              -----------
                                                                                                  568,701
                                                                                              ===========


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

   The financial statements included in this 10-Q have been amended to reflect a change in the estimated value of the restricted shares issued as compensation for services. The Company has reduced the discount from the open market price from 50% to 10% based on SEC Staff comments to a filing made in August 2001. Management believes the discount, which reflects the lack of marketability of the restricted stock, plus the lack of market volume to absorb a large block of stock to be a reasonable estimate of value.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB, as amended, for the fiscal year ended September 30, 1999.

2. ISSUANCE OF COMMON STOCK

   During the quarter ended December 31, 1999, the Company received $750,000 from a private placement of common stock. In conjunction with the offering, the Company issued 600,000 shares of restricted stock valued at $1,062,720 to a principal and a consultant of the Company. The Company also issued 500,000 shares of restricted common stock to consultants as compensation for services. The stock was valued at 90% of the market price of the stock on the dates granted and earned.

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


                                                                    Weighted
                                                      Number        Average
                                                        of          Exercise
                                                      Shares         Price
                                                      ------         -----

Options Outstanding, September 30, 1999                92,000        $.10
  Granted                                             256,000         .09
  Exercised                                          (118,000)        .09
                                                     --------
Options Outstanding, December 31, 1999                230,000         .10
                                                     ========

4. NET LOSS PER SHARE


   Net loss per share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):


                                                            Three months ended                            Three months ended
                                                                December 31,                                  December 31,
                                                          ---------------------------                   ------------------------
                                                          1999                    1998                  1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share:
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $ (1,587,617)        $    (95,490)        $ (1,587,617)        $    (95,490)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares                            40,532,808           27,321,904           40,532,808           27,321,904
-----------------------------------------------------------------------------------------------------------------------------------
Basic per share amount                                  $       (.04)        $         --         $       (.04)        $         --
-----------------------------------------------------------------------------------------------------------------------------------

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

Operating expenses for the three months ended December 31, 1999 of $1,588,941 are up from the similar period ended December 31, 1998, which were $95,490. This increase, over the similar period last year, was primarily due to the increase in stock compensation to consultants and a principal for the completion of specific patent related projects and completion of the August 1, 1999 private offering.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1999, we completed our private offering of August 1, 1999. The gross proceeds of the offering were $850,000. We believe we presently have sufficient capital to fund our operations. Additional capital may be received as a result of the exercise of warrants to acquire 9,650,000 shares of restricted common stock. The warrants expire on December 31, 2000 and were issued in conjunction with our private offering of March 15, 1998, at an exercise price of $1.00 per share. There can be no assurance, however, that any of these warrants will be exercised.

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