Form 10QSB/A
period 2000-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-10-04
CIK 1022505

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

     Item 6 - Exhibits and reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                                 March 31, 2000

                                     ASSETS

                                                                                                                            2000
                                                                                                                        -----------
Current assets:
  Cash and cash equivalents                                                                                             $ 2,023,467
  Other assets                                                                                                                4,174
                                                                                                                        -----------
      Total current assets                                                                                                2,027,641

Property and equipment, net                                                                                                   2,672
                                                                                                                        -----------
                                                                                                                        $ 2,030,313
                                                                                                                        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                                                                 $    48,586
                                                                                                                        -----------
      Total current liabilities                                                                                              48,586
                                                                                                                        -----------
Shareholders' equity (deficit):
  Preferred stock, $.10 par value; 4,000,000 shares authorized
    No shares issued and outstanding                                                                                             --
  Common stock, par value $.01; 80,000,000 shares authorized,
    44,255,186 shares issued and outstanding                                                                                442,552
  Additional paid-in-capital                                                                                              8,223,112
  Accumulated deficit                                                                                                    (6,683,937)
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



                                           Three Month        Three Month        Six Months         Six Months          Cumulative
                                              Ended              Ended              Ended              Ended           Development
                                           March 31, 2000    March 31, 1999     March 31, 2000     March 31, 1999         Stage
                                           --------------    --------------     --------------     --------------     --------------
Revenues                                    $        --        $        --        $        --        $        --        $        --
                                            -----------        -----------        -----------        -----------        -----------
Costs and expenses
  Consulting fees, related party                731,737             33,900          2,130,007             94,680          2,660,782
  Salaries and benefits                              --                 --                 --                 --             73,706
  Research and development                      218,259             38,419            296,286             56,296            747,816
  Stock compensation                                 --                 --             50,320                 --            155,276
  Other                                          41,291             13,952            103,615             30,785            375,876
                                            -----------        -----------        -----------        -----------        -----------
                                                991,287             86,271          2,580,228            181,761          4,013,456
                                            -----------        -----------        -----------        -----------        -----------
Net loss from operations                       (991,287)           (86,271)        (2,580,228)          (181,761)        (4,013,456)
                                            -----------        -----------        -----------        -----------        -----------
Other income (expense)
  Interest and other income                       9,086                 --             13,160                 --             14,440
  Interest expense                               (2,439)            (2,758)            (5,189)            (2,758)           (16,316)
  Loss on disposal of assets                         --                 --                 --                 --            (28,555)
                                            -----------        -----------        -----------        -----------        -----------
                                                  6,647             (2,758)             7,971             (2,758)           (30,431)
                                            -----------        -----------        -----------        -----------        -----------
Net loss before income tax benefit             (984,640)           (89,029)        (2,572,257)          (184,519)        (4,043,887)
Provision for income taxes (benefit)                 --                 --                 --                 --                 --
                                            -----------        -----------        -----------        -----------        -----------
Net loss                                    $  (984,640)       $   (89,029)       $(2,572,257)       $  (184,519)       $(4,043,887)
                                            ===========        ===========        ===========        ===========        ===========

Net loss per common share,
      basic and diluted                     $     (0.02)       $        --        $     (0.06)       $     (0.01)
                                            ===========        ===========        ===========        ===========

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



                                                                       Six Months        Six Months         Cumulative
                                                                          Ended             Ended           Development
                                                                      March 31, 2000    March 31, 1999         Stage
                                                                      --------------    -------------       ------------

Cash flows from operating activities:
  Net loss                                                             $(2,572,257)       $  (184,519)       $(4,043,887)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                                              668                668              8,895
     Loss on disposal of assets                                                 --                 --             28,555
     Stock issued for services                                           2,207,756             37,643
                                                                                                               2,925,733
     Decrease in receivables                                                    --             12,500             30,000
     (Increase)decrease in other assets                                     (4,174)            (1,060)             6,397
     Increase(decrease) in accounts payable and accrued expenses            28,669              1,483             26,007
     Increase (decrease) in accrued interest expense                        (8,530)             2,750                 --
                                                                       -----------        -----------        -----------
        Net cash used in operating activities                             (347,868)          (130,535)        (1,018,300)
                                                                       -----------        -----------        -----------
Cash flows from investing activities:
  Proceeds from the sale of furniture and equipment                             --                 --              4,660
                                                                       -----------        -----------        -----------
Cash flows from financing activities:
  Repayment of shareholder loans                                                --                 --            (10,000)
  Repayment of notes payable                                              (110,000)                --           (110,000)
  Repayment of capital lease obligations                                        --                 --             (1,819)
  Proceeds from the issuance of common stock                             2,397,500                 --          2,395,681
  Proceeds from the issuance of preferred stock                                 --            150,000            482,500
  Proceeds from exercise of common stock options                            21,650                450            277,127
                                                                       -----------        -----------        -----------
        Net cash provided by financing activities                        2,309,150            150,450          3,033,489
                                                                       -----------        -----------        -----------
Net increase in cash and cash equivalents                                1,961,282             19,915          2,019,849

Cash and cash equivalents, beginning of period                              62,185             21,735              3,618
                                                                       -----------        -----------        -----------
Cash and cash equivalents, end of period                               $ 2,023,467        $    41,650        $ 2,023,467
                                                                       ===========        ===========        ===========

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


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                                               Development
                                               March 31, 2000  March 31, 1999    Stage
                                               --------------  --------------   --------
Cash paid during the year for interest           $  13,720       $      --       $16,317
                                                 =========       =========       =======
Cash paid during the year for income taxes       $      --       $      --       $    --
                                                 =========       =========       =======


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



                                          Common Stock                Preferred Stock
                                       ---------------------       -------------------
                                       Number of      Par         Number of       Par
                                         Shares       Value        Shares        Value
                                      ----------    ----------   ----------    ----------

Balance September 30, 1997             17,847,292   $  178,473           --            --

Stock issued for services               3,487,557       34,875           --            --

Private placement of preferred stock           --           --       49,500         4,950

Exercise of warrants and options          547,000        5,470           --            --

Conversion of preferred to
  common stock                          3,450,000       34,500      (34,500)       (3,450)

Contributed capital                            --           --           --            --

Net loss                                       --           --           --            --
                                       ----------   ----------   ----------    ----------
Balance, September 30, 1998            25,331,849   $  253,318       15,000    $    1,500
                                       ----------   ----------   ----------    ----------





                                        Additional                 Development
                                        Paid-In      Accumulated      Stage
                                        Capital        Deficit       Deficit          Total
                                        ----------    ----------    ----------    ----------

Balance September 30, 1997               2,160,780    (2,394,680)           --       (55,427)

Stock issued for services                  335,473            --            --       370,348

Private placement of preferred stock       242,550            --            --       247,500

Exercise of warrants and options           100,888            --            --       106,358

Conversion of preferred to
  common stock                             (31,050)           --            --            --

Contributed capital                         14,850            --            --        14,850

Net loss                                        --            --      (772,545)     (772,545)
                                        ----------    ----------    ----------    ----------
Balance, September 30, 1998              2,823,491    (2,394,680)     (772,545)      (88,916)
                                        ----------    ----------    ----------    ----------

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
       Statements of Changes in Shareholders' Equity (Deficit), continued
              For the Years Ended September 30, 1999 and 1998, and
                     For the Six Months Ended March 31, 2000



                                                                            Common Stock               Preferred Stock
                                                                       ----------------------      ------------------------
                                                                       Number of          Par        Number of      Par
                                                                        Shares           Value        Shares       Value
                                                                      ----------      ----------   ----------    ----------

Balance, September 30, 1998                                           25,331,849      $  253,318       15,000    $    1,500

Stock issued for  services                                             3,165,000          31,650           --            --

Preferred stock offering                                                      --              --       47,000         4,700

Exercise of warrants and options                                         496,000           4,960           --            --

Private placement of common stock                                        400,000           4,000           --            --

Conversion of preferred to
  common stock                                                         6,200,000          62,000      (62,000)       (6,200)

Common stock issued to
  collateralize loan                                                     500,000           5,000           --            --

Stock converted by director's
  family member                                                          451,440           4,515           --            --

Net loss                                                                      --              --           --            --
                                                                      ----------      ----------   ----------    ----------
Balance, September 30, 1999                                           36,544,289      $  365,443           --            --
                                                                      ----------      ----------   ----------    ----------

                                                                         Additional
                                                                           Paid-In    Accumulated
                                                                           Capital      Deficit           Total
                                                                        ----------    ----------      ----------

Balance, September 30, 1998                                              2,823,491    (3,167,225)        (88,916)

Stock issued for  services                                                 561,349            --         592,999

Preferred stock offering                                                   230,300            --         235,000

Exercise of warrants and options                                            27,490            --          32,450

Private placement of common stock                                           96,000            --         100,000

Conversion of preferred to
  common stock                                                             (55,800)           --              --

Common stock issued to
  collateralize loan                                                            --            --           5,000

Stock converted by director's
  family member                                                             (4,515)           --              --

Net loss                                                                        --      (944,455)
                                                                        ----------    ----------      ----------
Balance, September 30, 1999                                              3,678,315    (4,111,680)        (67,922)
                                                                        ----------    ----------      ----------



                 See accompanying notes to financial statements

                        NATIONAL SCIENTIFIC CORPORATION
                         (A Development Stage Company)
       Statements of Changes in Shareholders' Equity (Deficit), continued
              For the Years Ended September 30, 1999 and 1998, and
                    For the Six Months Ended March 31, 2000



                                                   Common Stock                       Preferred Stock
                                         -------------------------------          -------------------------
                                           Number of              Par             Number of       Par
                                           Shares                Value             Shares        Value
                                         -----------         -----------       ------------    ------------
Balance, September 30, 1999               36,544,289         $   365,443              --             --

Stock issued for  services                 1,491,797              14,918              --             --

Exercise of warrants and options           1,825,500              18,255              --             --

Private placement of common stock          3,765,000              37,650              --             --

Stock converted by director's
  family member                            1,128,600              11,286              --             --

Common stock to collateralize
  loan - retired                            (500,000)             (5,000)             --             --

Net loss                                          --                  --              --             --
                                         -----------         -----------       ------------    ------------
Balance, March 31, 2000                   44,255,186         $   442,552              --             --
                                         ===========         ===========       ============    ============




                                         Additional
                                           Paid-In           Accumulated
                                           Capital             Deficit               Total
                                         -----------         -----------          -----------
Balance, September 30, 1999                3,678,315          (4,111,680)             (67,922)

Stock issued for  services                 2,192,838                  --            2,207,756

Exercise of warrants and options           1,650,895                  --            1,669,150

Private placement of common stock            712,350                  --              750,000

Stock converted by director's
  family member                              (11,286)                 --                   --

Common stock to collateralize
  loan - retired                                  --                  --               (5,000)

Net loss                                          --          (2,572,257)          (2,572,257)
                                         -----------         -----------          -----------
Balance, March 31, 2000                    8,223,112          (6,683,937)           1,981,727
                                         ===========         ===========          ===========



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
                                                          ========

4.   NET LOSS PER SHARE


     Net loss per share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                                                    Three months ended                    Six months ended
                                                                       March 31,                              March 31,
                                                                       ---------                              ---------
                                                                2000                 1999              2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share:
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   (984,640)       $    (89,029)       $ (2,572,257)       $   (184,519)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares                               43,141,196          29,150,696          41,898,335          31,442,371
------------------------------------------------------------------------------------------------------------------------------------
Basic per share amount                                     $       (.02)                 --        $       (.06)       $       (.01)
------------------------------------------------------------------------------------------------------------------------------------

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

During the six months ended March 31, 2000, we completed our private offering of August 1, 1999. We raised a total of $850,000 for the entire offering, with $750,000 of this coming in the quarter ended December 31, 1999.

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

Operating expenses for the six months ended March 31, 2000 of $2,580,228 are up from the similar period ended March 31, 1999, which were $181,761. This increase, over the similar period last year, was primarily due to the increase in stock compensation to consultants and a principal for the completion of specific patent related projects and completion of the August 1, 1999 private offering, along with an increase in research and development costs.

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

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 31, 1999, we completed our private offering of August 1, 1999. A total of $850,000 was raised during the offering. We sold 4,165,000 shares of restricted common stock at an average price of $.20 per share for the entire offering. Of these totals, $750,000 was raised and 3,765,000 shares were sold for the quarter ended December 31, 1999.

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


                                        NATIONAL SCIENTIFIC CORPORATION
DATE May 05, 2000

                                        /s/ L.L. Ross
                                        ----------------------------------------
                                        L.L. Ross
                                        Chairman of the Board, President & Chief
                                        Executive Officer


                                        /s/ Vernon M. Traylor
                                        ----------------------------------------
                                        Vernon M. Traylor
                                        Corporate Secretary