Form 10QSB/A
period 2000-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-10-04
CIK 1022505

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

     For the transition period from _______ to _______.

                         Commission File Number 0-28745

                         NATIONAL SCIENTIFIC CORPORATION

                   Texas                                       86-0837077
       (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                   Identification Number)

4455 East Camelback Road, E160, Phoenix, AZ                       85018
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

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information ............................................................................................    3

     Item 1 - Financial statements (unaudited) ............................................................................    3

          Balance Sheet - June 30, 2000 ...................................................................................    3

          Statements of Operations - Three Months ended June 30, 2000 and 1999 and Nine Months ended June 30, 2000 and 1999 and Cumulative from
          October 1, 1997 (Inception) through June 30, 2000 ...............................................................    4

          Statements of Cash Flows - Nine Months ended June 30, 2000 and 1999
          and Cumulative from October 1, 1997 (Inception) through June 30, 2000 ...........................................    5

          Statements of Changes in Shareholders' Equity - Fiscal Years ended
          September 30, 1999 and 1998 and nine months ended June 30, 2000 .................................................    6

          Notes to Financial Statements ...................................................................................    9

     Item 2 - Management's  Discussion and Analysis of
     Financial Condition and Results of Operations ........................................................................   11

Part II - Other Information ...............................................................................................   12

     Item 2 - Changes in Securities and Use of Proceeds ...................................................................   12

     Item 5 - Other Information ...........................................................................................   13

     Item 6- Exhibits and reports on Form 8-K .............................................................................   13

Signatures ................................................................................................................   14

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
                                                                              -----------

                                                                              $ 2,093,001
                                                                              ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                       $    22,863
                                                                              -----------
      Total current liabilities                                                    22,863
                                                                              -----------
Shareholders' equity:
  Preferred stock, $.10 par value; 4,000,000 shares authorized
      No shares issued and outstanding                                                 --
  Common stock, par value $.01; 80,000,000 shares authorized,
      44,907,040 shares issued and outstanding                                    449,070
  Additional paid-in-capital                                                    9,533,125
  Accumulated deficit                                                          (7,912,057)
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

                                                    Three Month      Three Month      Nine Months       Nine Months     Cumulative
                                                       Ended            Ended           Ended             Ended        Development
                                                   June 30, 2000    June 30, 1999    June 30, 2000     June 30, 1999       Stage
                                                   -------------    -------------    -------------     -------------   -------------

Revenues                                            $        --      $        --      $        --      $        --      $        --
                                                    -----------      -----------      -----------      -----------      -----------
Costs and expenses
  Consulting fees, related party                        500,450          113,550        2,630,457          191,500        3,161,232
  Salaries and benefits                                      --               --               --               --           73,706
  Research and development                              706,768           32,982        1,003,054           89,278        1,454,584
  Stock compensation                                         --               --           50,320               --          155,276
  Other                                                  47,530           12,135          151,145           42,920          423,406
                                                    -----------      -----------      -----------      -----------      -----------
                                                      1,254,748          158,667        3,834,976          323,698        5,268,204
                                                    -----------      -----------      -----------      -----------      -----------

Net loss from operations                             (1,254,748)        (158,667)      (3,834,976)        (323,698)      (5,268,204)
                                                    -----------      -----------      -----------      -----------      -----------
Other income (expense)
  Interest and other income                              26,628               --           39,788               --           41,068
  Interest expense                                           --           (2,749)          (5,189)          (5,507)         (16,316)
  Loss on disposal of assets                                 --               --               --               --          (28,555)
                                                    -----------      -----------      -----------      -----------      -----------
                                                         26,628           (2,749)          34,599           (5,507)          (3,803)
                                                    -----------      -----------      -----------      -----------      -----------
Net loss before income tax benefit                   (1,228,120)        (161,416)      (3,800,377)        (329,205)      (5,272,007)
Provision for income taxes (benefit)                         --               --               --               --               --
                                                    -----------      -----------      -----------      -----------      -----------
Net loss                                            $(1,228,120)        (161,416)      (3,800,377)        (329,205)      (5,272,007)
                                                    ===========      ===========      ===========      ===========      ===========

Net loss per common share, basic and diluted        $     (0.03)     $      (.01)     $     (0.09)     $     (0.01)
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

                                                                            Nine Months            Nine Months         Cumulative
                                                                               Ended                 Ended            Development
                                                                            June 30, 2000         June 30, 1999          Stage
                                                                            -------------         -------------      --------------
Cash flows from operating activities:
  Net loss                                                                   (3,800,377)             (329,205)           (5,272,007)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                                  1,002                 1,002                 9,229
    Loss on disposal of assets                                                       --                    --                28,555
    Stock issued for services                                                 3,138,287               101,913             3,856,264
    Decrease in receivables                                                          --                12,500                30,000
    Increase in other assets                                                    (76,568)               (1,060)              (65,997)
    Increase(decrease) in accounts payable
      and accrued expenses                                                        2,946               (11,725)                  284
    Increase (decrease) in accrued interest expense                              (8,530)                5,500                    --
                                                                             ----------            ----------            ----------
        Net cash used in operating activities                                  (743,240)             (221,075)           (1,413,672)
                                                                             ----------            ----------            ----------
Cash flows from investing activities:
  Proceeds from the sale of furniture and equipment                                  --                    --                 4,660
                                                                             ----------            ----------            ----------
                                                                                     --                    --                 4,660
                                                                             ----------            ----------            ----------
Cash flows from financing activities:
  Loans to shareholder                                                         (200,000)                   --              (210,000)
  Repayment of notes payable                                                   (110,000)                   --              (110,000)
  Repayment of capital lease obligations                                             --                    --                (1,819)
  Proceeds from the issuance of common stock                                  2,773,000                    --             2,771,181
  Proceeds from the issuance of preferred stock                                      --               220,000               482,500
  Proceeds from exercise of common stock options                                 32,150                15,650               287,627
                                                                             ----------            ----------            ----------
        Net cash provided by financing activities                             2,495,150               235,650             3,219,489
                                                                             ----------            ----------            ----------
Net increase in cash and cash equivalents                                     1,751,910                14,575             1,810,477

Cash and cash equivalents, beginning of period                                   62,185                21,735                 3,618
                                                                             ----------            ----------            ----------
Cash and cash equivalents, end of period                                      1,814,095                36,310             1,814,095
                                                                             ==========            ==========            ==========



                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

             Unaudited Statements of Changes in Shareholders' Equity
              For the Years Ended September 30, 1999 and 1998, and
                     For the Nine Months Ended June 30, 2000



                                     Common Stock                  Preferred Stock
                               --------------------------     --------------------------
                                  Number of        Par        Number of          Par
                                  Shares         Value         Shares           Value
                                ----------     ----------     ----------      ----------
Balance September 30, 1997      17,847,292     $  178,473             --              --

Stock issued for services        3,487,557         34,875             --              --

Private placement of
  preferred stock                       --             --         49,500           4,950

Exercise of warrants and
  options                          547,000          5,470             --              --

Conversion of preferred to
  common stock                   3,450,000         34,500        (34,500)         (3,450)

Contributed capital                     --             --             --              --

Net loss                                --             --             --              --
                                ----------     ----------     ----------      ----------

Balance, September 30, 1998     25,331,849     $  253,318         15,000      $    1,500
                                ----------     ----------     ----------      ----------


                                   Additional
                                    Paid-In       Accumulated
                                    Capital         Deficit          Total
                                   ----------      ----------     ----------
Balance September 30, 1997          2,160,780      (2,394,680)       (55,427)

Stock issued for services             335,473              --        370,348

Private placement of
  preferred stock                     242,550              --        247,500

Exercise of warrants and
  options                             100,888              --        106,358

Conversion of preferred to
  common stock                        (31,050)             --             --

Contributed capital                    14,850              --         14,850

Net loss                                   --        (772,545)      (772,545)
                                   ----------      ----------     ----------

Balance, September 30, 1998         2,823,491      (3,167,225)       (88,916)
                                   ----------      ----------     ----------



                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

            Statements of Changes in Shareholders' Equity, continued
              For the Years Ended September 30, 1999 and 1998, and
                     For the Nine Months Ended June 30, 2000


                                     Common Stock                  Preferred Stock
                                  -------------------------     --------------------------
                                    Number of        Par         Number of          Par
                                    Shares         Value          Shares           Value
                                  ----------     ----------     ----------      ----------
Balance, September 30, 1998       25,331,849     $  253,318         15,000      $    1,500

Stock issued for  services         3,165,000         31,650             --              --

Preferred stock offering                  --             --         47,000           4,700

Exercise of warrants and
  options                            496,000          4,960             --              --

Private placement of common
  stock                              400,000          4,000             --              --

Conversion of preferred to
  common stock                     6,200,000         62,000        (62,000)         (6,200)

Common stock issued to
  collateralize loan                 500,000          5,000             --              --

Stock converted by director's
  family member                      451,440          4,515             --              --

Net loss                                  --             --             --              --
                                  ----------     ----------     ----------      ----------

Balance, September 30, 1999       36,544,289     $  365,443             --              --
                                  ----------     ----------     ----------      ----------



                                      Additional
                                       Paid-In        Accumulated
                                       Capital         Deficit          Total
                                      ----------      ----------      ----------
Balance, September 30, 1998            2,823,491      (3,167,225)        (88,916)

Stock issued for  services               561,349              --         592,999

Preferred stock offering                 230,300              --         235,000

Exercise of warrants and
  options                                 27,490              --          32,450

Private placement of common
  stock                                   96,000              --         100,000

Conversion of preferred to
  common stock                           (55,800)             --              --

Common stock issued to
  collateralize loan                          --              --           5,000

Stock converted by director's
  family member                           (4,515)             --              --

Net loss                                      --        (944,455)       (944,455)
                                      ----------      ----------      ----------

Balance, September 30, 1999            3,678,315      (4,111,680)        (67,922)
                                      ----------      ----------      ----------


                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

            Statements of Changes in Shareholders' Equity, continued
              For the Years Ended September 30, 1999 and 1998, and
                     For the Nine Months Ended June 30, 2000



                                         Common Stock                Preferred Stock
                                  -----------------------         ------------------------
                                    Number of          Par         Number of        Par
                                     Shares           Value          Shares        Value
                                  -----------      -----------    -----------   ----------

Balance, September 30, 1999        36,544,289      $   365,443           --          --

Stock issued for  services          1,678,151           16,781           --          --

Exercise of warrants and
  options                           2,291,000           22,910           --          --

Private placement of common
  stock                             3,765,000           37,650           --          --

Stock converted by director's
  family member                     1,128,600           11,286           --          --

Common stock to collateralize
  loan - retired                     (500,000)          (5,000)          --          --

Net loss                                   --               --                       --
                                  -----------      -----------    -----------   ----------

Balance, June 30, 2000             44,907,040      $   449,070           --          --
                                  ===========      ===========    ===========  ==========



                                   Additional
                                     Paid-In         Accumulated
                                    Capital           Deficit           Total
                                   -----------      -----------      -----------

Balance, September 30, 1999          3,678,315       (4,111,680)         (67,922)

Stock issued for  services           3,171,826               --        3,188,607

Exercise of warrants and
  options                            1,981,920               --        2,004,830

Private placement of common
  stock                                712,350               --          750,000

Stock converted by director's
  family member                        (11,286)              --               --

Common stock to collateralize
  loan - retired                            --               --           (5,000)

Net loss                                    --       (3,800,377)      (3,800,377)
                                   -----------      -----------      -----------

Balance, June 30, 2000               9,533,125       (7,912,057)       2,070,138
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

                                                                     Weighted
                                                         Number       Average
                                                           Of         Exercise
                                                         Shares        Price
                                                        -------      --------- -
     Options Outstanding, September 30, 1999              92,000       $ .10
       Granted                                           256,000         .09
         Exercised                                      (328,000)        .09
                                                        --------
     Options Outstanding, June 30, 2000                   20,000         .10
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

5. Net Loss Per Share

           Net loss per share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):


                                                                  Three months ended                   Nine months ended
                                                                       June 30,                               June 30,
                                                           ------------------------------         ----------------------------------
                                                               2000                 1999               2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share:
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $ (1,228,120)       $   (161,416)       $ (3,800,377)       $   (329,205)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares                               42,794,744          31,478,003          44,656,261          29,429,246
------------------------------------------------------------------------------------------------------------------------------------
Basic per share amount                                     $       (.03)       $       (.01)       $       (.09)       $       (.01)
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

Operating expenses for the nine months ended June 30, 2000 of $3,834,976 are up from the similar period ended June 30, 1999, which were $323,698. This increase, over the similar period last year, was primarily due to the increase in stock compensation to consultants and a principal for the completion of specific patent related projects and completion of the August 1, 1999 private offering, along with an increase in research and development costs.

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