Form 10KSB40/A
period 2000-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-10-04
CIK 1022505

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                 FORM 10-KSB/A

                                 --------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                    000-28745
                              (Commission File No.)

                                 --------------
                         NATIONAL SCIENTIFIC CORPORATION
                 (Name of Small Business Issuer in its Charter)
                                 --------------

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

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                        PREFERRED STOCK, $0.10 PAR VALUE

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

       Revenues for the fiscal year ended September 30, 2000: -0-

       The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation's ("NSC's") common stock, as of December 18, 2000 was approximately $73,100,000 (based on the last sale price of such stock as reported by OTCBB Stock Market). The number of shares outstanding of the registrant's common stock, as of December 18, 2000 was 47,778,218.

       A portion of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                     PART I

FORWARD LOOKING INFORMATION

       This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may, " "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within NSC's control. These factors include, but are not limited to, economic conditions generally and in the industries in which NSC's future customers participate; competition within NSC's industry, including competition from much larger competitors; technological advances which could render NSC's products less competitive or obsolete; failure by NSC to successfully develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by NSC for use in its products; and delays, reductions, or cancellation of orders that may be placed with NSC. There can be no assurance that NSC will be able to develop its products or markets for its products in the future.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

       There is limited historical financial information about NSC upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock. We commenced marketing efforts in August 1999, but we don't know if our products and processes will achieve significant levels of marketing acceptance. Our business is subject to all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in product development, uncertain market acceptance and the absence of operating history. Therefore, we aren't sure that our business or products/processes will be successful or that we will be able to achieve or maintain profitable operations. We may encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

       We will likely be required to make significant investments in research and development and spend additional money to maintain and expand our marketing efforts. We may seek additional equity financing to provide the necessary capital for these efforts. The timing and amount of any capital requirements can not be predicted at this time. We can't be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, develop new products or penetrate existing markets at the rate desired and our operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders.

MARKET RISKS OF A NEW BUSINESS

       We have formulated our business plans and strategies based on certain assumptions regarding the timely marketability of our products and processes to potential licensing partners. These assumptions are based on the best estimates of NSC's management. Our assessments regarding potential licensing partners may be incorrect. Any future success of NSC may depend upon factors including changes in the direction of technologies we are involved in, governmental regulation, increased levels of competition within the technology fields we are attempting to penetrate, licensing agreements offered by competing technologies, changes in general economic conditions, increases in operating costs including costs of consultants, lab and testing facility fees, supplies and equipment.

RELIANCE ON LIMITED NUMBER OF PRODUCTS

       All of our products are based on applications in the electronics industry. Although the applications vary from product to product, a decline in the market demand for our products as well as the products of other companies utilizing our products could have a significant adverse impact on NSC.

DEPENDENCE ON MARKETING EFFORTS

       We are dependent on our ability to market our products to manufacturers that can use our technologies to their benefit. We must increase the level of awareness of our products to firms that spend considerably more money than we do on their own on-going research and development. We will be required to devote substantial management and financial resources to our marketing efforts and we don't know if these efforts will be successful.

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

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

       Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights for our products and technology. We have four U.S. patents issued, one Notice of Allowance issued and five Patent Cooperation Treaty international patent applications filed. The process of seeking patent protection is long and expensive and we can't be sure that any additional patents will be issued, that we will be able to adequately protect our technology or that competition will not be able to develop and patent similar technology. We believe the basis on which we filed our currently pending patent applications is reasonable; however, we can't be sure that any patent applications filed will result in issued patents or that we will be able to pursue each particular patent application claim to issuance.

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

       Any litigation could result in substantial cost and diversion of effort by us, which could have a material adverse effect on our financial condition and operating results. Adverse determinations in any litigation could result in NSC's loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from marketing our products, any of which could have a material adverse effect on our financial condition and results of operations. We do not know if a license under a third party's intellectual property rights will be available to us on reasonable terms, if at all.

THIN MARKET, POSSIBLE VOLATILITY OF STOCK PRICE

       NSC's common stock has been traded on the OTC Electronic Bulletin Board since December 1996 under the symbol "NSCT". We believe that factors such as announcements of developments related to our business, fluctuations in our quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the marketplace and the worldwide economy, announcements of technological innovations or enhancements by us or our competitors, developments in patents or other intellectual property rights and developments in our relationships with clients and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. In recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These fluctuations could adversely affect the market price of NSC's common stock.

ITEM 1.       DESCRIPTION OF BUSINESS

OVERVIEW

       National Scientific Corporation, a Texas corporation ("NSC" or the "Company"), was originally formed in 1953 as American Mortgage Company, Inc. In 1993, NSC became a subsidiary of A.F.M.S., Inc. In 1994, U.S. Network Funding, Inc. acquired A.F.M.S., Inc., including a controlling interest in American Mortgage Company, Inc. In 1995, U.S. Network Funding, Inc. divested itself of A.F.M.S., Inc. and made a dividend distribution of its common shares of American Mortgage Company, Inc. to its shareholders.

       On May 16, 1996, the Company changed its name to National Scientific Corporation and began its operations. Since October 1, 1999, NSC has added several key individuals to its management team, who have significant expertise in the electronic components and semiconductor fields, as well as experience in leadership as executives of major corporations.

       NSC acquired the operations of Eden Systems as a wholly owned subsidiary in 1996. Eden was engaged in the water reclamation business and the sale of environmentally sensitive cleaning products. Eden's operations were sold on September 30, 1997.

       NSC's current business involves development of several products for use in the electronics industry. The Company intends to provide enhanced products and processes to the semiconductor, integrated circuit and telecommunications industries through joint ventures, developmental agreements, licensing and other mutually beneficial arrangements.

       NSC's net losses were $8,575,299 and $944,455 for the years ended September 30, 2000 and 1999, respectively. See "Part II, Item 7-Financial Statements."

PRODUCTS

       NSC believes its products and processes will directly affect many aspects of quality standards in the electronics manufacturing industry. This will be accomplished by application of the company's proprietary component designs, which the Company hopes to market successfully to electronics manufacturers. NSC believes the components that it is developing and plans to market will simplify the manufacturing process through standardization of the size and shape of passive components and through application of NSC's high speed, high efficiency transistors.

       NSC believes that the manufacturing process for virtually all consumer, industry and governmental electronic products will become much less complicated than it is now. There will be fewer "rejects" and the products will be more compact, faster and be able to perform many more functions than is possible using current technology and processes. The results will be cheaper products, that do more, are more reliable, are produced faster with fewer steps and smaller standardized components.

       During the past several years, the Company has brought five research and development projects to the patent or patent application stage. NSC's first patent was awarded June 15, 1999. The initial five projects for NSC are:

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

SALES AND MARKETING

       NSC has performed extensive research into the major semiconductor manufacturing companies regarding their products and the manufacturing processes available to them. The results of this research have confirmed the belief of Company management and consultants that the increased performance and efficiencies inherent in the Company's products that are currently in various stages of design and development are of interest in virtually all sectors of the semiconductor manufacturing industry.

       The existing markets where enhanced products and processes have applicability are already multi-billion dollar markets. A revolution in the semiconductor industry is an on-going process to create devices that do more, are faster and cost less. Management believes its products will aid this revolution and create profits for NSC and increase value for its shareholders.

       Management believes the products being developed by the Company may become marketable quicker by licensing and/or partnering with on-going companies with complementary technologies. Management has undertaken an aggressive search for candidates and is in the process of conducting investigations, technology evaluations and preliminary negotiations with potential licensees/partners. No definitive agreements have been reached with any potential licensee or partner, except Siagri International, Inc. In December 2000, NSC hired a full time Director of Sales and Marketing. This individual is an experienced marketing manager as well as an applications engineer who is familiar with both the Company's existing technologies and potential licensing customers.

       The Company believes that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the wireless communications industry. NSC's marketing application staff interacts with customers during all stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with customer engineers and assists in the resolution of technical problems. NSC will assign to NSC's largest customers, a contract account manager who maintains regular contact with the customer to determine its product needs and concerns. Members of senior management also are involved in managing relationships with significant customers. NSC believes that maintaining close contact with customers improves their level of satisfaction and enables us to anticipate their future product needs.

       As is typical of other new technologies in the semiconductor industry, the Company's technologies can require lengthy "design-in" cycles for customer applications and extensive application engineering support. NSC supports its potential customers' design-in activities and considers such support an important element of its sales and marketing efforts.

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

INDUSTRY

       NSC's management and consulting team is committed to research and monitor the specific needs of the electronic products industry. The need for increased speed in manufacturing and delivery is paramount in maintaining a profit margin for the electronic product providers. NSC is committed to providing the intellect, experience, drive, determination and the technical innovations required to address the needs of the semiconductor, integrated circuit and telecommunication sectors within the electronics products industry.

       The electronics products industry is intensely competitive. NSC's wireless and memory technologies experience intense competition from numerous domestic and foreign companies. The Company may be at a disadvantage in competing with many of these competitors having significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations. The Company considers its TMOS(TM)Memory SRAM technologies to be competitive with existing SRAM CMOS memory technologies in high-density applications. Both low-density and high-density nonvolatile memory technologies are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities (e.g., Samsung, Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.) and by specialized product companies.

       Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because NSC's SRAM products have certain higher performance characteristics (but at higher costs) than standard DRAM products, the Company considers only SRAM products by some select memory makers to be competitive with the Company's SRAM technologies. NSC considers its products to be competitive in certain applications with its SRAM technologies, such as those manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

       NSC's prospective licensees may market technologies that compete with the Company's wireless and memory products. To the extent that any of the Company's technologies achieve market acceptance, there can be no assurance that NSC's competitors will not be able to develop and offer competitive technologies or implement pricing strategies for memory and wireless technologies that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production of its technologies permitting its technologies to be sold at a price that is both competitive and profitable to the Company and on its ability to design technologies which successfully address customer requirements. NSC's ability to compete successfully also depends on factors beyond its control, including the rate at which customers incorporate the Company's technologies into their own technologies, the success of such customers in selling their technologies, the success of the Company's protection of its intellectual property, the success of competitors' technologies and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's technologies. There can be no assurance that NSC's memory and wireless technologies will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either memory or wireless technologies.

BUSINESS STRATEGY

       NSC's strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. NSC intends to utilize unique, patentable technologies and provide these enhancements to the market place through joint venture licensing agreements with leading manufacturing firms. The Company does not intend to manufacture any of its own technologies. NSC intends to continue research and development efforts, including simulations and creation of working prototypes, where possible. Research and development will be accomplished through the Company's on-going association with an independent lab, and test facilities at a major Arizona University, as well as NSC's research lab located in Northern California.

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

       The Wireless Communications product platform provides components, subsystems and system-level semiconductor technologies for wireless voice and data communications. NSC has designed and patented silicon and gallium arsenide ("GaAs")-based components and systems for potential use in personal computers, digital cordless telephones, digital cellular handsets, base stations, global positioning system ("GPS") receivers, LAN and WAN systems, and other related markets. NSC holds patents including certain designs for resonators, amplifiers, transistors, and inductors. These elements are currently in common and widespread use in the communication industry and in the case of NSC's memory technology, in the communication industry and in many other technology sectors as well.

       The Company intends to grow through internal research and development, but also through strategic investments, alliances and acquisitions. Although the company invests significant resources in research and development activities, the complexity and rapidity of technological changes make it impractical for the Company to pursue development of all technological solutions independently. Accordingly, NSC conducts ongoing analyses as a basis of investment, alliance and acquisition prospects that would complement NSC's existing product offerings, augment the Company's market coverage or enhance NSC's technological capabilities.

       NSC's goal is to become a leader in providing customers with a synergistic portfolio of component-level semiconductor solutions for the industry's highest growth communications and related applications. NSC's strategic intent is to provide highly valued, differentiated technologies for voice and data communications, cordless and cellular wireless telephony systems and emerging telephony, cable and wireless broadband communications networks by leveraging competencies in signal conversion, signal processing, communications algorithms and protocols and applications software.

       The Company's strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. The Company intends to utilize unique, patented technologies and provide these enhancements to the market place through joint venture licensing agreements with leading manufacturing firms.

CUSTOMERS

       NSC has a binding letter of intent with Siagri International, Inc. for the development of a specific frequency of the Company's Distributed Amplifier. It will be used as a component in Siagri's microwave generator devices. NSC is to receive royalties equal to 5% of the amplifier's contribution to the generator "gross sale price".

       To expedite the project, Siagri contracted with NSC's lead technical consultant, Dr. El-Sharawy, to design and build a prototype amplifier for use in their devices. The prototype was completed in the Spring of 2000.

       Dr. Richard Besserman, MD, the CEO of Siagri, has disclosed Siagri's activity using the product developed by the Company is in the effectiveness of electromagnetic treatment in human medicine, veterinary medicine, food safety and agriculture. Siagri will conduct experiments at two major universities to determine the effects of controlled microwave energy on disease causing bacteria and viruses.

       Revenues have not yet been realized from existing products and processes.

PATENTS

       Please refer to the "Products" section of this report for specific information on the status of NSC's existing patents and applications.

       NSC endeavors to protect intellectual property rights through patents and patents pending; however, there can be no assurance NSC will be able to protect its technology adequately or that competitors will not develop similar technology. There can be no assurance that any patent applications NSC has filed or will file will be issued or that foreign intellectual property laws will protect NSC's intellectual property rights. Other companies and inventors may receive patents that contain claims applicable to NSC's products and processes. The use of NSC's products and processes covered by such patents could require licenses that may not be available on acceptable terms, if at all. In addition, there can be no assurance that patent applications will result in issued patents.

       Although there are no pending claims or lawsuits against NSC regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future. Any such assertions, if proven to be true, may materially adversely affect NSC's business, financial condition and results of operations. In the future, NSC may be required to litigate to enforce its patents; to protect NSC's trade secrets or know-how owned by NSC or to defend NSC against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of resources by NSC, which could have a material adverse effect on the Company's financial condition and results of operations.

       Adverse determinations in any such litigation could result in the Company's loss of proprietary rights, subject NSC to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling or licensing NSC products and/or processes. This could have a material adverse effect on NSC's financial condition and results of operations. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all. See "FACTORS AFFECTING OPERATING RESULTS -- PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS."

COMPETITION

       NSC's competitors are well established and have significantly greater resources. Although NSC believes that its products and processes are proprietary and protected by patents and/or patents pending, there is no assurance that NSC can compete successfully in the semiconductor and electronics markets. See "FACTORS AFFECTING OPERATING RESULTS -- PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS."

RESEARCH AND DEVELOPMENT

       NSC has conducted several simulations and/or developed working prototypes of its products and processes that have yielded results that the Company believes separate NSC's products from those currently in the marketplace. There is no assurance that the test results will prove successful in the actual marketplace or that NSC will be able to develop additional new products or processes.

       As of the date of this report, NSC has three full-time personnel and one part-time consultant engaged in research and development. In conjunction with the opening of a research and development facility in San Jose, California in September 2000 NSC engaged Majid Hashemi Ph.D. and on November 2, 2000 added Ali Mireshghi, Ph.D. NSC also uses the services of independent lab and test facilities at a major Northern California university under the direction of NSC's part-time technical consultant. Expenditures for research and development for the years ending September 30, 2000 and 1999 totaled $1,433,751 and $130,463 respectively.

PERSONNEL

       As of the date of this report, NSC has eight full time employees. Six employees work in the Phoenix, Arizona corporate office and two reside and work in San Jose, California. Management believes employee relations are good. None of NSC's personnel are covered by collective bargaining agreements.

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

ITEM 3.       LEGAL PROCEEDINGS

       On November 13, 2000, the Company filed legal action against a former director and officer of Company and his spouse. The Company's complaint alleges that certain sales and subsequent purchases of the Company's common stock are in violation of Section 16(b) of the Securities and Exchange Act of 1934, 15 U.S.C.
Section 78p(b). The Company claims that both the sale and purchase transactions were ordered and completed within a six-month restriction period. Section
Section 16(b) of the Act requires that any profits realized by an officer and or director from the purchase and sale within a six month period are subject to disgorgement and must be returned to the Company. The Company has asked for an accounting of these transactions and disgorgement of any profits made on the sales and purchases of the Company's common stock within the restricted time period.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       The principal United States market for NSC's common stock is the OTC Bulletin Board. The following is the high and low closing sale prices for NSC common stock:

                                                             HIGH          LOW
                                                            -------      -------
FISCAL 2000
Fourth Quarter (through September 30, 2000) .........       $  8.25      $ 4.969
Third Quarter (through June 30, 2000) ...............       $ 9.781      $ 3.625
Second Quarter (through March 31, 2000) .............       $ 18.25      $  1.50
First Quarter (through December 31, 1999) ...........       $ 2.906      $  0.19

FISCAL 1999
Fourth Quarter (through September 30, 1999) .........       $  0.31      $ 0.170
Third Quarter (through June 30, 1999) ...............       $ 0.296      $ 0.130
Second Quarter (through March 31, 1999) .............       $  0.38      $  0.10
First Quarter (through December 31, 1998) ...........       $  0.36      $  0.11


       The above prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs for any commissions paid to the dealer. These prices may not reflect actual transactions.

       The Company has not paid any dividends during the last two (2) fiscal years.

       There were 418 shareholders of record of NSC's common stock as of September 30, 2000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Since May 1996, NSC has been engaged in extensive research and development activities that have resulted in the issuance of four (4) U.S. Patents, one (1) Notices of Allowance. NSC's current activities include:

       -    Product development;

       -    Development of markets and distribution channels;

       -    Negotiation of strategic alliances;

       -    Patent applications;

       -    Raising capital;

       -    Development of corporate infrastructure; and

       For a complete understanding of these activities, this Management's Discussion and Analysis should be read in conjunction with Part I, Item 1-Description of Business and Part II, Item 7-Financial Statements to this Form 10-KSB.

       Development of additional wireless and memory technologies and the associated design development and manufacturing processes will require NSC to make significant additional investments in research and development. Continued investment in both technologies and processes is critical to the Company's success and in the case of NSC's memory technology, to the ultimate commercial realization of such technologies as its tunnel diode memory technology. The Company's current research and development activities are focused on expanding the Company's existing technology by developing new low-density and high-density applications, materials and processes, design concepts and architectures.

PATENTS AND PROPRIETARY RIGHTS

       NSC relies heavily on its patents and trade secrets as a defense against competitors introducing infringing technologies that will compete with the Company's memory and wireless technologies. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights. The unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect NSC's business and operating results. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future technologies may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's technologies. NSC's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its memory and wireless technologies, and the Company has other patents and patent applications involving its technology pending.

       In addition to prosecuting patents, NSC protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with vendors, visitors and technical employees.

       NSC believes its inventions are of fundamental importance to its memory and wireless technology portfolio and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of the Company's inventions. There is evidence that other companies are seeking to develop and patent technology similar to NSC's technologies. Furthermore, other companies may seek to reverse engineer NSC's technologies.

       As of the date of this report, NSC has three full-time personnel and one part-time consultant engaged in research and development.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2000 AND 1999

       We generated no revenue for the fiscal years ending September 30, 2000 and 1999.

       Research and development expenditures increased to $1,433,751 for the fiscal year ended September 30, 2000, from $130,463 for the fiscal year ended September 30, 1999. The increase in research and development costs in the fiscal 2000 was primarily attributable to the engagement of additional research and development personnel for our facility in San Jose, California.

       Costs and expenses increased to $8,641,777 in the fiscal year ended September 30, 2000, from $937,197 for the prior fiscal period. We issued restricted common stock as payment for research, consulting and capital formation expenses that totaled approximately $7.5 million in fiscal 2000 and approximately $550,000 in fiscal 1999, in order to conserve cash during both fiscal periods. The stock issued for research was valued at approximately $2.2 million and was granted primarily to a leading scientist who developed most of our patents and subsequently assigned them the Company. Capital formation costs of approximately $1.3 million was paid primarily to two consultants in the form of common stock for services rendered in connection with the 1999 private placement. Common stock valued at approximately $4.0 million was issued to certain independent contractors in exchange for consulting services provided to the Company. A substantial portion of these consulting expenses relate to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. Other services from the contractors included accounting and tax services, web page and logo design, as well as other services needed for building and maintaining our corporate infrastructure. Cash expenditures for costs and expenses, increased to $1.0 million in fiscal 2000 and from $349,000 in fiscal 1999.

       The interest expense of approximately $5,200 in fiscal 2000 reflects interest paid on a note payable in the amount of $110,000. We paid the note payable in full in March 2000.

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

       During the fiscal years ending September 30, 2000 and 1999, NSC issued 2,817,629 and 3,165,000 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. Also, during fiscal 2000 and 1999, the Company granted 256,000 and 270,000 options, respectively, to NSC consultants to purchase shares of NSC's common stock. Because the shares of common stock available for issuance upon exercise under these options were restricted under Rule 144, the options were issued with an exercise price set at less than fair market value of the shares at the date of grant. As of September 30, 1999, a total of 604,000 options had been granted at exercise prices ranging from $.02 to $.10 per share. Also at September 30, 1999, 512,000 options had been exercised, leaving 92,000 options outstanding with an average exercise price of $.09 per share. During fiscal year ended September 30, 2000, an additional 256,000 options were granted at an exercise price of $.10 per share. During the year ended September 30, 2000 all 348,000 outstanding options were exercised. There were no outstanding options at September 30, 2000.

       As of September 30, 2000, the Company's cash and cash equivalents totaled $2,584,900 and total current assets were $2,890,456. NSC has recently initiated product marketing efforts after several years of research and development and have not yet reached break-even in terms of both cash flow and profitability. NSC at its current operating rate, believes it will have sufficient cash reserves to operate through September 30, 2001. The Company has no long or short-term debt as of September 30, 2000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Reference is made to information contained under the heading "Election of Directors" in NSC's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000.

       Directors hold office until the next succeeding annual meeting of shareholders, and until their successors have been elected and qualified.

       The directors, executive officers, significant employees and consultants of NSC, their respective ages and positions with NSC are as follows:

NAME                          AGE     POSITION
----                          ---     --------
Lou L. Ross..............     71      CEO, Chairman of the Board
Dr. Majid Hashemi........     39      President, Chief Technology Officer
Michael A. Grollman......     39      Executive Vice President, Chief Operating Officer
Sam H. Carr..............     44      Senior Vice President, Chief Financial Officer
Dr. Ali Mireshghi........     44      Director of Research
Dr. Richard C. Kim.......     42      Director
Wendy S. Burton..........     38      Director of Corporate Communications
Dr. El-Badawy El-Sharawy.     42      Chief Technical Consultant
Charles E. Martin........     41      Director

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

       Director Compensation

       Reference is made to information contained under the heading "Executive Compensation" in NSC's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000, which information is incorporated herein.

ITEM 10.      EXECUTIVE COMPENSATION

       Reference is made to information contained under the heading "Executive Compensation" in NSC's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000, which information is incorporated herein.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is made to information contained under the heading "Voting Securities and Principal Holders" in NSC's definitive proxy statement for its 2001 Annual Meeting of Shareholders to filed with the Securities and Exchange Commission on or before December 31, 2000.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is made to information contained under the heading "Certain Transactions" in NSC's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before December 31, 2000.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBIT
    NUMBER      DESCRIPTION
    ------      -----------
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


----------
  * Incorporated by reference from the Company's Form 10-SB dated February 14, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL SCIENTIFIC CORPORATION


Date:    December 19, 2000               By: /s/ L. L. Ross
                                            ------------------------------------
                                             L. L. Ross
                                             Chairman Of The Board And
                                             Chief Executive Officer


                                         By: /s/ Sam H. Carr
                                            ------------------------------------
                                             Sam H. Carr
                                             Senior V.P., CFO, Secretary and
                                             Director


                                         By: /s/ Michael A. Grollman
                                            ------------------------------------
                                             Michael A. Grollman
                                             Executive V.P., COO and Director


                                         By: /s/ Richard C. Kim
                                            ------------------------------------
                                             Richard C. Kim
                                             Director


                                         By: /s/ Charles E. Martin
                                            ------------------------------------
                                             Charles E. Martin
                                             Director

                         NATIONAL SCIENTIFIC CORPORATION


                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants.................................    F-2
Balance Sheets...........................................................    F-3
Statements of Operations.................................................    F-4
Statements of Shareholders' Equity.......................................    F-5
Statements of Cash Flows.................................................    F-8
Notes to Financial Statements............................................    F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
National Scientific Corporation

       We have audited the accompanying balance sheets of National Scientific Corporation (a development stage Company) as of September 30, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2000 and from September 30, 1997 (inception of development stage) through September 30, 2000. These financial statements are the responsibility of the National Scientific's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such financial statements present fairly, in all material respects, the financial position of National Scientific Corporation at September 30, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2000 and from September 30, 1997 (inception of development stage) through September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

       The accompanying financial statements have been prepared assuming that National Scientific will continue as a going concern. As discussed in Note 2 to the financial statements, National Scientific is in the development stage, has not yet generated significant revenues and is dependent upon raising capital from investors. Additionally, National Scientific has incurred aggregate losses during the past two years of over $9,500,000. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Hurley & Company



Granada Hills, CA
December 1, 2000
Except Note 8, which is dated August 13, 2001.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                                                                      2000             1999
                                                                                  ------------      -----------
                                    ASSETS
Current Assets:
   Cash and cash equivalents ................................................     $  2,584,900      $    62,185
   Loan to officer ..........................................................          200,000               --
   Other assets .............................................................          105,556               --
                                                                                  ------------      -----------
       Total current assets .................................................        2,890,456           62,185

Property and equipment, net .................................................            7,397            3,340
                                                                                  ------------      -----------
                                                                                  $  2,897,853      $    65,525
                                                                                  ============      ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable and accrued expenses ....................................     $     25,954      $    19,917
   Accrued interest .........................................................               --            8,530
                                                                                  ------------      -----------
       Total current liabilities ............................................           25,954           28,447
                                                                                  ------------      -----------

Long term note payable ......................................................               --          110,000

Commitments, contingencies and subsequent events (see notes) ................

Shareholders' equity (deficit):
   Common stock, par value $.01; 80,000,000 shares authorized, 47,195,768 and
     36,544,289 shares issued and outstanding at September 30, 2000 and 1999,
     respectively ...........................................................     $    471,958      $   365,443
   Additional paid-in capital ...............................................       18,799,420        3,678,315
   Less deferred stock compensation .........................................       (3,712,500)              --

   Accumulated deficit ......................................................      (12,686,979)      (4,111,680)
                                                                                  ------------      -----------
                                                                                     2,871,899          (67,922)
   Receivable for return of stock ...........................................               --           (5,000)
                                                                                  ------------      -----------
       Total shareholders' equity ...........................................        2,871,899          (72,922)
                                                                                  ------------      -----------
                                                                                  $  2,897,853      $    65,525
                                                                                  ============      ===========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND DEVELOPMENT STAGE

                                                                                   DEVELOPMENT
                                                     2000             1999            STAGE
                                                 -----------      -----------      ------------
Revenues ...................................              --               --                --
Costs and expenses
   Consulting fees, related party ..........     $ 6,960,170      $   700,420      $  7,736,315
   Salaries and benefits ...................              --               --            73,706
   Research and development ................       1,433,751          130,463         1,885,281
   Stock compensation ......................          50,320           40,916           155,276
   Other ...................................         197,536           65,398           469,797
                                                 -----------      -----------      ------------
Total costs and expenses ...................       8,641,777          937,197        10,320,375
                                                 -----------      -----------      ------------
Net loss from operations ...................      (8,641,777)        (937,197)      (10,320,375)
                                                 -----------      -----------      ------------
Other income (expense)
   Interest and other income ...............          71,667            1,280            72,947
   Interest expense ........................          (5,189)          (8,538)          (16,316)
   Loss on disposal of assets ..............              --               --           (28,555)
                                                 -----------      -----------      ------------
                                                      66,478           (7,258)           28,076
                                                 -----------      -----------      ------------
Net loss before income taxes benefit .......      (8,575,299)        (944,455)      (10,292,299)
Provision for income taxes (benefit) .......              --               --                --
                                                 -----------      -----------      ------------
Net loss ...................................     $(8,575,299)     $  (944,455)     $(10,292,299)
                                                 ===========      ===========      ============

Net loss per common share, basic and diluted     $     (0.20)     $     (0.03)
                                                 ===========      ===========

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND DEVELOPMENT STAGE


                                              COMMON STOCK          PREFERRED STOCK
                                         ----------------------    -----------------   ADDITIONAL
                                          NUMBER OF      PAR       NUMBER OF    PAR      PAID-IN       ACCUMULATED
                                           SHARES       VALUE       SHARES     VALUE     CAPITAL         DEFICIT         TOTAL
                                         ----------    --------    ---------   -----   -----------    ------------    -----------
Balance, September 30, 1999 .........    36,544,289    $365,443        --      $  --   $ 3,678,315    $ (4,111,680)   $   (67,922)
Stock issued for services ...........
Price per share ranged ..............
$0.18 to $0.85                              775,000       7,750        --         --       397,620              --        405,370
$1.74 to $2.70                              606,797       6,067        --         --     1,071,028              --      1,077,095
$3.26 to $4.50                              139,000       1,390        --         --       457,884              --        459,274
$5.12 to 6.92                               236,832       2,369        --         --     1,411,591              --      1,413,960
$7.43 to $8.80                            1,060,000      10,600        --         --     7,929,921              --      7,940,521

Exercise of warrants and options ....     3,440,250      34,403        --         --     3,151,997              --      3,186,400
Private placement of common stock ...
$ 0.11                                    2,430,000      24,300        --         --       245,700              --        270,000
$ 0.25                                      360,000       3,600        --         --        86,400              --         90,000
$ 0.40                                      975,000       9,750        --         --       380,250              --        390,000
Stock converted by director's family
   member ...........................     1,128,600      11,286        --         --       (11,286)             --             --
Common stock to collateralize loan --
   retired ..........................      (500,000)     (5,000)       --         --            --              --         (5,000)

Deferred stock compensation .........            --          --        --         --    (3,712,500)             --     (3,712,500)
Net loss ............................            --          --        --         --            --      (8,575,299)
                                         ----------    --------      ----      -----   -----------    ------------    -----------
Balance, September 30, 2000 .........    47,195,768    $471,958        --      $  --   $15,086,920    $(12,686,979)   $ 2,871,899
                                         ==========    ========      ====      =====   ===========    ============    ===========

                 See accompanying notes to financial statements

                        NATIONAL SCIENTIFIC CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND DEVELOPMENT STAGE


                                    COMMON STOCK             PREFERRED STOCK
                                ----------------------    --------------------      ADDITIONAL
                                 NUMBER OF      PAR       NUMBER OF      PAR         PAID-IN      ACCUMULATED
                                  SHARES       VALUE       SHARES       VALUE        CAPITAL        DEFICIT         TOTAL
                                ----------    --------    ---------    -------     ----------     -----------     ---------
Balance, September 30, 1998     25,331,849    $253,318      15,000     $ 1,500     $2,823,491     $(3,167,225)    $ (88,916)
Stock issued for services..
Price per share ranged.....
$0.09 to $0.18                   3,020,000      30,200          --          --        528,239              --       558,439
$0.20 to 0.29                      145,000       1,450          --          --         33,110              --        34,560
Preferred stock offering ..             --          --      47,000       4,700        230,300              --       235,000
Exercise of warrants and
   options ................        496,000       4,960          --          --         27,490              --        32,450
Private placement of
   common stock ...........        400,000       4,000          --          --         96,000              --       100,000
Conversion of preferred
   to common stock ........      6,200,000      62,000     (62,000)     (6,200)       (55,800)             --            --
Common stock issued to
   collateralize loan .....        500,000       5,000          --          --             --              --         5,000
Stock converted by
   director's family
   member .................        451,440       4,515          --          --         (4,515)             --            --
Net loss ..................             --          --          --          --             --        (944,455)     (944,455)
                                ----------    --------      ------     -------     ----------     -----------     ---------
Balance, September 30, 1999     36,544,289    $365,443          --     $    --     $3,678,315     $(4,111,680)    $ (67,922)
                                ----------    --------      ------     -------     ----------     -----------     ---------

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND DEVELOPMENT STAGE


                                  COMMON STOCK          PREFERRED STOCK
                              ---------------------   -------------------    ADDITIONAL
                              NUMBER OF      PAR      NUMBER OF     PAR        PAID-IN      ACCUMULATED
                                SHARES      VALUE       SHARES     VALUE       CAPITAL        DEFICIT        TOTAL
                              ----------   --------   ---------   -------    -----------    -----------    ---------
Balance, September 30, 1997   17,847,292   $178,473         --    $    --    $ 2,160,780    $(2,394,680)   $ (55,427)
Stock issued for services .    3,487,557     34,875         --         --        335,473             --      370,348
Private placement of
   preferred stock ........           --         --     49,500      4,950        242,550             --      247,500
Exercise of warrants and
   options ................      547,000      5,470         --         --        100,888             --      106,358
Conversion of preferred
   to common stock ........    3,450,000     34,500    (34,500)    (3,450)       (31,050)            --           --
Contributed capital .......           --         --         --         --         14,850             --       14,850
Net loss ..................           --         --         --         --             --       (772,545)    (772,545)
                              ----------   --------     ------    -------    -----------    -----------    ---------
Balance, September 30, 1998   25,331,849   $253,318     15,000    $ 1,500    $ 2,823,491    $(3,167,225)   $ (88,916)
                              ----------   --------     ------    -------    -----------    -----------    ---------

                 See accompanying notes to financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND DEVELOPMENT STAGE

                                                                                             DEVELOPMENT
                                                               2000             1999            STAGE
                                                           ------------     ------------     ------------
Cash flows from operating activities:
  Net loss ............................................    $ (8,575,299)    $   (944,455)    $(10,292,299)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Noncash transactions ................................           1,792            1,336           10,019
    Depreciation.......................................
    Loss on disposal of assets ........................              --               --           28,555
    Stock issued for services .........................       7,583,720          592,999        8,547,067
  Changes in assets and liabilities ...................              --           12,500           30,000
    Decrease in receivables............................
    (Increase) in other assets ........................        (105,556)              --          (94,985)
    Increase in accounts payable and accrued expenses .           6,037            2,090            3,375
    Increase (decrease) in accrued interest ...........          (8,530)           8,530               --
                                                           ------------     ------------     ------------
      Net cash used in operating activities ...........      (1,097,836)        (327,000)      (1,768,268)
                                                           ------------     ------------     ------------
Cash flows from investing activities:
  Acquisition of property and equipment ...............          (5,849)              --           (5,849)
  Proceeds from the sale of furniture and equipment ...              --               --            4,660
  Loan to officer .....................................        (200,000)              --         (200,000)
                                                           ------------     ------------     ------------
      Net cash used in investing activities ...........        (205,849)              --         (201,189)
                                                           ------------     ------------     ------------
Cash flows from financing activities:
  Repayment of debt ...................................        (110,000)              --         (110,000)
  Repayment of shareholder loans ......................              --               --          (10,000)
  Repayment of capital lease obligations ..............              --               --           (1,819)
  Proceeds from the issuance of preferred stock .......              --          235,000          482,500
  Proceeds from issuance of common stock ..............       3,936,400          132,450        4,190,058
                                                           ------------     ------------     ------------
      Net cash provided by financing activities .......       3,826,400          367,450        4,550,739
                                                           ------------     ------------     ------------
Net increase in cash and cash equivalents .............       2,522,715           40,450        2,581,282
Cash and cash equivalents, beginning of year ..........          62,185           21,735            3,618
                                                           ------------     ------------     ------------
Cash and cash equivalents, end of year ................    $  2,584,900     $     62,185     $  2,584,900
                                                           ============     ============     ============

Supplementary Disclosure of Cash Flow Information
Cash paid during the year for interest ................    $     13,719     $          8     $     16,316
                                                           ============     ============     ============
Cash paid during the year for income taxes ............    $         --     $         --     $         --
                                                           ============     ============     ============


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       During 1999, the Company issued 451,440 shares of restricted common stock to a Director's family member in consideration of the family members' transfer of 320,000 shares of unrestricted common stock to investors in connection with a Company private placement.

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

       a.     Operations

              The Company was incorporated in Texas on June 22, 1953 as American Mortgage Co. On May 16, 1996, the Company changed its name to National Scientific Corporation (NSC). During 1996, the Company acquired the operations of Eden Systems, Inc. as a wholly-owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden's operations were sold on September 30, 1997. As such, management now considers NSC to be in the development stage. Since September 30, 1997, the Company has engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research.

       b.     Cash Equivalents

              Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less. At September 30, 2000, the Company had cash of approximately $2,585,000 which exceeded federally insured limits.

       c.     Property and Equipment

              Property and equipment are recorded at cost and are being depreciated over estimated useful lives of three to five years using the straight-line method.

       d.     Advertising and Promotion Costs

              Advertising and promotion costs, which totaled $17,512 in 2000 and $3,476 in 1999 are expensed as incurred.

       e.     Stock Options

              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

       f.     Income Taxes

              Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

2.     DEVELOPMENT STAGE OPERATIONS

              While in the development stage, the Company experienced significant operating losses during 2000 and 1999, of approximately $8,600,000 and $1,000,000 respectively, which raise substantial doubt about the Company's ability to continue as a going concern. Of the total net operating losses, approximately $7,600,000 and $600,000 related to stock issued for services in 2000 and 1999, respectively.

              During the year ended September 30, 2000, the Company raised approximately $3,900,000 from sale of its common stock; and subsequent to September 30, 2000, the Company raised an additional $577,450 from the exercise of common stock warrants. Management believes that its current cash position (over $2,500,000 at September 30,2000) will be adequate to fund operations and research for the next fiscal year, until the Company can generate revenues. The Company is also seeking other financing sources that will further enhance its liquidity. However, there can be no assurance that these actions will be successful. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.     PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at September 30, 2000 and 1999:

                                                  2000        1999
                                                --------    --------
              Computer equipment ...........    $  8,907       3,057
              Office furniture .............       3,623       3,623
                                                --------    --------
                                                  12,530       6,680
              Less: accumulated depreciation       5,133       3,340
                                                --------    --------
                                                $  7,397       3,340
                                                ========    ========

4.     LONG-TERM NOTE PAYABLE

              In February 1999, the Company issued a $110,000 promissory note to an individual, who had previously loaned money to Eden Systems, Inc., the Company's former subsidiary. The loan's terms provided for interest at 10% through December 31, 2000, at which time all interest and principal was due. The loan was secured by 500,000 shares of the Company's common stock. The Company repaid the loan in March, 2000, and redeemed the 500,000 shares of common stock.

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

              In consideration of the transfer by the spouse of the Chairman of the Company of an aggregate of 840,000 shares of unrestricted common stock owned by her in connection with the foregoing offering, the Company, at her direction, issued to its Chairman 1,580,040 shares of restricted common stock and agreed that the Chairman would receive 4% of all future corporate gross revenues generated from the sale of the Company's products. In connection with the foregoing transaction, the Company's financial statements reflect cash collections of $750,000 and $100,000 for fiscal 2000 and 1999, respectively. Restricted common stock issued in connection with the foregoing transaction totaled $4,893,600 shares for fiscal 2000 and 85,144 shares for fiscal 1999.

              In conjunction with the August 1, 1999 offering, the Company agreed to issue one share of common stock to two key consultants for each dollar raised, provided the offering generated a minimum of $150,000. The maximum number of shares to be issued was 300,000 to each consultant. A liability of $15,000 was accrued for issuance of the stock at September 30, 1999. Since the offering was successful, 600,000 shares of restricted common stock were issued that were valued at $1,062,720 . The Company also issued 300,000 shares to a key consultant during the year ended September 30, 2000 in conjunction with attaining goals related to the Company's stock.

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

              Future minimum lease obligations at September 30, 2000 are as follows:

              YEAR ENDING SEPTEMBER 30,
              -------------------------
              2001............................................    $ 98,569
              2002............................................      49,056
              2003............................................      47,025
                                                                  --------
                                                                  $194,650
                                                                  ========

              Rent expense for the years ended September 30, 2000 and 1999 was approximately $32,840 and $26,500, respectively.

7.     INCOME TAXES

              Deferred income taxes consist of the following at September 30, 2000 and 1999:

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                           2000            1999
                                                                       -----------     -----------
              Tax Benefit of net operating loss carry forwards and
                start up costs ....................................    $ 3,860,000     $   430,000
              Valuation allowance .................................     (3,860,000)       (430,000)
                                                                       -----------     -----------
                                                                       $        --     $        --
                                                                       ===========     ===========

              A reconciliation of expected to actual taxes follows:

              Expected federal and state tax recovery at 40% ......    $(3,430,000)    $  (379,000)
              Tax benefits not realized -- valuation allowance ....      3,430,000         379,000
                                                                       -----------     -----------
              Financial statement recovery of income taxes ........    $        --     $        --
                                                                       ===========     ===========


              The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2000 and 1999, the valuation allowance increased by $3,430,000 and $379,000 respectively.

              The Company has net operating loss carryforwards of approximately $9,650,000 at September 30, 1999, which may be used to offset future federal taxable income through 2020 and state taxable income through 2005.

              Due to changes in ownership during 1996, the Company expects that the availability of losses generated prior to that time will not be significant. Valuation allowances would be recorded to offset any value assigned, since the Company is in the development stage and has recorded losses from operations for several years.

8.     RELATED PARTY TRANSACTIONS

              The Company incurred professional and consulting fees, in connection with product research and development and operations of approximately $11,804,000 and $793,000 to various officers and key consultants of the Company during the years ended September 30, 2000 and 1999, respectively. Of this amount, $3,712,500 is being deferred and amortized over the term of the employment contract, as noted below.

              The above fees have been restated as of August 13, 2001 to reflect a 10% discount (originally recorded at 50% discount) from the market price of the common stock to allow for the lack of liquidity and market uncertainty of issued restricted shares in lieu of cash. This change in estimate was to increase the value of the stock, related compensation and the net loss for the year by $4,055,962 and $245,370 in fiscal years 2000 and 1999. Net loss per share amounts for fiscal years 2000 and 1999 were originally reported as $(0.10) and $(0.02), respectively, have been restated to $(.20) and $(.03), respectively.

              For the two years ended September 30, 2000 and the two months ended November 30, 2000, the Company purchased services from officers and consultants under independent contractor agreements. The Company did not have any employees during this period, and as a result, reported no salaries and benefits expense. Compensation to officers and consultants has been recorded as "Consulting fees, related party" or "Research and development" according to the nature of the expense.

              On September 1, 2000, Dr. Majid Hashemi became President of the Company, and as partial compensation for his independent contractor agreement to serve as President and Chief Technical Officer, he was issued 1,000,000 shares of common stock, (restricted by Section 144), valued at $7,425,000. As a result of this transaction, stock compensation expense in the amount of $3,712,500 was recorded in the year ended September 30, 2000. The balance of $3,712,500 is being deferred and amortized over the three-year term of Dr. Hashemi's employment contract.

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

9.     SALE OF SUBSIDIARIES

              Effective September 30, 1997, the Company sold its interest in both the water treatment and retail divisions of Eden Systems, Inc. The Company was to receive a down payment of $25,000 and additional payments based upon a percentage of the future sales generated by Eden's acquirers. The Company received $25,000 from the sale during the year ended September 30, 1997 and $12,500 during the year ended September 30, 1999. No additional payments have been received since that time, nor does management expect to receive any additional payments related to the sale.

10.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

              Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

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

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                      WEIGHTED    WEIGHTED
                                                          NUMBER       AVERAGE    AVERAGE
                                                            OF        EXERCISE      FAIR
                                                          SHARES       PRICE       VALUE
                                                         --------     --------    --------
              Options Outstanding, September 30, 1998     318,000         .09        .18
                 Granted ............................     270,000         .09        .17
                 Exercised ..........................    (496,000)        .10        .16
                 Canceled ...........................          --          --         --
                                                         --------

              Options Outstanding, September 30, 1999      92,000         .09        .17
                                                         --------
                 Granted ............................     256,000         .10        .19
                 Exercised ..........................    (348,000)        .10        .17
                 Canceled ...........................          --          --         --
                                                         --------

              Options Outstanding, September 30, 2000          --
                                                         ========

12.    SUBSEQUENT EVENTS

              On November 13, 2000, the Company filed legal action against a former director and officer of Company and his spouse. The Company's complaint alleges that certain sales and subsequent purchases of the Company's common stock are in violation of Section 16(b) of the Securities and Exchange Act of 1934, 15 U.S.C. Section 78p(b). The Company claims that both the sale and purchase transactions were ordered and completed within a six-month restriction period. Section 16(b) of the Act requires that any profits realized by an officer and or director from the purchase and sale within a six month period are subject to disgorgement and must be returned to the Company. The Company has asked for an accounting of these transactions and disgorgement of any profits made on the sales and purchases of the Company's common stock within the restricted time period.

              In December 2000, the Board of Directors of the Company approved the Company's 2000 Stock Option Plan. Currently 7,000,000 shares of common stock are reserved for issuance upon exercise of options granted under the 2000 Plan. The 2000 Plan will be submitted to the Company's shareholders for approval at the Company's 2001 Annual Meeting of Shareholders.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER      DESCRIPTION
    ------      -----------
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


----------
  * Incorporated by reference from the Company's Form 10-SB dated February 14, 2000.