Form 10QSB/A
period 2000-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-10-04
CIK 1022505

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

Signatures

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                        Unaudited Condensed Balance Sheet
                                December 31, 2000

                                                                        2000
                                                                    ------------
                                     ASSETS

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

Commitments, contingencies and subsequent events (see notes)

Shareholders' equity (deficit):
     Common stock, par value $.01; 80,000,000 shares authorized,
        48,607,498 shares issued and outstanding
        at December 31, 2000                                             486,075
     Additional paid-in-capital                                       20,287,453
     Common stock options exercisable                                    263,760
    Accumulated deficit                                              (18,783,678)
                                                                    ------------
                                                                       2,253,610
                                                                    ------------
                                                                    $  3,265,330
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

                                                                                        Cumulative
                                                                                        Development
                                                      2000               1999              Stage
                                                  ------------       ------------       ------------
Revenues                                          $         --       $         --       $         --
                                                  ------------       ------------       ------------
Costs and expenses
     Consulting fees, related party                    422,008          1,398,270          8,158,323
     Compensation and benefits                         203,231                 --            276,937
     Research and development                          186,435             78,027          2,071,716
     Stock compensation                              5,093,160             50,320          5,248,436
     Other                                             234,609             62,324            704,406
                                                  ------------       ------------       ------------
                                                     6,139,443          1,588,941         16,459,818
                                                  ------------       ------------       ------------
Net loss from operations                            (6,139,443)        (1,588,941)       (16,459,818)
                                                  ------------       ------------       ------------
Other income (expense)
     Interest and other income                          42,744              4,074            115,691
     Interest expense                                       --             (2,750)           (16,316)
     Loss on disposal of assets                             --                 --            (28,555)
                                                  ------------       ------------       ------------
                                                        42,744              1,324             70,820
                                                  ------------       ------------       ------------
Net loss before income tax benefit                  (6,096,699)        (1,587,617)       (16,388,998)
Provision for income taxes (benefit)                        --                 --                 --
                                                  ------------       ------------       ------------
Net loss                                          $ (6,096,699)      $ (1,587,617)      $(16,388,998)
                                                  ============       ============       ============
Net loss per common share, basic and diluted      $      (0.13)      $      (0.04)
                                                  ============       ============

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Cash Flows
             For the Quarters Ended December 31, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                            Through December 31, 2000

                                                                                                                Cumulative
                                                                                                                Development
                                                                              2000               1999               Stage
                                                                          ------------       ------------       ------------
Cash flows from operating activities:
     Net loss                                                             $ (6,096,699)      $ (1,587,617)      $(16,388,998)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                                             1,746                334             11,765
        Loss on disposal of assets                                                  --                 --             28,555
        Stock and options issued for services                                2,124,180          1,468,090         12,683,427
        Amortization of deferred stock compensation                          3,062,500                 --          1,000,000
        Decrease (increase) in receivables                                          --                 --             30,000
        Decrease (increase) in other assets                                     40,337                 --            (54,648)
        Increase (decrease) in accounts payable and accrued expenses           (14,234)            (4,371)           (10,859)
        Increase (decrease) in accrued interest                                     --              2,750                 --
                                                                          ------------       ------------       ------------
            Net cash used in operating activities                             (882,170)          (120,814)        (2,700,758)
                                                                          ------------       ------------       ------------
Cash flows from investing activities:
     Acquisition of property and equipment                                     (41,593)                              (47,442)
     Proceeds from the sale of furniture and equipment                              --                 --              4,660
     Loan to officer                                                                --                 --           (200,000)
                                                                          ------------       ------------       ------------
                                                                               (41,593)                --           (242,782)
Cash flows from financing activities:                                     ------------       ------------       ------------
     Repayment of debt                                                              --                 --           (110,000)
     Repayment of shareholder loans                                                 --                 --            (10,000)
     Repayment of capital lease obligations                                         --                 --             (1,819)
     Proceeds from the issuance of common stock                              1,291,730            761,150          5,532,108
     Proceeds from the issuance of preferred stock                                  --                 --            482,500
                                                                          ------------       ------------       ------------
           Net cash provided by financing activities                         1,291,730            761,150          5,892,789
                                                                          ------------       ------------       ------------
Net increase in cash and cash equivalents                                      367,967            640,336          2,949,249
Cash and cash equivalents, beginning of year                                 2,584,900             62,185              3,618
                                                                          ------------       ------------       ------------
Cash and cash equivalents, end of the quarter                             $  2,952,867       $    702,521       $  2,952,867
                                                                          ============       ============       ============

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Cash Flows
             For the Quarters Ended December 31, 2000 and 1999, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                            Through December 31, 2000


Supplementary Disclosure of Cash Flow Information

                                                                       Cumulative
                                                                       Development
                                                    2000       1999       Stage
                                                    -----      -----   -----------

Cash paid during the year for interest              $  --      $  --      $2,597
                                                    =====      =====       =====
Cash paid during the year for income taxes          $  --      $  --      $   --
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


                                            Common Stock           Preferred Stock
                                      -----------------------   -----------------------   Additional
                                      Number of        Par      Number of       Par        Paid-In     Accumulated
                                       Shares         Value      Shares        Value       Capital       Deficit
                                      ----------   ----------   ----------   ----------   ----------   -----------

Balance September 30, 1997            17,847,292   $  178,473           --   $       --    2,160,780    (2,394,680)
Stock issued for services              3,487,557       34,875           --           --      335,473            --
Private placement of preferred stock          --           --       49,500        4,950      242,550            --
Exercise of warrants and options         547,000        5,470           --           --      100,888            --
Conversion of preferred to
    common stock                       3,450,000       34,500      (34,500)      (3,450)     (31,050)           --
Contributed capital                           --           --           --           --       14,850            --
Net loss                                      --           --           --           --           --      (772,545)
                                      ----------   ----------   ----------   ----------   ----------    ----------
Balance, September 30, 1998           25,331,849   $  253,318       15,000   $    1,500    2,823,491    (3,167,225)
                                      ----------   ----------   ----------   ----------   ----------    ----------



                                           Total
                                          --------
Balance September 30, 1997                 (55,427)
Stock issued for services                  370,348
Private placement of preferred stock       247,500
Exercise of warrants and options           106,358
Conversion of preferred to
    common stock                                --
Contributed capital                         14,850
Net loss                                  (772,545)
                                          --------
Balance, September 30, 1998                (88,916)
                                          --------

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

     Statements of Changes in Shareholders' Equity (Deficit), continued
          For the Years Ended September 30, 2000, 1999 and 1998, and
                     For the Quarter Ended December 31, 2000

                                                    Common Stock         Preferred Stock
                                               ---------------------   -------------------    Additional
                                                Number of      Par      Number of     Par      Paid-In     Accumulated
                                                 Shares       Value      Shares      Value     Capital       Deficit
                                               ----------    -------   ----------   ------    ----------   -----------

Balance, September 30, 1998                    25,331,849   $253,318      15,000    $1,500     2,823,491    (3,167,225)
Stock issued for services                       3,165,000     31,650          --        --       561,349            --
Preferred stock offering                               --         --      47,000     4,700       230,300            --
Exercise of warrants and options                  496,000      4,960          --        --        27,490            --
Private placement of common stock                 400,000      4,000          --        --        96,000            --
Conversion of preferred to
    common stock                                6,200,000     62,000     (62,000)   (6,200)      (55,800)           --
Common stock issued to collateralize loan         500,000      5,000          --        --            --            --
Stock converted by director's family member       451,440      4,515          --        --        (4,515)           --
Net loss                                               --         --          --        --            --      (944,455)
                                               ----------    -------     -------    ------    ----------    ----------
Balance, September 30, 1999                    36,544,289   $365,443          --        --     3,678,315    (4,111,680)
                                               ----------    -------     -------    ------    ----------    ----------


                                                     Total
                                                   --------

Balance, September 30, 1998                         (88,916)
Stock issued for services                           592,999
Preferred stock offering                            235,000
Exercise of warrants and options                     32,450
Private placement of common stock                   100,000
Conversion of preferred to
    common stock                                         --
Common stock issued to collateralize loan             5,000
Stock converted by director's family member              --
Net loss                                           (944,455)
                                                   --------
Balance, September 30, 1999                         (67,922)
                                                   --------

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

       Statements of Changes in Shareholders' Equity (Deficit), continued
           For the Years Ended September 30, 2000, 1999 and 1998, and
                    For the Quarter Ended December 31, 2000


                                                  Common Stock            Preferred Stock
                                              ---------------------   ----------------------  Additional
                                              Number of       Par       Number of     Par       Paid-In    Accumulated
                                               Shares        Value       Shares       Value     Capital      Deficit
                                              ----------   --------   -----------  ---------  -----------  -----------

Balance, September 30, 1999                   36,544,289   $365,443            --         --    3,678,315   (4,111,680)
Stock issued for services                      2,817,629     28,176            --         --   11,268,044           --
Exercise of warrants and options               3,440,250     34,403            --         --    3,151,997           --
Private placement of common stock              3,765,000     37,650            --         --      712,350           --
Stock converted by director's family member    1,128,600     11,286            --         --      (11,286)           --
Common stock to collateralize loan - retired    (500,000)    (5,000)           --         --           --           --
Deferred stock compensation                           --         --            --         --   (3,712,500)          --
Net loss                                              --         --            --         --           --   (8,575,299)
                                              ----------   --------     ---------  ---------  -----------   ----------
Balance, September 30, 2000                   47,195,768   $471,958            --         --   15,086,920  (12,686,979)
                                              ==========   ========     =========  =========  ===========   ==========


                                                   Total
                                                 ----------

Balance, September 30, 1999                         (67,922)
Stock issued for services                        11,296,220
Exercise of warrants and options                  3,186,400
Private placement of common stock                   750,000
Stock converted by director's family member              --
Common stock to collateralize loan - retired         (5,000)
Deferred stock compensation                      (3,712,500)
Net loss                                         (8,575,299)
                                                 ----------
Balance, September 30, 2000                       2,871,899
                                                 ==========

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

       Statements of Changes in Shareholders' Equity (Deficit), continued
           For the Years Ended September 30, 2000, 1999 and 1998, and
                    For the Quarter Ended December 31, 2000


                                          Common Stock           Preferred Stock
                                      ---------------------    --------------------    Additional
                                      Number of       Par       Number of     Par       Paid-In     Accumulated
                                        Shares       Value       Shares      Value      Capital       Deficit
                                      ----------   --------    ----------  --------    ----------   -----------

Balance, September 30, 2000           47,195,768   $471,958            --        --    15,086,920   (12,686,979)
Stock issued for services                120,000      1,200            --        --       209,220            --
Exercise of warrants and options       1,291,730     12,917            --        --     1,278,813            --
Amortization of stock compensation            --         --            --        --     3,712,500            --
Common stock options exercisable              --         --            --        --       263,760            --
Net loss                                      --         --            --        --            --    (6,096,699)
                                      ----------   --------       -------  --------    ----------    ----------
Balance, December 31, 2000            48,607,498   $486,075            --        --    20,551,213   (18,783,678)
                                      ==========   ========       =======  ========    ==========    ==========


                                           Total
                                         ----------

Balance, September 30, 2000               2,871,899
Stock issued for services                   210,420
Exercise of warrants and options          1,291,730
Amortization of stock compensation        3,712,500
Common stock options exercisable            263,760
Net loss                                 (6,096,699)
                                         ----------
Balance, December 31, 2000                2,253,610
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

3.   Issuance of Common Stock

     During the three months ended December 31, 2000, the Company received
         $1,291,730 and issued 1,291,730 shares of restricted common stock in connection with the exercise of its $1.00 common stock warrants. The Company also issued 100,000 shares of restricted common stock valued at $165,600 to consultants and principals as compensation for services. The Company issued 20,000 shares of restricted common stock valued at $44,820 to consultants as compensation for services. This restricted stock was valued at 90% of the market price of the stock on the dates granted and earned.

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
                                                   =========


     Had the Company fully adopted SFAS 123, the first quarter loss from operations would have been $(7,974,606) and basic loss per share would have been $(0.17).

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

Operating expenses for the three months ended December 31, 2000 of approximately $6.1 million are up from the similar period ended December 31, 1999, which were approximately $1.6 million. This increase, over the similar period last year, was primarily due to the increase in stock compensation of approximately $3.7 million in lieu of cash to the Company's President. The employment agreement with the President is still under negotiation. The shares of restricted common stock granted to the President are currently being restructured, to be exchanged for options to purchase common stock. The employment agreement currently being negotiated contemplates granting options to purchase approximately 2,100,000 and 666,700 shares of restricted common shares of common stock at exercise prices proposed to be $.46 per share and $.29 per share, or 25% of the market value of common stock on December 1, 2000 and January 1, 2001, respectively.

Compensation and benefits have increased by approximately $203,000 due to the addition of the Chief Operating and Financial Officers, the Global Director of Marketing and the Director of Research in our San Jose research facility. In addition, research and development costs increased approximately $108,000. Research and development costs increased due primarily to our opening our San Jose, California research facility and hiring an additional research scientist.

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


                                NATIONAL SCIENTIFIC CORPORATION

February 13, 2001                  /s/ L.L. Ross
     DATE                          ---------------
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