Form 10QSB/A
period 2001-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-10-04
CIK 1022505

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                                    000-28745
                              (Commission File No.)
                                 --------------
                         NATIONAL SCIENTIFIC CORPORATION
        (Exact name of small business issuer as specified in its charter)
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

                                                            (602) 954-1492
                                                     (Issuer's telephone number)


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

Transitional Small Business Disclosure Format (Check One):  Yes____ No__X_

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

Part I -  Financial Information

          Item 1.  Financial Statements (unaudited)

             Balance Sheet - March 31, 2001

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

          Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS

                                                                                    2001
                                                                                    ----
Current assets:
      Cash and cash equivalents                                                 $  1,934,817
      Loan to officer                                                                200,000
      Notes receivable                                                               150,000
      Other assets                                                                    69,177
                                                                                ------------
        Total current assets                                                       2,353,994
                                                                                ------------

Property and equipment, net                                                          123,564
                                                                                ------------

        Total assets                                                            $  2,477,558
                                                                                ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued expenses                                     $     42,923
                                                                                ------------
        Total current liabilities                                                     42,923
                                                                                ------------

Commitments, contingencies and subsequent events (see notes)

Shareholders' equity (deficit):
      Preferred stock, par value $.10; 4,000,000 shares authorized,
        No shares issued and outstanding                                                  --
        Common stock, par value $.01; 120,000,000 shares authorized,
        47,282,498 shares issued and outstanding                                     472,825

      Additional paid-in-capital                                                  20,300,703

      Add common stock options exercisable                                         1,835,442

      Accumulated deficit                                                        (20,174,335)
                                                                                ------------
                                                                                   2,434,635
                                                                                ------------

        Total liabilities and stockholders' equity                              $  2,477,558
                                                                                ============


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

                                        Three Months       Three Months        Six Months         Six Months       Cumulative
                                           Ended              Ended              Ended              Ended          Development
                                       March 31, 2001     March 31, 2000     March 31, 2001     March 31, 2000        Stage
                                       --------------     --------------     --------------     --------------        -----

Revenues                                $    317,780       $         --       $    317,780       $         --       $    317,780
Cost of sales                                312,000                 --            312,000                 --            312,000
                                        ------------       ------------       ------------       ------------       ------------
  Gross profit                                 5,780                 --              5,780                 --              5,780

Operating expenses
  Salaries and benefits                      181,802                 --            385,033                 --            458,739
  Consulting fees, related party                  --            731,737            422,008          2,130,007          8,158,323
  Research and development                   327,824            218,259            514,259            296,286          2,399,540
  Stock compensation                         571,682                 --          5,664,842             50,320          5,820,118
  Other                                      344,292             41,291            578,901            103,615          1,048,698
                                        ------------       ------------       ------------       ------------       ------------
                                           1,425,600            991,287          7,565,043          2,580,228         17,885,418
                                        ------------       ------------       ------------       ------------       ------------

Net loss from operations                  (1,419,820)          (991,287)        (7,559,263)        (2,580,228)       (17,879,638)
                                        ------------       ------------       ------------       ------------       ------------
Other income (expense)
  Interest and other income                   29,163              9,086             71,907             13,160            144,854
  Interest expense                                --             (2,439)                --             (5,189)           (16,316)
  Loss on disposal of assets                      --                 --                 --                 --            (28,555)
                                        ------------       ------------       ------------       ------------       ------------
                                              29,163              6,647             71,907              7,971             99,983
                                        ------------       ------------       ------------       ------------       ------------
Net loss before income tax                (1,390,657)          (984,640)        (7,487,356)        (2,572,257)       (17,779,655)
Provision for income taxes                        --                 --                 --                 --                 --
                                        ------------       ------------       ------------       ------------       ------------
Net loss                                $ (1,390,657)      $   (984,640)      $ (7,487,356)      $ (2,572,257)      $(17,779,655)
                                        ============       ============       ============       ============       ============

Net loss per common share,              $       (.03)      $       (.02)      $      (0.16)      $       (.06)
basic and diluted                       ============       ============       ============       ============


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

                                                               Six Months           Six Months           Cumulative
                                                                 Ended                Ended             Development
                                                             March 31, 2001       March 31, 2000           Stage
                                                             --------------       --------------           -----
Cash flows from operating activities:
 Net loss                                                    $ (7,487,356)        $ (2,572,257)        $(17,779,655)
                                                             ------------         ------------         ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                                      7,433                  668               17,452
  Loss on disposal of assets                                           --                   --               28,555
  Stock and options issued for services                         2,695,862            2,207,756           13,255,109
                                                             ------------         ------------         ------------
  Amortization of deferred stock compensation                   3,062,500                                 1,000,000
  Decrease in receivables                                              --                   --               30,000
  (Increase) decrease in other assets                              36,379               (4,174)             (58,606)
  Increase (decrease) in accounts payable and accrued
  expenses                                                         16,969               28,669               20,344
  Increase (decrease) in accrued interest expense                      --               (8,530)                  --
                                                             ------------         ------------         ------------
    Net cash used in operating activities                      (1,668,213)            (347,868)          (3,486,801)
                                                             ------------         ------------         ------------
Cash flows from investing activities:
 Loans issued                                                    (200,000)                  --             (400,000)
 Repayment of loans                                                50,000                   --               50,000
 Acquisition of property and equipment                           (123,600)                                 (129,449)
 Proceeds from the sale of furniture and equipment                     --                   --                4,660
                                                             ------------         ------------         ------------
   Net cash used in investing activities                         (273,600)                  --             (474,789)
                                                             ------------         ------------         ------------

Cash flows from financing activities:
 Repayment of shareholder loans                                        --                   --              (10,000)
 Repayment of notes payable                                            --             (110,000)            (110,000)
 Repayment of capital lease obligations                                --                   --               (1,819)
 Proceeds from the issuance of common stock                     1,291,730            2,419,150            5,532,108
 Proceeds from the issuance of preferred stock                         --                   --              482,500
                                                             ------------         ------------         ------------
   Net cash provided by financing activities                    1,291,730            2,309,150            5,892,789
                                                             ------------         ------------         ------------
Net increase (decrease) in cash and cash equivalents             (650,083)           1,961,282            1,931,199

Cash and cash equivalents, beginning of period                  2,584,900               62,185                3,618
                                                             ------------         ------------         ------------
Cash and cash equivalents, end of period                     $  1,934,817         $  2,023,467         $  1,934,817
                                                             ============         ============         ============

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


Supplementary Disclosure of Cash Flow Information                                  Cumulative
                                                                                   Development
                                                March 31, 2001    March 31, 2000     Stage
                                                --------------    --------------     -----
Cash paid during the period for interest          $     --          $ 13,720        $  2,597
                                                  ========          ========        ========
Cash paid during the period for income taxes      $     --          $     --        $     --
                                                  ========          ========        ========

Summary of Non-Cash Investing and Financing
Activities

During the quarter-ended December 31, 1999, the Company issued 1,128,600 shares of restricted common stock to a Director's family member in exchange for 580,000 shares of unrestricted common stock.


   The accompanying notes are an integral part of these financial statements.

                                         COMMON STOCK                PREFERRED STOCK
                                   -------------------------    -----------------------    ADDITIONAL
                                   NUMBER OF                     NUMBER OF                  PAID-IN      ACCUMULATED
                                    SHARES         PAR VALUE      SHARES     PAR VALUE      CAPITAL        DEFICIT         TOTAL
                                    ------         ---------      ------     ---------      -------        -------         -----
Balance, September 30, 2000       47,195,768      $   471,958        --            --     15,086,920     (12,686,979)     2,871,899

Stock issued for services            120,000            1,200        --            --        209,220              --        210,420

Exercise of warrants and
options                            1,291,730           12,917        --            --      1,278,813              --      1,291,730

Amortization of stock
compensation                              --               --        --            --      3,712,500              --      3,712,500

Exchange of stock for options     (1,325,000)         (13,250)       --            --         13,250              --             --

Common stock options
exercisable                               --               --        --            --      1,835,442              --      1,835,442

Net loss                                  --               --        --            --             --      (7,487,356)    (7,487,356)
                                  ----------      -----------     -----      --------     ----------     -----------      ---------
Balance, March 31, 2001           47,282,498      $   472,825        --            --     22,136,145     (20,174,335)     2,434,635
                                  ==========      ===========     =====      ========     ==========     ===========      =========

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     The Company adopted Accounting Practices Bulletin ("ABP") Opinion 25,
         "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plan. Accordingly, for employees and directors compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $571,682 was recognized for the quarter ended March 31, 2001. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, determines at the time of grant when certain options granted shall be fully vested and exercisable. At March 31, 2001, vested options outstanding were 4,560,001 and non-vested outstanding options were 287,000.

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


                                                                        Weighted
                                                           Number        Average
                                                             Of         Exercise
                                                           Shares         Price
                                                          --------      --------
     Options Outstanding, September 30, 2000                    --            --
         Granted                                         4,938,668        $ 0.87
         Forfeited                                         (91,667)       $ 0.84
         Exercised                                              --            --
                                                         ---------        ------
     Options Outstanding, March 31, 2001                 4,847,001        $ 0.87
                                                         =========        ======

     Had the Company fully adopted State of Financial Accounting Standards No.
         123, "Accounting for Stock Based Compensation" the loss from operations for the second fiscal quarter ended March 31, 2001, would have been approximately ($8.8) million and basic loss per share would have been ($0.18).

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

Changed Form 10-QSB March 2001 As Filed.DOC

8.  NET LOSS PER SHARE

     Net loss per share is based upon the weighted average shares outstanding.
         Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                                        Three months ended                         Six months ended
                                                        ------------------                         ----------------
                                                             March 31,                                March 31,
                                                             ---------                                ---------
                                                     2001                 2000                 2001                 2000
                                                     ----                 ----                 ----                 ----
Basic net income (loss) per common share:
Net income (loss)                                $ (1,390,657)        $   (984,640)        $ (7,487,356)        $ (2,572,257)
Weighted average common shares                     47,282,498           47,282,498           47,474,131           41,898,335
Basic per share amount                           $       (.03)        $       (.02)        $       (.16)        $       (.06)


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


Changed Form 10-QSB March 2001 As Filed.DOC

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT

The statements contained in this report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "possible," or the negative thereof or other written variations thereof or comparable terminology. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

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

Operating expenses for the three months ended March 31, 2001, of approximately $1.4 million are up from the comparable period ended March 31, 2000, which were approximately $1.0 million. This increase was primarily due to the employment of approximately 10 employees in the Company's corporate office, which constitute the management team for the Company. In addition, in September 2000 we opened our research and development facility in San Jose, California, which now consists of five additional full time employees.

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


COMPARISON OF SIX MONTHS ENDED MARCH 31, 2001 AND 2000

     Revenues generated during the six month period ended March 31, 2001, totaled $317,780 and resulted from the export of electronic products we purchased from a third party. The export of products is not representative of our

Changed Form 10-QSB March 2001 As Filed.DOC principal operations, which is the development and commercialization of patented technology. Therefore, we remain in the development stage.

     Operating expenses for the six months ended March 31, 2001, increased to approximately $7.5 million, compared to $2.6 million for the six month period ended March 31, 2000. This increase was primarily attributable to the issuance of common stock to Dr. Majid Hashemi, our then President and Chief Technical Officer. Additionally, beginning in December 2000, we employed an additional 8 employees in our corporate office, which constitutes our entire management team. In addition, in September 2000 we opened our research and development facility in San Jose, California, which now consists of five additional full time employees.

     The employment agreement with Dr. Hashemi became effective as of December 1, 2000. Prior to his employment, Dr. Hashemi served as an independent consultant to us. The 1,325,000 shares of restricted common stock previously granted to him have been exchanged for options to purchase 2,100,000 and 666,700 shares of common stock at per share exercise prices of $.46 and $.29, respectively. These exercise prices represented 25% of the fair market value of the common stock on December 1, 2000 and January 1, 2001, respectively. Compensation expense of approximately $3.4 million for these below market option grants was recorded in the quarter ended December 31, 2000.

     Salaries and benefits have increased for the six months ended March 31, 2001 over the same period in fiscal 2000 by approximately $385,000 due to the addition of the Chief Executive Officer, Chief Operating and Financial Officers, the Global Director of Marketing, and other corporate support staff. In addition, research and development costs have increased approximately $218,000 for the six months ended March 31, 2001 over the same period in fiscal 2000. Research and development costs increased due primarily to opening our San Jose, California research facility and hiring an additional research scientist and two technical support personnel.

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

Warrants to acquire 4,250,000 shares of restricted common stock at per share exercise price of $1.50 were issued in conjunction with our August 1999 private placement, at an exercise price of $1.50 per share. Prior to the fiscal quarter ended March 31, 2001, 120,000 of these warrants were exercised, yielding proceeds to the Company of $180,000. The warrants expire on December 31, 2001.

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

Changed Form 10-QSB March 2001 As Filed.DOC

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Changed Form 10-QSB March 2001 As Filed.DOC

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


                                 NATIONAL SCIENTIFIC CORPORATION

May 15, 2001                          /s/ L.L. Ross
                                      -----------------------------------------
DATE                                  L.L. Ross
                                      Chairman of the Board, President & C.E.O.




                                      /s/ Sam H. Carr
                                      -----------------------------------------
                                      Sam H. Carr
                                      Corporate Secretary


Changed Form 10-QSB March 2001 As Filed.DOC

                                INDEX TO EXHIBITS


Exhibit 10.1    Employment Agreement- Majid Hashemi, Ph.D., dated December 1,
                2000

Exhibit 10.2 Letter Agreement Between National Scientific Corporation and E4World Regarding Electronic Component Logistic Services (ECLS)


Changed Form 10-QSB March 2001 As Filed.DOC