Form 10KSB40
period 2001-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2001-12-28
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                   FORM 10-KSB
                                 ---------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2001

                                    000-28745
                              (Commission File No.)

                                 ---------------

                         NATIONAL SCIENTIFIC CORPORATION
                 (Name of Small Business Issuer in its Charter)

                                 ---------------
                TEXAS                                          86-0837077
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

  14455 NORTH HAYDEN ROAD, SUITE 202
            SCOTTSDALE, AZ                                        85260
(Address of Principal Executive Offices)                        (Zip Code)

                                 (480) 948-8324
                 (Issuers Telephone Number, Including Area Code)

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

     Revenues for the fiscal year ended September 30, 2001: $882,715

     The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation's ("NSC's") common stock, as of December 19, 2001, was approximately $11,598,736 (based on the last sale price of such stock as reported by OTCBB Stock Market).

     The number of shares outstanding of the registrant's common stock, as of December 19, 2001 was 48,328,067.

     A portion of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

FORWARD LOOKING INFORMATION

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within NSC's control. These factors include, but are not limited to, economic conditions generally and in the industries in which NSC's future customers participate; competition within NSC's industry, including competition from much larger competitors; technological advances which could render NSC's products less competitive or obsolete; failure by NSC to successfully develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by NSC for use in its products; and delays, reductions, or cancellation of orders that may be placed with NSC. There can be no assurance that NSC will be able to develop its products or markets for its products in the future. NSC is not undertaking any obligation to update any forward-looking statements contained in this report.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     National Scientific Corporation's ("NSC" or the "Company") core business focuses on the research and development of devices and designs that are intended to enhance the performance of various products commonly used in the semiconductor and electronics industries. We primarily design products that we believe will have a broad application and acceptance in the commercial marketplace.

     We currently hold U.S. patents on six devices and designs and have several domestic and international patent applications pending. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor and electronics industries. Our business plan contemplates that we will generate revenue by entering into strategic joint venture licensing agreements, manufacturing agreements, development agreements and other arrangements with manufacturing firms and/or entities that will incorporate our technologies into their products.

     We believe our decentralized business model will enable us to add other operating divisions as we grow from our purely research and development roots into a research, development and production organization.

     To generate revenue to fund our core business and implement our business plan, we have in the past engaged in the import/export business of distributing electronic and other semiconductor-related products to customers in Asia and the United States. Recently, we elected to discontinue such activities since they did not yield the margins we had originally projected.

     We generated no revenues from our operations for the fiscal year ended September 30, 2000 and a total of $882,715 for the fiscal year ended September 30, 2001, which were attributable to our import/export distribution business. At September 30, 2001, we had an accumulated deficit of $18,921,847. NSC's net losses were $6,234,868 and $8,575,299 for the fiscal years ended September 30, 2001 and 2000, respectively. See "Part II, Item 7-Financial Statements."

     We incorporated in Texas in 1953. Prior to 1996, our business primarily involved maintaining mortgage portfolios. In 1996 we abandoned this line of business. Our principal executive offices are located at 14455 North Hayden Road, Suite 202, Scottsdale, Arizona 85260. Our telephone number is (480) 948-8324.

PRODUCTS

     Our present offering of devices and designs are based on principles and applications in the electronics and semiconductor industries. The majority of these devices and designs are based on semiconductor technology. Semiconductors are materials that are used in the manufacture of a wide variety of electronic devices. Semiconductors are usually manufactured in large batches and built upon platters referred to as wafers. Manufacturing of semiconductors using wafers is generally conducted in a facility known as a fabrication plant or a fab. This manufacturing process of placing semiconductors on wafers results in a product better known as a silicon chip. Silicon chips are used in a variety of electrically powered and controlled devices, including computers, cell phones, domestic appliances and many other similar devices. Generally, the products described below are intended to reduce the power requirements of various electronic devices and thus make them more efficient.

     The following paragraphs describe our existing devices and designs, their intended function and the status of our present research and development efforts with regard to these technologies. No assurance can be made that we will be able to complete our research and development activities within the timeframes described below. It is possible that our research will reveal certain facts that will lead to our commercial abandonment of some or all of the technologies described below. It is also possible that other entities may produce technologies and/or products superior to our technologies and products before we are able to bring our products to market. Although we believe our patents provide protection for our inventions and ideas and prevent other entities from exploiting our patented technologies, our patents cannot prevent other entities from developing more innovative and superior technologies with greater commercial appeal.

     STATIC RANDOM ACCESS MEMORY AND TMOS(TM) MEMORY CORE. TMOS(TM) memory cells are designed to help digital devices that require a memory function accurately store and retrieve information at high speeds. This type of memory is intended and designed for use in electronic devices, such as computers and workstations, and battery-powered devices, such as cellular phones and handheld computers These cells comprise part of a larger information storage device called STATIC RANDOM ACCESS MEMORY. One of the patent claims for our memory cell device is that it may use less power than other devices that perform the same or similar functions, and thus can potentially extend the battery life of certain battery powered devices. We are in the process of conducting research to prove the commercial and technical viability of this patent claim.

     In May 2001, we engaged National Microelectronics Research Center in Cork, Ireland ("NRMC") to manufacture prototypes of the TMOS(TM) memory cell. Under this agreement, NMRC also has agreed to assist us in the simulation, design revision, manufacturing and testing of TMOS(TM) memory components in consideration for a series of cash payments not expected to exceed $100,000 in calendar year 2001. In June 2001, our engineers provided NMRC with computer-generated designs, and NMRC's activities under this agreement soon thereafter commenced. Before our arrangement with NMRC, we conducted approximately six months of similar development activities at Stanford University. These activities at Stanford were not successful since the products produced were partially contaminated and could not be effectively tested.

     We reviewed preliminary test results of a portion of the TMOS(TM) memory cells during the fall of 2001. The results of these preliminary tests were not conclusive, but did demonstrate some of the performance characteristics required for the device to function correctly. Additional development activities during the next twelve months will include taking commercially reasonable steps to enter into appropriate licensing arrangements with NMRC and other entities, further testing at NMRC, as well as specific application development and testing of different formats of our designs. If our testing and development activities produce positive results, we intend to license our designs to third parties for manufacture.

     TDRAM(TM) MEMORY CORE (A DYNAMIC RANDOM ACCESS MEMORY SUBSTITUTE). DRAM memory is primarily used in computer applications. It accounts for a significant portion of the memory that is found in computers today. Because of its relatively simple architecture it can be manufactured cheaply. A negative attribute is that is uses relatively high levels of energy performing its memory process. National Scientifics' TDRAM(TM) memory cell design adds a small component into the circuit that is intended to hold the charge reducing the power consumption of the memory. This design should allow manufactures to build a memory chip that may not requiring constant re-charging. Applying TDRAM in a battery powered device should allow the battery to last longer than the existing DRAM memory device. This product will be developed in parallel with the TMOS(TM) cell, as the central technology required to make the TMOS(TM) device function is the same as the central technology required to enable the TDRAM(TM) device to function.

     MODE DIELECTRIC RESONATORS. Mode dielectric resonators allow devices such as cell phones, radar detectors and speed guns, automatic door openers and satellites to enhance information transmitted via radio waves from external sources by converting these radio waves into electronic data. The major patent claim for this device is that it may use less space than other similar devices that perform the same or similar functions, and thus can potentially reduce the actual physical size of certain handheld radio devices. We are in the process of conducting research to prove the commercial and technical viability of this patent claim and other patent claims of our resonator device.

     In June 2001, NSC entered into a development licensing agreement for a dielectric resonator with TEMEX, a subsidiary of TEKELEC Group, a French corporation. Under the licensing agreement, we granted TEMEX a limited manufacturing license to our intellectual property relating to our dielectric resonator for a nominal fee. In consideration for this license, TEMEX has agreed to produce prototype samples and supply these samples to certain interested potential customers. These potential customers were selected as a result of their ability to use our dielectric resonator in their applications and because they may provide valuable feedback regarding the technical performance of this device in their specific customer application. We intend to optimize our product offering based on this feedback.

     Due to the nature of our license agreement, TEMEX's ability to use our data and information is limited. Rights to any inventions created during the term of the agreement will be the property of the inventor. The licensing agreement has a term of six months and may be renewed by the mutual agreement of the parties. The agreement may be terminated at any time by mutual consent of the parties. If this test marketing and manufacturing phase proves successful we intend to enter into a new licensing arrangement with TEMEX, which will provide for the payment of fees based on sales volume.

     HIGH FREQUENCY WIRELESS TRANSCEIVERS. Like resonators, high frequency transceivers convert information transmitted via radio waves into electronic data and also convert electrical signals into radio waves that can be transmitted to other devices. Transceivers are used in a variety of radio devices such as wireless computer networks. Our design goal for this product is to make it more efficient in its use of power than similar devices, and thus potentially improve the battery life of some of these handheld radio devices. We have filed patents on only a portion of our design to date, so that patent claims do not currently exist to cover the function of this entire device. We have not conducted sufficient research and testing to determine whether or not we can meet this design goal in a commercially reasonable manner. Research on this device is currently suspended, pending further review of the market and business case for the design.

     In March 2000, we entered into a memorandum of understanding with a leading Taiwanese foundry, United Microelectronics Corporation. United Microelectronics has agreed to provide manufacturing capacity, utilizing its patented process technology, for production of some of our designs for radio devices and is currently producing the first batch of samples of our designs for the receiver portion of our high frequency transceiver. We believe that we still have to perform substantial work to complete the final version of our transceiver device and commence the sale of this technology. Our receiver could be produced as a stand-alone product. While no binding agreement has been negotiated to date, we believe a strategic alliance with United Microelectronics, if available, will aid in the advancement of our production of wireless products as well as enhance our existing development and production relationships. We plan to perform additional research and testing during the next twelve months including taking commercially reasonable steps to enter into acceptable licensing arrangements. We intend to either license this device to others to manufacture or sell the patent rights outright.

     DISTRIBUTED AMPLIFIERS. Distributed amplifiers increase the power of electrical signals. Amplifiers help products used in telecommunications, automotive systems, and biomedical products to increase their electrical power. Our major patent claim for this device is that our amplifier may be more efficient than other devices that perform the same or similar functions, and thus may have some competitive advantage over the other distributed power amplifiers on the market. We are in the process of conducting research to prove the commercial and technical viability of this patent claim and other patent claims relating to our amplifier device.

     Although we intend to approach appropriate third party contractors to develop an amplifier device, we believe that it is unlikely this product will be completed and ready for production before the end of fiscal 2002. We plan to perform additional research, including the building of new test devices at a greater number of commercially significant frequencies, in order to improve our chances of executing a license agreement with a third party for this product. We intend to license this design to others to manufacture or sell the patent rights outright.

     MONOLITHIC INDUCTORS. Monolithic inductors help process information transmitted by radio waves into a form that is understandable to the end users of electronic devices such as pagers. Inductors are used in a wide range of electronic circuits for telecommunications applications. For example, inductors help process the data transmitted via radio waves to produce the phone number or the message that appears on a pager screen. Our patent claims for our inductor device include its ability to capture radio waves more efficiently than other devices that perform the same function. By capturing radio waves more efficiently, our inductors may have a competitive advantage over other monolithic inductors and allow devices incorporating our technology to operate more efficiently. We are in the process of conducting research to prove the commercial and technical viability of these patent claims and other patent claims of our inductor device.

     Although we intend to approach appropriate third party contractors to develop this product, we believe that it is unlikely this product will be completed and ready for production within the next six months. We plan to perform additional research during the next twelve months to include running of a large number of samples of the device at several foundries, which can allow benchmarking of the design against other competitive inductor designs. We intend to either license this design to others to manufacture or sell the patent rights outright.

     HETEROJUNCTION BIPOLAR TRANSISTORS. Transistors are the basic building blocks of all virtually all integrated circuits. They are in almost every product that is electronic. They are in computer memory, children's toys, cellular telephones, land line telephones, satellites, domestic appliances and automotive circuitry to name but a few. We have a patent on a type of transistor called a Heterojunction Bipolar Transistors (HBT's). These transistors, if produced, could be used in applications where a `normal' transistor would not operate effectively, such as satellite communications or certain military applications. The patent claims for our HBT patent include the claim that it may be able to operate at higher speeds than other devices that perform a comparable function. We are in process of planning research to prove the commercial and technical viability of this patent claim and other patent claims of our transistor. The research on the transistor, however, is difficult, complex and expensive and may require several months or even years to perform in a commercially reasonable manner.

     Although we intend to approach appropriate third party contractors to develop this product, we believe that it is unlikely this product will be completed and ready for production before the end of fiscal 2002. We plan to perform additional research during the next twelve months including primary material science experiments to demonstrate manufacturing feasibility. We intend to license this design to others to manufacture or else sell the patent rights outright.

DEVELOPMENT OF THIRD PARTIES' TECHNOLOGY

     In March 2001, we entered into a one-year Teaming Agreement with Ramtron International Corporation (Ramtron). Under the Teaming Agreement we have agreed to assist Ramtron in taking their technology into a Malaysian foundry. A foundry is a manufacturing plant that makes electronic components that are used in many consumer electronics and other devices. We believe that our management team's experience with the electronics industry, particularly in the Far East, may be useful in pursuing the manufacture of Ramtron's patented FRAM memory devices. FRAM is an acronym for ferroelectric random access memory. Under the Teaming Agreement, we have agreed to act as the prime contractor in submitting work proposals to the foundry.

     In October 2001, we entered into a memorandum of understanding with a Malaysian foundry to provide engineering and test sample manufacturing capability that will verify the viability of manufacturing FRAM at the proposed specifications. The engineering evaluation is expected to be complete by the spring or summer of 2002. With successful results from this engineering evaluation, production could follow as soon as three to six months after the evaluation is complete. We have approached several large Japanese technology firms who have expressed interest in making investments in this project. We have also entered into discussion with Malaysian government officials, who also are currently considering support for this project.

     The current Teaming Agreement with Ramtron provides us with design, device and process engineering support to enable us to properly coordinate the manufacturing and marketing of this technology. Ramtron will grant us revenue and licensing rights to manufacture its patented memory devices in this foundry, and will assist in developing enhancements to these products. Under the Teaming Agreement each party retains the rights to any inventions produced during the duration of the agreement.

     The success or failure of the FRAM project is dependent on several key factors. The FRAM technology is complex and difficult to manufacture. We may be unable to build the products to the desired specifications. The financing for this project is not yet complete and may be costly. We may not be successful in securing adequate funds to pursue the effort. Additionally, this is a complex business model, and we may not be able to produce from it at the level of our current projections due to market conditions and other market variables. Finally, competitive new technologies may emerge which reduce or eliminate the need for FRAM products.

     In May 2001, we entered into a distribution agreement with Phoenix Semiconductor, Inc., which grants us the exclusive right to purchase and distribute electronic devices using Thyristor(TM) and related technologies. Thyristors are electronic components that protect many kinds of electronic circuits from damage resulting from power surges. Thyristors have been in production around the world for over 20 years. Under the terms of our agreement with Phoenix Semiconductor, there are no restrictions on our distribution of these products. Under the agreement, we agreed to pay Phoenix Semiconductor a license fee based on a percentage of revenue that we earn on the sales of the licensed products. In conjunction with the contracting for the manufacture of thyristors, we received a purchase order for 14 million thyristors to be delivered over the next twelve months. Gross Sales from this purchase order were estimated to be approximately $1 million. However, to date, Phoenix Semiconductor has been unable to produce thyristors up to our customer's specification in adequate quantity, and it is doubtful that we will sell thyristors manufactured in Phoenix Semiconductor's Tempe, Arizona plant in the near future. We are in the process of taking alternative measures in recovering our investment in the thyristor technology from Phoenix Semiconductor. We continue to believe that the thyristor market is attractive. Through our relationships at Phoenix Semiconductor, we are currently exploring the possibility of transferring the ability to manufacture thyristors into an Asian manufacturing facility, with the intent to improve the quality and quantity of production of these products.

SUPPLIERS AND MANUFACTURERS

     We do not enter into agreements directly with suppliers of raw materials. Rather, as described above, our business involves entering into agreements with third parties who will utilize our technology to manufacture products. Those third parties may have agreements with suppliers of raw materials, although our agreements with them typically do not require them to assure a source of necessary raw materials.

OTHER STRATEGIC RELATIONSHIPS

     We have entered into informal and non-binding arrangements with parties that have international ties in the semiconductor and electronics industries, which we believe will assist us in the future manufacturing and marketing of any technologies we bring to market.

     On June 21, 2001, we entered into a non-binding memorandum of understanding with AIC Semiconductor Sdn. Bhd., a Malaysian corporation. The memorandum contemplates the negotiation and execution of a definitive agreement regarding a licensing and technology transfer arrangement in which we would license yet to be determined technologies to AIC to manufacture in Malaysia. Both AIC and National Scientific would be responsible for marketing and sales of the Malaysian manufactured products. As of the date of this prospectus, the parties have not entered into a definitive agreement and no activities other than planning relating to the memorandum have commenced.

DISTRIBUTION OF ELECTRONIC AND SEMICONDUCTOR PRODUCTS

     We recently entered into the business of distributing electronic and other semiconductor related products to customers in Asia and the United States. We generated gross revenue of approximately $882,000 during the fiscal year ended September 30, 2001, from our distribution business. We planned to use the revenue generated from our distribution business to help fund our core business of researching, developing and licensing our patented technologies. However, due to the low margins on these exports, we have decided to terminate future exports of this nature.

     In January 2001, we entered into an import/export agreement with E4world Corp., an entity in which one of our former directors, Dr. Richard Kim, was also

Chairman of the Board of Directors. In October 2001, Dr. Kim resigned from the NSC board of directors. The term of the agreement with E4world is twelve months, expiring in January, 2002. E4world's main business involves the import of Korean-manufactured personal computer/electronic components to U.S. distributors. Consequently, E4world has developed strong relationships with several Korean manufacturers and U.S. distributors. Under the terms of our agreement with E4world, E4world has an obligation to introduce us to Korean manufacturers and U.S. distributors of personal computer/electronic components. E4world also has committed to provide us with purchase orders from U.S. buyers/distributors for the purchase of an aggregate of $10 million worth of Korean-manufactured personal computer/electronic components over the course of the twelve-month term of the agreement. E4world negotiates and secures non-cancelable purchase orders from U.S. distributors on our behalf. We, in turn, take these purchase orders to the Korean manufacturers and purchase the products directly from such manufacturers and then resell these products to the U.S. distributors in accordance with the terms of the non-cancelable purchase orders. We obtain all of the gross revenues from the sale of these products to the U.S. distributors and then we pay E4world a commission on all sales made to U.S. distributors pursuant to the non-cancelable purchase orders. Our profit stems from the mark-up of Korean-manufactured goods we sell to the U.S. distributors. In consideration for E4world's commitment to provide us with $10 million worth of import/export business, we have advanced $100,000 to E4world as prepayment of future commissions, which is evidenced by a note bearing interest at the rate of 12% per annum on the amount advanced but not yet earned as commissions. As of November 2001, we have obtained one million dollars worth of import/export business from E4world. We do not anticipate that E4World will meet its obligation to provide us with $10 million of import/export business by the end of the term of the agreement. Consequently, we are pursuing collection of all amounts due under the $100,000 note, including any and all accrued interest, for breach of contract and unearned commissions.

INTELLECTUAL PROPERTY

     We seek to protect our intellectual property by filing domestic and international patent applications for our devices and designs. Generally, a patent is a grant to the patent holder of a right to prevent others from making, using and selling the combination of elements or steps covered by the patent.

     We have been granted six patents by the United States Patent and Trademark Office on our devices and designs set forth in the chart below. We also have filed United States patent applications for four additional devices and designs. Patents issued by the United States Patent and Trademark Office have a term of 20 years from the date of filing. We plan to file additional patent applications for enhancements to our existing devices and designs as well as additional devices and designs that we develop.

     We also have filed international patent applications pursuant to the Patent Cooperation Treaty. We have filed international patent applications corresponding to each of our U.S. patents. Filing a patent application pursuant to the Patent Cooperation Treaty will enable us to apply for patent protection in over 100 countries that have ratified the Patent Cooperation Treaty. Generally, an international patent application filed pursuant to the Patent Cooperation Treaty takes approximately one year to be examined. We anticipate that most of our international patent applications will be examined by the end of 2003. We intend to file additional Patent Cooperation Treaty patent applications that may be examined after that date. International patent applications filed under the Patent Cooperation Treaty and subsequently issued by either Japan or the European Community will have up to a maximum of a 20 year term from the date of filing of the corresponding U.S. patent application.

     The following table summarizes all of our U.S. and international patents and patent applications for our devices and designs:

====================================================================================================================
                 TITLE                         PATENT NO.                 TERM EXPIRES               COUNTRY
====================================================================================================================
Heterojunction Bipolar                         5,912,481              September 29, 2017         United States
Transistor                                     6,171,920
                                               ---------------------------------------------------------------------
                                               98945940.9               Patent Pending              European
                                                                                                   Community
                                               ---------------------------------------------------------------------
                                               2000-514337              Patent Pending               Japan
====================================================================================================================
Monolithic Inductor with                       6,013,939               October 31, 2017          United States
Magnetic Flux Lines Guided                     ---------------------------------------------------------------------
Away From Substrate                            98954007.5               Patent Pending              European
                                                                                                   Community
                                               ---------------------------------------------------------------------
                                               2000-519468              Patent Pending               Japan
====================================================================================================================

====================================================================================================================
                 TITLE                         PATENT NO.                 TERM EXPIRES               COUNTRY
====================================================================================================================
Distributed Amplifier and Method               6,008,694                 July 10, 2018           United States
                                               ---------------------------------------------------------------------
                                               99926671.9               Patent Pending              European
                                                                                                   Community
====================================================================================================================
Dielectric Resonator                           6,169,407                 June 18, 2018           United States
                                               ---------------------------------------------------------------------
                                               99925897.3               Patent Pending              European
                                                                                                   Community
                                               ---------------------------------------------------------------------
                                               2000-555315              Patent Pending               Japan
====================================================================================================================
Static Memory Cell                             6,104,631               December 17, 2014         United States
                                                                  (Additional patent pending
                                                                 on enhancements, on which we
                                                                  have been granted a Notice
                                                                   of Allowance in May 2001
                                                                    with all claims intact)
                                               ---------------------------------------------------------------------
                                               98963176.7               Patent Pending              European
                                                                                                   Community
                                               ---------------------------------------------------------------------
                                               2000-539480              Patent pending               Japan
====================================================================================================================
High Frequency Wireless                        09/833,438               Patent pending           United States
Receiver
====================================================================================================================
Electronic Semiconductor                       09/520,081               Patent pending           United States
Circuit Which Includes a                        (Patent                                       (Patent Cooperation
Tunnel Diode                                  Cooperation                                           Treaty)
                                           Treaty/US01/06753)
====================================================================================================================
Monolithic Balanced                            09/864,097               Patent pending           United States
Radio Frequency
Power Amplifier
====================================================================================================================
Semiconductor Memory Cell                    Not available              Patent pending           United States
with Leakage Current
Compensation Using a Tunnel
Diode
====================================================================================================================

     We cannot assure you that any of our pending patent applications will result in issued patents. If any of our patent applications are rejected, we may not be able to enter into licensing or other strategic relationships to leverage the applicable technology. In addition, although none of our intellectual property rights have been invalidated or declared unenforceable, we cannot assure you that such rights will be upheld in the future. We also may not be able to license certain technology, necessary to the conduct of our business, from third parties on commercially reasonable terms. Our inability to obtain such licensing rights could have a material adverse effect on our ability to generate licensing revenue and leverage our technologies.

     Our business model contemplates that we will successfully develop prototypes of our inventions and designs and, thereafter, establish partnerships and strategic relationships with third parties to commercialize such inventions and designs. Our business model further contemplates that we will generate revenue from the licensing of our inventions and designs through these partnerships and strategic relationships, and that we will achieve profitability by gaining market acceptance of our inventions and designs with both the users of our products and those third parties to whom we license these products. We may also elect to sell some of our designs in product form directly to customers. If we are unable to successfully establish such partnerships and strategic relationships and achieve broad market acceptance of our technology, we may be unable to generate revenue from our business or operate profitably and the value of your investment could be significantly reduced.

SALES AND MARKETING

     We have performed research into the major semiconductor manufacturing companies regarding their products and the manufacturing processes available to them. The results have confirmed our belief that the increased performance and efficiencies inherent in our products that are currently in various stages of design and development are of interest in virtually all sectors of the semiconductor manufacturing industry.

     The existing markets where enhanced products and processes have applicability are already multi-billion dollar markets. We believe our products are responsive to these ongoing changes in the semiconductor industry and, if successfully developed and marketed, our products will help NSC achieve profitability and increase shareholder value.

     We believe the products we are developing may become marketable quicker by licensing and/or partnering with on-going companies with complementary technologies. We have undertaken an aggressive search for candidates and are in the process of conducting investigations, technology evaluations and preliminary negotiations with potential licensees/partners. No definitive agreements have been reached with any potential licensee or partner. In December 2000, we hired a full time Director of Sales and Marketing to facilitate its search for potential licensees/partners. This individual is an experienced marketing manager as well as an applications engineer who is familiar with both our existing technologies and potential licensing customers.

     We believe that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the RF wireless and semiconductor communications industry. Our staff interacts with customers during all stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with customer engineers and assists in the resolution of technical problems. We intend to assign a contract account manager to our largest customers, who's role will be to maintain regular contact with the customer to determine its product needs and concerns. Members of senior management also are involved in managing relationships with significant customers. We believe that maintaining close contact with customers improves their level of satisfaction and enables us to anticipate their future product needs.

     As is typical of other new technologies in the semiconductor industry, our technologies can require lengthy "design-in" cycles for customer applications and extensive application engineering support. We support potential customers' design-in activities and consider such support an important element of our sales and marketing efforts.

     We are marketing our technologies worldwide through our internal sales resources and other contract-based marketing resources located throughout the U.S., Europe and Asia. Additionally, senior management devotes substantial time and effort to developing customer relationships and contracts.

INDUSTRY

     Based on our review of publicly available data relating to the products and manufacturing processes of the major semiconductor manufacturing companies, we believe that the increased performance and efficiencies inherent in our devices, designs and process, if successfully developed, will be of interest to many key sectors of the semiconductor industry. The largest target market for our products is the electronic memory market, where worldwide sales of electronic memory devices (which could incorporate our products) are expected to be approximately $39.7 billion in 2001, according to Semiconductor Industry Association Annual Worldwide Market Forecast 2001-2004 (updated June 2001). The same study reports that the Thyristor market in 2001 is expected to be $805 million globally. The same study also reports that the memory sector occupied by FRAM, the non-volatile sector, is expected to be $13.4 billion in 2001, which would be roughly 33% of the overall memory market. FRAM A 1999 study by the BCC Consulting Group of Connecticut projected that FRAM sales by 2003 would be 3% of this NVM market or $400 million But the study also indicated that the aggregate FRAM market growth rate from 1998-2003 was 24.5% annually, which was 5 times higher than the market share growth rate for Flash, the current non-volatile market leader. According to Carners In-Stat Group, a leading independent electronics industry research group, from a July 2000 report on wireless technology, the market opportunity for certain high frequency radio and baseband solutions will surpass $1.5 billion in shipments by the end of 2002 and grow to near $5 billion by 2005. The market size for our other devices and designs is more difficult to quantify, due to the numerous diverse applications and products that incorporate such devices and designs. However, we believe substantial markets exist for these devices and designs in light of the fact that the Semiconductor Industry Association estimates the size of the global electronics market size to be approximately $220 billion in 2001.

BUSINESS STRATEGY

     Our strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. We intend to utilize unique, patentable technologies and provide these enhancements to the market place through joint venture licensing agreements with leading manufacturing firms. We do not intend to manufacture any of our own technologies. We intend to continue research and development efforts, including simulations and creation of working prototypes, where possible. Research and development will be accomplished through our on-going association with an independent lab, and test facilities at a major Arizona university, as well as at other contracted facilities as needed.

     We intend to draw upon our expertise in RF, mixed-signal processing, and memory systems to deliver circuit technologies and component-level solutions for a broad range of communications and related applications. These technologies facilitate communications worldwide through voice and data communications networks, cordless and cellular wireless telephone systems and emerging cable and wireless broadband communications networks.

     We intend to grow through internal research and development, but also through strategic investments, alliances and acquisitions. Although we invest significant resources in research and development activities, the complexity and rapidity of technological changes make it impractical for us to pursue development of all technological solutions independently. Accordingly, we conduct ongoing analyses as a basis of investment, alliance and acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities.

     Based on our review of publicly available data relating to the products and manufacturing processes of the major semiconductor manufacturing companies, we believe that the increased performance and efficiencies inherent in our devices, designs and process, if successfully developed, will be of interest to many key sectors of the semiconductor industry. The largest target market for our products is the electronic memory market, where worldwide sales are expected to be around $39.7 billion in 2001, according to Semiconductor Industry Association Annual Worldwide Market Forecast 2001-2004 (updated June 2001). The same study reports that the Thyristor market in 2001 is expected to be $805 million globally. The same study also reports that the memory sector occupied by FRAM, the non-volatile sector, is expected to be $13.4 billion in 2001, which would be roughly 33% of the overall memory market. According to Carners In-Stat Group, a leading independent electronics industry research group, from a July 2000 report on wireless technology, the market opportunity for certain high frequency radio and baseband solutions will surpass $1.5 billion in shipments by the end of 2002 and grow to near $5 billion by 2005. The market size for our other devices and designs is more difficult to quantify, due to the numerous diverse applications and products that incorporate such devices and designs. However, we believe substantial markets exist for these devices and designs in light of the fact that the Semiconductor Industry Association estimates the size of the global electronics market size to be approximately $220 billion in 2001.

PATENTS AND PROPRIETARY RIGHTS

     We rely heavily on our patents and trade secrets as a defense against competitors introducing infringing technologies that will compete with our memory and wireless technologies. Although we intend to enforce our patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that we will have the financial resources necessary to adequately enforce its patent and trade secret rights. The unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect our business and operating results. We are aware, because others have obtained patents covering numerous semiconductor designs or processes, that we operate in a competitive environment in which it would not be unlikely for a third party to claim that certain of our present or future technologies may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, we may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into our technologies. Our inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect. We have been granted patents that we believe are fundamental in covering the basic architecture and method of operation of its memory and wireless technologies, and we have other patents and patent applications involving our technology pending.

     In addition to prosecuting patents, we protect our proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with vendors, visitors and technical employees.

     We believe our inventions are of fundamental importance to our memory and wireless technology portfolio and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of our inventions. There is evidence that other companies are seeking to develop and patent technology similar to our technologies. Furthermore, other companies may seek to reverse engineer our technologies.

     As of the date of this report, we have one individual under contract, Dr. El Sharway, engaged in research and development.

COMPETITION

     Our competitors are well established and have significantly greater resources. Although we believe that our products and processes are proprietary and protected by patents and/or patents pending, there is no assurance that we can compete successfully in the semiconductor and electronics markets.

RESEARCH AND DEVELOPMENT

     We have conducted several simulations and/or developed working prototypes of our products and processes that have yielded results that we believe distinguish our products from those currently in the marketplace. There is no assurance that the test results will prove successful in the actual marketplace or that we will be able to develop additional new products or processes.

GOVERNMENT REGULATION

     Our business is not currently subject to material special government regulation. It is possible, however, that businesses that license technology from us may be subject to government regulation, either because of the general nature of their businesses or because of the specific manner in which they intend to use the licensed technology. In addition, we may be subject to government regulation from time to time regarding import and export matters, both in the United States and abroad.

PERSONNEL

     As of the date of this report, NSC has six full time employees. Six employees work in the Scottsdale, Arizona corporate office. We believe employee relations are good. None of our personnel are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

     We lease 2,945 square feet of office space in Scottsdale, Arizona for our corporate office. The lease for the Scottsdale facility expires October 31, 2004 and is at a rental rate of $4,785 to $5,031 per month. Additionally, we lease 1,551 square feet of office space in San Jose, California for our research and development efforts. The San Jose lease expires August 31, 2003, is non-cancelable and is at a rental rate that ranges from $3,878 to $4,275 per month, plus increases in operating expenses. Because of our recent office consolidation in Scottsdale, Arizona, we are seeking to sub-lease our San Jose office space.

     Currently, we do not have a policy regarding investments in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

     On November 13, 2000, we filed legal action against a former director and officer of Company and his spouse. Our complaint alleged that certain sales and subsequent purchases of our common stock were in violation of ss. 16(b) of the Securities and Exchange Act of 1934, 15 U.S.C. ss. 78p(b). In October 2001, we settled this legal action.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal United States market for our common stock, with the ticker symbol of NSCT, is the OTC Bulletin Board. The high and low bid prices for NSC common stock as reported from October 1, 1999 through September 30, 2001 by fiscal quarter were as follows:

FISCAL 2001                                           HIGH          LOW
                                                   ----------    ----------
Fourth Quarter (through September 30, 2001)        $      .90    $      .22
Third Quarter (through June 30, 2001)              $     1.81    $     0.76
Second Quarter (through March 31, 2001)            $     3.81    $     1.26
First Quarter (through December 31, 2000)          $     5.06    $     1.04

FISCAL 2000

Fourth Quarter (through September 30, 2000)        $     8.25    $     9.69
Third Quarter (through June 30, 2000)              $     9.78    $     3.63
Second Quarter (through March 31, 2000)            $    18.25    $     1.50
First Quarter (through December 31, 1999)          $     2.91    $     0.19


     The above prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs for any commissions paid to the dealer. These prices may not reflect actual transactions.

     We have not paid any dividends during the last two fiscal years.

     There were 484 shareholders of record of NSC's common stock as of September 30, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since May 1996, we have been engaged in research and development activities in the electrical components and telecommunications industry that have resulted in the issuance of six U.S. Patents. We also have several patents pending. Our current activities include:

     o    Research, including product testing;

     o    Product development of electrical devices and components;

     o    Development of markets and distribution channels;

     o    Negotiation of strategic alliances;

     o    Patent applications;

     o    Raising capital; and

     o    Development of corporate infrastructure.

     Development of additional technologies and the associated design development and manufacturing processes will require us to make significant additional investments in research and development. We believe continued investment in both technologies and processes is critical to our success and to the commercial realization of such technologies. Our current research and development activities are focused on expanding our existing technology by developing new electrical applications, materials and processes, design concepts and architectures.

     We intend to continue our research and development activities for the foreseeable future. During the next twelve months, we expect to file additional patent applications for certain of our designs and devices and perform active testing on most or all our existing devices and designs. See the disclosure under the captions " Business - Products" and "Product Development" for a complete discussion of the development status of each of our products.

     Since we have not generated significant revenue from our operations to date, our ability to file additional patent applications for our devices and designs and conduct our research, product development, marketing and production activities over the next 12 months will be primarily dependent upon our ability to fund such activities from draw downs under our $24 million equity line of credit. Further, the extent and level of such activities will also be dependent upon the amount of funds we are able to draw down under the equity line of credit. If market conditions enable us to draw down only minor amounts of capital under the equity line, we may be required to focus our research, development, marketing and production activities on a single product or a select a number of products in an effort to bring such products to commercial viability. Similarly, if market conditions enable us to draw down material amounts of capital under the equity line, our activities will be broader in scope and will be aimed at bringing each of the products discussed in this report to the point of commercial viability, unless determinations are made to subsequently abandon efforts with respect to a particular product. As of the date of this prospectus, we have not made any determination with regard to which products we would focus our efforts on should we determine such prioritizations are necessary. We do not anticipate drawing down, or having access to, the full $24 million equity line, and in fact, we believe that an aggregate draw down of $2 million dollars would be sufficient to bring most of our products in development to market.

     To date, our product research efforts have consisted primarily of research and patent filings. Research includes engineering time spent in electronics laboratories, testing and refining new ideas using computers. The research has resulted in the issuance of multiple patents as more particularly described earlier in this report. Over the past year, although we continue our research efforts, we have placed a greater emphasis on developing our ideas into commercially profitable products. We do not anticipate hiring additional personnel until such time as our products are ready to be mass produced, marketed or licensed. In the event we are unable to access meaningful amounts of funds under our equity line, we may be required to review the size of our research and development staff and make appropriate staffing adjustments.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues increased to $882,715 for the fiscal year ended September 30, 2001, from no revenue in the fiscal year ended September 30, 2000. These revenues were primarily attributable to our purchase and export of consumer electronics components. We have ceased these activities due to insufficient margins.

     Research and development expenditures increased to $1,589,005 for the fiscal year ended September 30, 2001, from $1,433,751 for the fiscal year ended September 30, 2000. The increase in research and development costs in the fiscal 2001 was primarily attributable to costs incurred in our San Jose research facility, which was closed in August, 2001.

     Costs and expenses decreased to approximately $6.3 million in the fiscal year ended September 30, 2001, from approximately $8.6 million for the prior fiscal period. We issued restricted common stock as payment for research, consulting and capital formation expenses that totaled approximately $314,000 in fiscal 2001 and approximately $9.9 million in fiscal 2000, in order to conserve cash during both fiscal periods. The stock issued for research was valued at approximately $2.2 million and was issued primarily to a scientist who developed most of our patents and subsequently assigned them to us. Capital formation costs of approximately $1.3 million were paid primarily to two consultants in the form of common stock for services rendered in connection with our 1999 private placement. Common stock valued at approximately $4.0 million was issued to certain independent contractors in exchange for consulting services provided to us. A substantial portion of these consulting expenses relate to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. Other services from the contractors included accounting and tax services, web page and logo design, as well as other services needed for building and maintaining our corporate infrastructure. Cash expenditures for costs and expenses increased to $3.6 million in fiscal 2001 from $1.0 million in fiscal 2000.

     Interest expense was $6,900 and $5,200 in fiscal 2001 and 2000, respectively. Interest expense for the fiscal year ended September 30, 2001, consisted of interest paid on our line of credit with Wells Fargo. Interest expense for the fiscal year ended September 30, 2000 reflects interest paid on a note payable in the amount of $110,000. We paid the note payable in full in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have not been profitable and have experienced negative cash flow from operations due to its development stage, substantial on-going investment in research and development efforts and expenditures to build the appropriate infrastructure to support growth. Consequently, we have been dependent on private placements of equity to fund cash requirements.

     As of September 30, 2001, our cash and cash equivalents totaled $604,761 and total current assets were $1,074,970. We have recently initiated product marketing efforts after several years of research and development and have not yet reached break-even in terms of both cash flow and profitability. We have no long or short-term debt, other than accounts payable and current accrued liabilities as of September 30, 2001.

     On March 15, 1998, we offered $250,000 of preferred stock at $5,000 per unit. Each unit consisted of 1,000 shares of convertible preferred stock and 100,000 Class A common stock purchase warrants. The preferred stock was non-voting and each unit was convertible into 100,000 shares of common stock. The A Warrants are exercisable at $1 per share and were to expire March 15, 2000. On October 8, 1998, we elected to offer an additional 50 units under the terms of the March 15, 1998 offering. The offering expired July 31, 1999. In conjunction with this offering, the expiration date of the warrants was extended until December 31, 2000. All preferred stock has been converted to common stock at September 30, 1999. This offering resulted in net proceeds to the Company of $482,500.

     In March 2001, we established a line of credit with Wells Fargo HSBC Trade Bank totaling $500,000. The line of credit is collateralized with deposits at Wells Fargo Bank. Borrowings under the line of credit bear interest at the prime rate of Wells Fargo Bank, National Association. At September 30, 2001, there was $430,000 outstanding under this line of credit. This line of credit was terminated in October 2001.

     In May 2001, we entered into a common stock purchase agreement with Coriander Enterprises Limited, a British Virgin Islands corporation, for the future issuance and sale of shares of our common stock. This stock purchase agreement establishes an equity line of credit. Under this arrangement, we at our sole discretion, may make up to 24 draw down requests over a two year period, pursuant to which Coriander Enterprises is obligated to purchase up to $24 million of our common stock, at prices that will vary based upon the market price of the common stock, but will be below the market price of the common stock at the time of issuance. Changes in the market price and/or trading volume of our common stock may limit our ability to draw down all $24 million under the equity line of credit. For more complete information on the equity line of credit, refer to our Form SB-2, which became effective October 11, 2001.

     On August 1, 1999, we commenced a $300,000 offering at $10,000 per unit. Each unit consisted of 30,000 shares of unrestricted common stock that was to be transferred to the investor by the spouse of our Chairman, 40,000 shares of restricted common stock and 50,000 Class A common stock warrants. The Class A warrants are exercisable at $1.50 per share and expire on December 31, 2001. The offering was amended twice and each unit was revised to consent of 5,000 shares of unrestricted common stock to be transferred to investors by the spouse of our Chairman, 25,000 shares of restricted common stock and 50,000 warrants. The offering generated $750,000 to us from the sale of 3,765,000 shares of common stock.

     During the fiscal years ended September 30, 2001 and 2000, we issued 205,000and 2,817,629 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. Also, during fiscal 2001 and 2000, we granted 1,534,501and 256,000 options, respectively, to employees and consultants to purchase shares of our common stock. The options granted before the initiation of the 2000 Stock Option Plan in December 2000, were for shares of common stock restricted under Rule 144. The options were issued with an exercise price set at less than fair market value of the shares at the date of grant. During fiscal year ended September 30, 2000, an additional 256,000 options were granted at an exercise price of $.10 per share. During the year ended September 30, 2000 all 348,000 outstanding options were exercised. There were no outstanding options at September 30, 2000. The options granted during fiscal 2001 were issued under the 2000 Stock Option Plan, primarily to employees.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have experienced significant losses and negative cash flows from our research and development endeavors since we began such activities in 1996. As of September 30, 2001, we had an accumulated deficit of $18,921,847. We had no revenues for the fiscal years ended September 30, 1999 and 2000. Although we reported revenues of $882,715 during the fiscal year ended September 30, 2001, respectively, these revenues were derived from our import and export activities. As of the date of this report we have ceased such activities. The future profitability of our core business will depend primarily on our ability to generate revenues from the sale of our products and the licensing of our technology. We may find it necessary to accelerate expenditures relating to the sale or licensing of our products. If our revenue grows at a slower rate than we anticipate, or if our expenditures exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL FROM OTHER FINANCINGS, WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS MODEL.

     We must achieve profitability for our business model to succeed. Prior to accomplishing this goal, we may need to raise additional funds, from equity or debt sources. Our cash requirements are substantial, and, despite the fact that we have raised approximately $4.4 million in recent private placement transactions, amounts available under the equity line of credit may still not be sufficient to meet our cash needs in the future. In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the common stock purchase agreement at every opportunity, and draw downs are available only once every 22 trading days. If additional financing is not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels. In addition, any failure to raise additional funds in the future may result in our inability to successfully promote or market our products, develop or enhance our existing technologies, take advantage of business opportunities or respond to competitive pressures, any of which could cause us to significantly curtail the scope of our operations and alter our business model.

IF THE PRICE OR THE TRADING VOLUME OF OUR COMMON STOCK DOES NOT REACH CERTAIN LEVELS, WE WILL BE UNABLE TO DRAW DOWN ALL OR SUBSTANTIALLY ALL OF THE $24 MILLION UNDER THE EQUITY LINE, WHICH MAY FORCE US TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS PLAN.

     The maximum draw down amount every 22 trading days under our equity line facility is the lesser of $1,000,000 or 6% of the weighted average price of our stock for the 60 day period prior to the draw down multiplied by the total trading volume for that 60 day period. If our stock price and trading volume fall below certain levels, then we will not be able to draw down all $24 million pursuant to the proposed equity line facility with Coriander Enterprises. For example, during the 60-day period ended June 30, 2001, our weighted average stock price was $1.19 per share and our total daily trading volume was 6,403,600 shares. Based on such stock price and trading volume levels, the maximum draw down amount available to us during such period would have been $390,554. At that rate, we would be drawing a total of approximately $9,373,296 in the two-year draw down period. Another example based upon the 60-day period ended September 30, 2001, giving us a weighted average stock price of $.41 per share and a total trading volume of 6,774,300, would produce a maximum draw down of $141,555 for that period. At this rate, we would be drawing a total of approximately $3,397,326 in the two-year draw down period. Accordingly, our stock price and the trading volume of our stock will have to increase substantially in the future in order for us to have access to the full $24 million under the equity line. If we are unable to draw down the full $24 million, we may have to curtail the scope of our operations as contemplated by our business plan.

IF WE ARE DELISTED FROM THE OTC BULLETIN BOARD OR OUR COMMON STOCK IS SUSPENDED FROM TRADING, WE WILL NOT BE ABLE TO DRAW DOWN ON THE EQUITY LINE OF CREDIT, WHICH MAY CAUSE US TO SIGNIFICANTLY CURTAIL OR CEASE OUR OPERATIONS AND ALTER OUR BUSINESS PLAN.

     If we are unable to meet the requirements set forth by the NASD for companies listed on the OTC Bulletin Board, we would be unable to draw down on the equity line of credit, as provided for in the common stock purchase agreement. Additionally, if the NASD suspends trading in our common stock for any reason, we would not be able to draw down on the equity line of credit during the term of the suspension. If we are unable to draw down on the equity line of credit, we may be required to significantly curtail or cease our operations.

IF WE FAIL TO MEET CERTAIN REQUIREMENTS AND CONDITIONS SET FORTH IN THE COMMON STOCK PURCHASE AGREEMENT, WE WILL NOT BE ABLE TO DRAW DOWN ON THE EQUITY LINE OF CREDIT, WHICH MAY CAUSE US TO SIGNIFICANTLY CURTAIL OR CEASE OUR OPERATIONS.

     The common stock purchase agreement requires:

     o that we do not merge or consolidate with another company during the effective term of the common stock purchase agreement;

     o that no law or statute may prohibit the transactions contemplated by common stock purchase agreement; and

     o that we do not experience a material adverse effect, as defined in the common stock purchase agreement.

     If we fail to maintain the foregoing conditions, we would be unable to draw down on the equity line of credit, which may cause us to significantly curtail or cease our operations.

OUR COMMON STOCK PURCHASE AGREEMENT LIMITS THE NUMBER OF SHARES OF COMMON STOCK CORIANDER ENTERPRISES IS REQUIRED TO HOLD AT ANY ONE TIME TO 9.9%, WHICH MAY FURTHER LIMIT OUR ABILITY TO DRAW DOWN AMOUNTS THAT WE REQUEST AND WHICH MAY CAUSE US TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS PLAN.

     The common stock purchase agreement provides that we may not sell shares of our common stock pursuant to our draw down rights under such agreement if such sale would cause Coriander Enterprises to beneficially own more than 9.9% of our issued and outstanding common stock on any given date. Accordingly, we may have to significantly curtail the scope of our operations and alter our business plan if, at the time of one or more draw downs, this 9.9% restriction results in our inability to draw down some or all of the amounts requested in any draw down notice.

IF WE OR ANY OF OUR STRATEGIC PARTNERS EXPERIENCE PROBLEMS WITH THE COMPLEX MANUFACTURING PROCESSES OF OUR DEVICES AND PRODUCTS, WE WILL NOT BE ABLE TO ACCURATELY FORECAST MANUFACTURING YIELDS AND COSTS, WHICH WILL IN TURN NEGATIVELY IMPACT OUR ABILITY TO OPERATE PROFITABLY AND THE VALUE OF OUR STOCK.

     The manufacturing processes of our devices and products involve numerous complex steps. Minor deviations can cause losses from the manufacturing process, and in some cases, cause production to be suspended. The complex manufacturing process of our products makes it extremely difficult to accurately forecast manufacturing yields and costs and will likely become even more complex as the complexity of manufacturing our technologies increases. Our forward product pricing model includes assumptions of improving manufacturing yields and, as a result, material variances between projected and actual yields will have a direct effect on our gross margins, profitability and financial condition. Our failure to accurately forecast manufacturing yields and costs could result in decreases in profitability and a corresponding decline in our stock price.

WE MAY EXPERIENCE CYCLICAL FLUCTUATIONS IN THE DEMAND AND SUPPLY FOR OUR SEMICONDUCTOR PRODUCTS, WHICH MAY CAUSE A DECLINE IN OUR SALES OR THE PRICES OF OUR PRODUCTS AND A CORRESPONDING DECLINE IN OUR REVENUES AND PROFITABILITY.

     The semiconductor industry historically has experienced cyclical fluctuations with respect to the demand and supply for semiconductor products. These fluctuations are caused by:

     o    Excess production capacity in the industry;

     o    Maturing product cycles;

     o    Rapid technological change in the industry; and

     o    General economic conditions in the industry.

     The occurrence of one or more of these factors may cause periodic declines in our sales or the prices of our products and a corresponding decline in our revenues and profitability.

FAILURE TO PROTECT OUR PROPRIETARY RIGHTS WILL SUBSTANTIALLY IMPAIR OUR ABILITY TO GENERATE PROFITS.

     The objective of our business model is the successful commercial exploitation of a portfolio of patented and patent pending technologies. Failure to protect our proprietary rights could impair our ability to generate profits and harm our strategic relationships and partnerships. In the high-tech industry, intellectual property is an important asset that is always at risk of infringement. We may incur costs to obtain patents and defend our intellectual property and rely upon the laws of the United States and of foreign countries in which we develop, license, manufacture, or sell our products to protect our proprietary rights. However, there can be no assurance that other parties will not challenge, invalidate or circumvent our proprietary rights. Infringement upon our proprietary rights by a third party could result in uncompensated lost market and revenue opportunities for us.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO OUR STOCKHOLDERS AND MAY NEGATIVELY IMPACT AN INVESTOR'S ABILITY TO SELL OUR COMMON STOCK.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. In fiscal 2000, our stock price ranged from a high of $19.125 to a low of $0.205 per share, and in fiscal 2001 our stock price ranged form a high of $5.06 to a low of $0.21. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss due to potential illiquidity and the possibility that our common stock may suffer greater declines.

IMPACT OF THE "PENNY STOCK" RULES ON BUYING OR SELLING OUR COMMON STOCK

     Trading in our common stock is subject to the "penny stock" rules. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. In addition, unless an exception is available, the broker-dealer must deliver a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market prior to any transaction. Further, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage them from transactions in our common stock, which could severely limit the market price and liquidity of our securities.

ITEM 7. FINANCIAL STATEMENTS

     Our financial statements are included (with an index listing all such statements) in a separate financial section immediately following the signature page of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     PURSUANT TO PARAGRAPH (E)(3) OF THE GENERAL INSTRUCTIONS TO FORM 10-KSB, PORTIONS OF THE INFORMATION REQUIRED BY PART III OF FORM 10-KSB ARE INCORPORATED BY REFERENCE FROM THE COMPANY'S PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2002 ANNUAL MEETING OF SHAREHOLDERS (THE "PROXY STATEMENT").

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, executive officers, significant employees and consultants of NSC, their respective ages and positions with NSC are as follows:

NAME                       AGE   POSITION
----                       ---   --------
Lou L. Ross                72    CEO, Chairman of the Board
Michael A. Grollman        40    President, COO, Director
Sam H. Carr                45    Senior Vice President, CFO, Director, Secretary
Dr. El-Badawy El-Sharawy   43    Chief Technical Consultant
Charles E. Martin          42    Director


     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT ADVISORS

     LOU L. ROSS has served as Chairman of the Board of Directors since 1996 and assumed President & CEO duties in March 1998. From 1970 to 1975, Mr. Ross served as Chairman & CEO of Intel Malaysia, established Intel's Manila plant and started Intel's military products operation. From 1976 to 1996, Mr. Ross served in a technical consulting capacity for various electronics manufacturing firms, including Labelab and Advanced Semiconductor Engineering.

     MICHAEL A. GROLLMAN became Chief Operation Officer of NSC in October 2000 and was elected to its Board in November 2000. Mr. Grollman was promoted as President in April 2001. Prior to joining NSC, Mr. Grollman was Regional Service Director of MicroAge, Inc. in Phoenix, Arizona beginning in 1998. He served as General Manager, Executive Vice President and Chief Technology Officer for Advanced Information Systems from 1987 to 1998.

     SAM H. CARR, C.P.A., joined NSC as its Chief Financial Officer in October 2000 and was elected to its Board in November 2000. From 1997 to 2000, he served as Senior Vice President of Finance and Chief Financial Officer for e-dentist.com, formerly known as the Pentegra Dental Group, Inc. Prior to that, Mr. Carr was Chief Financial Officer and Chief Development Officer for a consolidator of podiatry practices.

     EL-BADAWY EL-SHARAWY, PH.D. has been with NSC since its inception in 1996 as its Chief Technical Advisor. He has been an Assistant Professor of Electrical Engineering since 1989 at a major Arizona university. His expertise includes microwave circuits, anistropic devices and applied electromagnetics. He is a senior member of IEEE and is a recipient of the 1980 Egyptian Engineering Syndicate Medal of Honor.

     CHARLES E. MARTIN was appointed Director of NSC in December 2000. Since November 1999 he has been the President of Kinetic Thinking, a technology consulting firm. He served as the Chief Technology Officer for MicroAge from July 1997 until November 1999. Mr. Martin was employed by Solutions Consulting from July 1996 until July 1997. From February 1995 until July 1996 he worked as a consultant with Ernst & Young.

     DIRECTOR COMPENSATION

     The other information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

     (a)(2) Exhibits. See the Exhibit Index located immediately following the Company's financial statements, which follow the signature page of this report.

     (b) Reports on Form 8-K. There were no Reports on Form 8-K filed during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NATIONAL SCIENTIFIC CORPORATION

Date:  December 19, 2001       By: /s/ L. L. Ross
                                   -------------------------------------------
                                   L. L. Ross
                                   Chairman Of The Board And
                                   Chief Executive Officer


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Grollman and Sam H. Carr, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By: /s/ L. L. Ross
                                   ---------------------------------------------
                                   L. L. Ross
                                   Chairman Of The Board of Directors

                               By: /s/ Michael A. Grollman
                                   ---------------------------------------------
                                   Michael A. Grollman
                                   President, COO and Director

                               By: /s/ Sam H. Carr
                                   ---------------------------------------------
                                   Sam H. Carr
                                   Senior V.P., CFO, Secretary and Director

                               By: /s/ Charles E. Martin
                                   ---------------------------------------------
                                   Charles E. Martin
                                   Director

                         NATIONAL SCIENTIFIC CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   F-2
Balance Sheets............................................................   F-3
Statements of Operations..................................................   F-4
Statements of Shareholders' Equity (Deficit)..............................   F-5
Statements of Cash Flows..................................................   F-8
Notes to Financial Statements.............................................   F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
National Scientific Corporation

     We have audited the accompanying balance sheets of National Scientific Corporation (a development stage Company) as of September 30, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2001 and from September 30, 1997 (inception of development stage) through September 30, 2001. These financial statements are the responsibility of National Scientific Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2001 and from September 30, 1997 (inception of development stage) through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that National Scientific Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, National Scientific is in the development stage, has not yet generated significant revenues and is dependent upon raising capital from investors. Additionally, National Scientific has incurred aggregate losses during the past two years of over $14,800,000. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Hurley & Company

Granada Hills, CA
November 29, 2001

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           September 30, 2001 and 2000

                                                               2001            2000
                                                           ------------    ------------
                         ASSETS
Current Assets:
   Cash and cash equivalents                               $    604,761    $  2,584,900
   Inventory                                                     20,000              --
   Loan to officer                                              100,000         200,000
   Other assets                                                  21,358         105,556
                                                           ------------    ------------
       Total current assets                                     746,119       2,890,456

Property and equipment, net                                     135,836           7,397
Deferred offering costs                                         193,015              --
                                                           ------------    ------------
                                                           $  1,074,970    $  2,897,853
                                                           ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                   $    326,367    $     25,954
   Line of credit                                               430,000              --
                                                           ------------    ------------
       Total current liabilities                                756,367          25,954
                                                           ------------    ------------
Shareholders' equity (deficit):
   Common stock, par value $.01; 120,000,000 shares
     authorized, and 47,367,498 and 47,195,768 shares
     issued and outstanding at September 30, 2001 and
     2000, respectively                                         473,675         471,958
   Additional paid-in capital                                17,966,208      18,799,420
   Stock options exercisable                                    800,567              --
   Less deferred stock compensation                                  --      (3,712,500)
   Accumulated deficit                                      (18,921,847)    (12,686,979)
                                                           ------------    ------------
          Total shareholders' equity                            318,603       2,871,899
                                                           ------------    ------------
                                                           $  1,074,970    $  2,897,853
                                                           ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Years Ended September 30, 2001, 2000, and Development Stage

                                                                                DEVELOPMENT
                                                    2001           2000            STAGE
                                               ------------    ------------    ------------
Revenues                                       $    882,715    $         --    $    882,715
Cost of Sales                                       869,750              --         869,750
                                               ------------    ------------    ------------
Gross profit                                         12,965              --          12,965

Costs and expenses
   Consulting fees, related party                   422,008       6,960,170       8,158,323
   Salaries and benefits                          1,040,777              --       1,114,483
   Research and development                       1,589,005       1,433,751       3,474,286
   Stock compensation                             2,173,592          50,320       2,328,868
   Other                                          1,121,011         197,536       1,590,808
                                               ------------    ------------    ------------
Total costs and expenses                          6,346,393       8,641,777      16,666,768
                                               ------------    ------------    ------------
Loss from operations                             (6,333,428)     (8,641,777)    (16,653,803)
                                               ------------    ------------    ------------
Other income (expense)
   Interest and other income                        105,441          71,667         178,388
   Interest expense                                  (6,881)         (5,189)        (23,197)
   Loss on disposal of assets                            --              --         (28,555)
                                               ------------    ------------    ------------
                                                     98,560          66,478         126,636
                                               ------------    ------------    ------------
Net loss                                       $(6,234,868))   $ (8,575,299)    (16,527,167)
                                               ============    ============    ============

Net loss per common share, basic and diluted   $      (0.13)   $      (0.20)
                                               ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
       For the Years Ended September 30, 2001, 2000 and Development Stage

                                          COMMON STOCK           PREFERRED STOCK
                                     ----------------------   ---------------------    ADDITIONAL
                                      NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN      ACCUMULATED
                                       SHARES       VALUE      SHARES       VALUE       CAPITAL       DEFICIT         TOTAL
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 2000.......   47,195,768   $ 471,958          --   $      --   $15,086,920   $(12,686,979)  $ 2,871,899
Stock issued for services:
Stock issued for services at $1.66      100,000       1,000          --          --       164,600           --         165,600
Stock issued for services at $1.55       15,000         150          --          --        23,070           --          23,220
Stock issued for services at $4.32        5,000          50          --          --        21,550           --          21,600
Stock issued for services at $1.32       75,000         750          --          --        98,475           --          99,225
Stock issued for services at $0.51       10,000         100          --          --         5,030           --           5,130

Exercise of warrants and options..    1,291,730      12,917          --          --     1,278,813           --       1,291,730
Amortization of stock
  compensation....................           --          --          --          --     3,712,500           --       3,712,500

Exchange for stock options........   (1,325,000)    (13,250)         --          --    (2,424,750)          --      (2,438,000)
Common stock options
   exercisable....................           --          --          --          --       800,567           --         800,567
Net loss..........................           --          --          --          --            --     (6,234,868)   (6,234,868)
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 2001.......   47,367,498   $ 473,675          --   $      --   $18,766,775   $(18,921,847)  $   318,603
                                     ==========   =========   =========   =========   ===========   ============   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
       For the Years Ended September 30, 2000, 1999 and Development Stage

                                          COMMON STOCK           PREFERRED STOCK
                                     ----------------------   ---------------------    ADDITIONAL
                                      NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN      ACCUMULATED
                                       SHARES       VALUE      SHARES       VALUE       CAPITAL       DEFICIT         TOTAL
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 1999........  36,544,289   $ 365,443          --   $      --   $ 3,678,315   $ (4,111,680)  $   (67,922)
Stock issued for services..........
Price per share ranged:
  $0.18 to $0.85...................     775,000       7,750          --          --       397,620             --       405,370
  $1.74 to $2.70...................     606,797       6,067          --          --     1,071,028             --     1,077,095
  $3.26 to $4.50...................     139,000       1,390          --          --       457,884             --       459,274
  $5.12 to $6.92...................     236,832       2,369          --          --     1,411,591             --     1,413,960
  $7.43 to $8.80...................   1,060,000      10,600          --          --     7,929,921             --     7,940,521
Exercise of warrants and options...   3,440,250      34,403          --          --     3,151,997             --     3,186,400
Private placement of common stock:
   Shares issued for:
     $0.11.........................   2,430,000      24,300          --          --       245,700             --       270,000
     $0.25.........................     360,000       3,600          --          --        86,400             --        90,000
     $0.40.........................     975,000       9,750          --          --       380,250             --       390,000
Stock converted by director's
   family member...................   1,128,600      11,286          --          --       (11,286)            --            --
Common stock to collateralize
   loan-retired....................    (500,000)     (5,000)         --          --            --             --        (5,000)
Deferred stock compensation........          --          --          --          --    (3,712,500)            --    (3,712,500)
Net loss...........................          --          --          --          --            --     (8,575,299)   (8,575,299)
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 2000........  47,195,768   $ 471,958          --   $      --   $15,086,920   $(12,686,979)  $ 2,871,899
                                     ==========   =========   =========   =========   ===========   ============   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       For the Years Ended September 30, 1999, 1998 and Development Stage

                                          COMMON STOCK           PREFERRED STOCK
                                     ----------------------   ---------------------    ADDITIONAL
                                      NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN      ACCUMULATED
                                       SHARES       VALUE      SHARES       VALUE       CAPITAL       DEFICIT         TOTAL
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 1998........  25,331,849   $ 253,318      15,000   $   1,500   $ 2,823,491   $ (3,167,225)  $   (88,916)
Stock issued for services:
  Price per share ranged
    $0.09 to $0.18.................   3,020,000      30,200          --          --       528,239             --       558,439
    $0.20 to $0.29.................     145,000       1,450          --          --        33,110             --        34,560
Preferred stock offering...........          --          --      47,000       4,700       230,300             --       235,000
Exercise of warrants and
   options.........................     496,000       4,960          --          --        27,490             --        32,450
Private placement of
   common stock....................     400,000       4,000          --          --        96,000             --       100,000
Conversion of preferred
   to common stock.................   6,200,000      62,000     (62,000)     (6,200)      (55,800)            --            --
Common stock issued to
   collateralize loan..............     500,000       5,000          --          --            --             --         5,000
Stock converted by director's
   family member...................     451,440       4,515          --          --        (4,515)            --            --
Net loss...........................          --          --          --          --            --       (944,455)     (944,455)
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 1999........  36,544,289   $ 365,443          --   $      --   $ 3,678,315   $ (4,111,680)  $   (67,922)
                                     ==========   =========   =========   =========   ===========   ============   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       For the Years Ended September 30, 1998, 1997 and Development Stage

                                         COMMON STOCK          PREFERRED STOCK
                                     ---------------------  --------------------  ADDITIONAL
                                      NUMBER OF     PAR     NUMBER OF     PAR      PAID-IN    ACCUMULATED   DEVELOPMENT
                                       SHARES      VALUE     SHARES      VALUE     CAPITAL      DEFICIT    STAGE DEFICIT     TOTAL
                                     ----------  ---------  ---------  ---------  ----------  -----------  -------------   ---------
Balance, October 1, 1997...........  17,847,292  $ 178,473         --  $      --  $2,160,780  $(2,394,680) $          --   $(55,427)
Stock issued for services..........   3,487,557     34,875         --         --     335,473           --             --    370,348
Private placement of
   preferred stock.................          --         --     49,500      4,950     242,550           --             --    247,500
Exercise of warrants and
   options.........................     547,000      5,470         --         --     100,888           --             --    106,358
Conversion of preferred
   to common stock.................   3,450,000     34,500    (34,500)    (3,450)    (31,050)          --             --         --
Contributed capital................          --         --         --         --      14,850           --             --     14,850
Net loss...........................          --         --         --         --          --           --       (772,545)  (772,545)
                                     ----------   --------  ---------  ---------  ----------  -----------   ------------   ---------
Balance, September 30, 1998........  25,331,849   $253,318     15,000  $   1,500  $2,823,491  $(2,394,680)  $   (772,545)  $(88,916)
                                     ==========   ========  =========  =========  ==========  ===========   ============   =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
       For the Years Ended September 30, 2001, 2000 and Development Stage

                                                                                             DEVELOPMENT
                                                                 2001           2000            STAGE
                                                            ------------    ------------    ------------
Cash flows from operating activities:
   Net loss .............................................   $ (6,234,868)   $ (8,575,299)   $(16,527,167)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Noncash transactions:
     Depreciation .......................................         19,405           1,792          29,424
     Loss on disposal of assets .........................             --              --          28,555
     Stock issued for services ..........................     (1,322,658)      7,583,720      10,936,909
     Deferred stock compensation ........................      3,712,500              --              --
     Advances to affiliate ..............................             --              --              --
     Increase in inventory ..............................        (20,000)             --         (20,000)
     Deferred offering costs ............................       (193,015)             --        (193,015)
     Decrease in receivables ............................        100,000              --         130,000
     (Increase) decrease in other assets ................         84,198        (105,556)        (10,787)
     Increase in accounts payable and accrued expenses           300,412           6,037         303,787
     Decrease in accrued interest .......................             --          (8,530)             --
                                                            ------------    ------------    ------------
       Net cash used in operating activities ............     (3,554,026)     (1,097,836)     (5,322,294)
                                                            ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment ................       (147,843)         (5,849)       (153,692)
   Repayment of loans ...................................        200,000              --         200,000
   Proceeds from the sale of furniture and equipment ....             --              --           4,660
   Loans issued .........................................       (200,000)       (200,000)       (400,000)
                                                            ------------    ------------    ------------
       Net cash used in investing activities ............       (147,843)       (205,849)       (349,032)
                                                            ------------    ------------    ------------
Cash flows from financing activities:
   Draws on the line of credit ..........................        430,000              --         430,000
   Loan to officer ......................................             --              --         (10,000)
   Repayment of notes payable ...........................             --        (110,000)       (110,000)
   Repayment of capital lease obligations ...............             --              --          (1,819)
   Proceeds from the issuance of preferred stock ........             --              --         482,500
   Proceeds from issuance of common stock ...............      1,291,730       3,936,400       5,481,788
                                                            ------------    ------------    ------------
       Net cash provided by financing activities ........      1,721,730       3,826,400       6,272,469
                                                            ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ....     (1,980,139)      2,522,715         601,143
Cash and cash equivalents, beginning of year ............      2,584,900          62,185           3,618
                                                            ------------    ------------    ------------
Cash and cash equivalents, end of year ..................   $    604,761    $  2,584,900    $    604,761
                                                            ============    ============    ============
Supplementary Disclosure of Cash Flow Information:
Cash paid during the year for interest ..................   $      6,881    $     13,719    $     20,600
                                                            ============    ============    ============
Cash paid during the year for income taxes ..............   $         50    $         --    $         50
                                                            ============    ============    ============

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During 1999, the Company issued 451,440 shares of restricted common stock to a Director's family member in consideration of the family members' transfer of 320,000 shares of unrestricted common stock to investors in connection with the Company's private placement.

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


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

     b.   CASH EQUIVALENTS

          Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less. At September 30, 2001, the Company had cash of approximately $604,761 which exceeded federally insured limits.

     c.   INVENTORY

          Inventory consists of processed silicon wafers not yet completed or ready for shipment. Inventory is valued at the lower of its manufacturing cost or market. Cost is determined on a first-in, first-out basis.

     d.   PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and are being depreciated over estimated useful lives of three to five years using the straight-line method.

     e.   ADVERTISING AND PROMOTION COSTS

          Advertising and promotion costs, which totaled $46,682 in 2001 and $17,512 in 2000 are expensed as incurred.

     f.   STOCK OPTIONS

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals or is higher than the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

     g.   INCOME TAXES

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

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


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

     h.   RESEARCH AND DEVELOPMENT/PATENTS

          Both research and development and the costs associated with obtaining patents have been expensed as incurred. Patent costs are expensed, since the Company has not yet developed products, which have gained market acceptance. Research and development expenditures increased to $1,589,005 for the fiscal year ended September 30, 2001, from $1,433,751 for the fiscal year ended September 30, 2000. The increase in research and development costs in the fiscal 2001 was primarily attributable to costs incurred in the San Jose research facility, which was closed in August, 2001.

     i.   NET LOSS PER SHARE

          Net loss per basic and diluted share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 47,884,820 and 43,707,159 for the years ended September 30, 2001 and 2000, respectively. Stock options and warrants are considered antidilutive and were not considered in the calculation.

     j.   ACCUMULATED DEFICIT

          The Company's accumulated deficit includes $2,394,680 of losses sustained through September 30, 1997 when the Company was not in the development stage.

     k.   RECENT ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board has established the following new pronouncements; we do not expect the adoption of these statements to have a material impact on our financial position, results of operations or cash flows: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities (effective for years beginning after June 15, 2000)," SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of SFAS No. 65 (effective for fiscal quarters beginning after December 15, 1998)," SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections (effective for fiscal years ending after December 15, 1999)," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133 - an amendment of SFAS No. 133 (effective June 1999)," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 (effective for fiscal years beginning after June 15, 2000)," SFAS No. 139, "Rescission of SFAS No. 53 and amendments to SFAS No. 63, 89, and 121 (effective for fiscal years beginning after December 15, 2000)," SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125 (effective for certain disclosures for fiscal years beginning after December 15, 2000)," SFAS No. 141, "Business Combinations," which eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for fiscal years beginning after March 15, 2001), which enhances disclosure for those assets subsequent to their acquisition, SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of" and provides guidance for estimating the recoverability of the carrying amount of these assets through a probability-weighted cash flow approach.

2.   DEVELOPMENT STAGE OPERATIONS

          While in the development stage, the Company experienced significant operating losses during 2001 and 2000, of approximately $6.2 million and $8.6 million respectively, which raise substantial doubt about the Company's ability to continue as a going concern. Of the total net operating losses, approximately $300,000 and $7.6 million related to stock issued for services in 2001 and 2000, respectively.

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


          During the year ended September 30, 2000, the Company raised approximately $3,900,000 from sale of its common stock; and subsequent to September 30, 2000, the Company raised an additional $1,291,730 from the exercise of common stock warrants. Management believes that its current cash position together with the proceeds from the sale of stock registered on Form SB-2 with the Securities and Exchange Commission (see Note 12) will be adequate to fund operations and research for the next fiscal year, until the Company can generate significant revenues. The Company is also seeking other financing sources that will further enhance its liquidity. However, there can be no assurance that these actions will be successful. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.   PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at September 30, 2001 and 2000:

                                                          2001      2000
                                                        --------  -------
     Computer equipment.............................    $145,517  $ 8,907
     Office furniture...............................      12,507    3,623
                                                        --------  -------
                                                         158,024   12,530
     Less: accumulated depreciation.................      22,188    5,133
                                                        --------  -------
                                                        $135,836  $ 7,397
                                                        ========  =======

4.   PRIVATE PLACEMENT OF COMMON AND PREFERRED STOCK

          On March 15, 1998, the Company offered $250,000 of preferred stock at $5,000 per unit. Each unit consisted of 1,000 shares of convertible preferred stock and 100,000 Class A common stock purchase warrants. The preferred stock was non-voting and each unit was convertible into 100,000 shares of common stock. The A Warrants are exercisable at $1 per share and were to expire March 15, 2000. On October 8, 1998, the Company elected to offer an additional 50 units under the terms of the March 15, 1998 offering. The offering expired on July 31, 1999. In conjunction with this offering, the expiration date of the warrants was extended until December 31, 2000. All preferred stock was converted to common stock at September 30, 1999. This offering resulted in net proceeds to the Company of $482,500.

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

          In consideration of the transfer by the spouse of the Chairman of the Company of an aggregate of 840,000 shares of unrestricted common stock owned by her in connection with the foregoing offering, the Company, at her direction, issued to its Chairman 1,580,040 shares of restricted common stock and agreed that the Chairman would receive 4% of all future corporate gross revenues generated from the sale of the Company's products. In connection with the foregoing transaction, the Company's financial statements reflect cash collections of $750,000 and $100,000 for fiscal 2000 and 1999, respectively. Restricted common stock issued in connection with the foregoing transaction totaled 4,893,600 shares for fiscal 2000 and 85,144 shares for fiscal 1999.

          In conjunction with the August 1, 1999 offering, the Company agreed to issue one share of common stock to two key consultants for each dollar raised, provided the offering generated a minimum of $150,000. The maximum number of shares to be issued was 300,000 to each consultant. A liability of $15,000 was accrued for issuance of the stock at September 30, 1999. Since the offering was successful, 600,000 shares of restricted common

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     stock were issued that were valued at $1,062,720. The Company also issued 300,000 shares to a key consultant during the year ended September 30, 2000 in conjunction with attaining goals related to the Company's stock.

          During the year ended September 30, 2000, 2,972,250 warrants to purchase common stock were exercised at an exercise price of $1.00 per share each and 120,000 warrants to purchase common stock were exercised at an exercise price of $1.50 per share each generating a total of $3,152,250.

5.   LEASE COMMITMENTS

          On September 11, 2001 the Company signed a thirty-seven month non-cancelable operating lease agreement for an office in Scottsdale, Arizona which expires on October 31, 2004. The lease requires monthly payments of $4,785 to $5,031 over the term of the lease (plus sales taxes) and contains no renewal or purchase options. On August 17, 2000 the Company entered into a three-year non-cancelable operating lease for the San Jose, California office, which expires on August 31, 2003. The lease requires monthly payments which range from $3,878 to $4,275 over the term of the lease, plus increases in operating expenses. It contains no renewal or purchase options.

          Future minimum lease obligations at September 30, 2001 are as follows:

          YEAR ENDING SEPTEMBER 30,
          2002............................................       101,698
          2003............................................       105,802
          2004............................................        60,250
          2005............................................         5,031
                                                                --------
                                                                $272,781
                                                                ========

          Rent expense for the years ended September 30, 2001 and 2000 was approximately $99,973 and $32,840 respectively.

6.   INCOME TAXES

          Deferred income taxes consist of the following at September 30, 2001 and 2000:

                                                       2001            2000
                                                   -----------      -----------
     Tax Benefit of net operating loss carry
       forwards and start up costs...............  $ 4,780,000      $ 3,860,000
     Valuation allowance.........................   (4,780,000)      (3,860,000)
                                                   -----------      -----------
                                                   $        --      $        --
                                                   ===========      ===========

          A reconciliation of expected to actual taxes follows:

     Expected federal and state tax recovery
       at 40%....................................  $(2,400,000)     $(3,430,000)
     Non-deductible stock compensation...........    1,480,000               --
                                                   -----------      -----------
                                                      (920,000)      (3,430,000)
                                                   -----------      -----------
     Tax benefits not realized-valuation
       allowance.................................      920,000        3,430,000
                                                   -----------      -----------
     Financial statement recovery of income
       taxes.....................................  $        --      $        --
                                                   ===========      ===========

          The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those losses is uncertain. During fiscal 2001 and 2000, the valuation allowance increased by $920,000 and $3,430,000 respectively.

          The Company has net operating loss carryforwards of approximately $11,950,000 at September 30, 2001, which may be used to offset future federal taxable income through 2020 and state taxable income through 2006.

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


          Due to changes in ownership during 1996, the Company expects that the availability of losses generated prior to that time will not be significant. Valuation allowances would be recorded to offset any value assigned, since the Company is in the development stage and has recorded losses from operations for several years.

7.   RELATED PARTY TRANSACTIONS

          The Company incurred professional and consulting fees, in connection with product research and development and operations of approximately $400,000 and $7.0 million to various officers and key consultants of the Company during the years ended September 30, 2001 and 2000, respectively.

          The above fees have been restated as of August 13, 2001 to reflect a 10% discount from the market price of the common stock to allow for the lack of liquidity and market uncertainty of issued restricted shares in lieu of cash.

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

          On September 1, 2000, Dr. Majid Hashemi became President of the Company, and as partial compensation for his independent contractor agreement to serve as President and Chief Technical Officer, he was issued 1,000,000 shares of common stock, (restricted by Section 144), valued at $7,425,000. As a result of this transaction, stock compensation expense in the amount of $3,712,500 was recorded in the year ended September 30, 2000. The balance of $3,712,500 at September 30, 2000 was being deferred and amortized over the three-year term of Dr. Hashemi's employment contract.

          In the first quarter of fiscal year 2001, Dr. Majid Hashemi and the Company executed an employment agreement under which Dr. Hashemi is to serve as the Division President of the California Division. As part of his employment agreement, he received 2,766,667 common stock options in exchange for 1,325,000 previously issued shares of common stock. This employment agreement represented a modification of his September 1, 2000 consulting agreement. The stock options, as valued under the Black-Scholes model, had a fair value of $3,478,000, whereas the returned stock had a fair value of $2,672,500 on the date of the exchange, resulting in a net charge to operations of $805,500. Additionally, $3,712,500 in deferred stock compensation, arising from the initial consulting agreement and being amortized over a three-year service period, was expensed in full. In the fourth quarter of fiscal 2001, the Company rescinded the employment agreement, which included the stock option grant. As a result, the Company reversed the charge to compensation expense representing the original grant of vested options by $3,478,000. The net compensation expense associated with these transactions recognized in the financial statements during the fiscal year ended September 30, 2001 was $1,040,000, the difference between the amortization of the deferred stock compensation and the market value of the returned stock. Dr. Hashemi is no longer employed by the Company.

          Loan to officer consisted of a $200,000, 10% promissory note from the Company's chairman originally due December 1, 2000. In December, 2000 the Board authorized the extension of the loan to officer until December 1, 2001. As of September 30, 2001, the Company had recorded interest income of $20,000 and accrued interest receivable of $29,275 in connection with the loan. In December 2001, the Board authorized Mr. Ross to return 250,000 shares if common stock in NSC, together with all rights to pursue recovery from the investment Mr. Ross made in a local manufacturer of firewall hardware, in exchange for the note and accrued interest. The stock to be returned had a market value of $100,000 at September 30, 2001. As a result, compensation expense of $129,275 has been recorded for the year ended September 30, 2001 for the difference between the note including accrued interest and the value of common stock at September 30, 2001 to be retuned.

          Substantially all officers have employment contracts, many of which include termination clauses and the granting of stock or options.

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


8.   SUBSIDIARY

          In May, 2001, the Company formed a wholly owned California corporation named Wireless Touch Design, Inc. This subsidiary, which holds no assets, has been and remains dormant.

9.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Since the fair value is estimated as of September 30, 2001, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

          The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of the loan receivable is assumed to be the fair value, since the rate specified in the note approximates current market rates.

10.  STOCK OPTION PLAN

          The Company from time to time issues stock options for the purchase of restricted stock to directors, officers, employees and consultants. The Company's board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. The Company's stockholders formally approved the 2000 Stock Option Plan on February 14, 2001.

          The purchase price or exercise price as represented by the common stock offered under the 2000 Stock Option Plan must be at least 100% of the fair market value of the common stock (if the option is an incentive stock option), or at least 25% of the fair market value of the common stock at the time the option is granted (if the option is a nonqualified option), or such higher purchase price as may be determined by the committee or the board of directors at the time of grant. If, however, the Company grants an incentive stock option to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all of the classes of stock, the purchase price of the shares of the common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the common stock is currently quoted on the OTC Bulletin Board, the fair market value of our common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our board of directors and the committee may, after taking all relevant facts into consideration, determine the fair market value of the common stock.

          The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Under the terms of the Company's stock options granted to certain directors, officers and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At September 30, 2001, 1,460,001 outstanding stock options were vested, and fully exercisable, and 74,500 were not vested.

          In accordance with SFAS 123, which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro-forma footnote purposes with the following assumptions used for grants in all years;

                         NATIONAL SCIENTIFIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


     dividend yield of 0%, risk-free interest rate of 6%, and expected option life of 2.5 years. Expected volatility was assumed to be 50% in both 2001 and 2000.

                                                             WEIGHTED  WEIGHTED
                                                    NUMBER   AVERAGE   AVERAGE
                                                      OF     EXERCISE   FAIR
                                                    SHARES    PRICE     VALUE
                                                 ----------  --------  --------
     Options Outstanding, September 30, 1999...      92,000  $    .09  $   0.17
        Granted ...............................     256,000       .10      0.19
        Exercised .............................    (348,000)      .10      0.17
        Canceled ..............................          --        --        --
                                                 ----------
     Options Outstanding, September 30, 2000...          --        --        --
                                                 ----------
        Granted ...............................   5,006,168      1.00      0.20
        Canceled ..............................  (3,471,667)     0.64      0.22
                                                 ----------
     Options Outstanding, September 30, 2001...   1,534,501  $   1.81  $   0.15
                                                 ==========

11.  SUBSEQUENT EVENTS

          On October 11, 2001, a registration statement filed with the SEC on form SB-2 became effective which allows NSC to periodically sell shares of its common stock to a private investor, Coriander Enterprises, Limited, (Coriander) a British Virgin Islands corporation. The Company entered into a common stock purchase agreement on May 14, 2001, with Coriander, for the future issuance and purchase of shares of common stock. The common stock purchase agreement established an equity line of credit.

          In general, the equity line of credit operates as follows: the investor, Coriander, has committed to provide the Company with up to $24 million as requested over a 24 month period, in return for common stock issued to Coriander. Once every 22 trading days the Company may request a draw. The amount drawn at each request must be at least $50,000. The maximum amount we can actually draw for each request is also limited to the lesser of $1,000,000 and 6% of the weighted average price of the Company's common stock for the 60 days prior to the date of the request multiplied by the total trading volume of the Company's common stock for such 60 day period. The Company may request a maximum of 24 draws during the 24-month period. The Company is under no obligation to issue any shares to Coriander Enterprises or to request a draw down during any period. The aggregate total of all draw downs under the equity facility cannot exceed $24 million.

          Deferred offering costs at September 30, 2001 represent the costs of obtaining this line of credit and will be amortized over the life of the equity line of credit.

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

  2.1     Common Stock Purchase Agreement(5)
  2.2     Form of Warrant(5)
  2.3     Escrow Agreement(5)
  2.4     Registration Rights Agreement(5)
  3.1     Articles of Incorporation(1)
  3.2     Bylaws(1)
 10.1     Employment Agreement between National Scientific Corporation and Sam
          H. Carr(4)
 10.2 Employment Agreement between National Scientific Corporation and Michael A. Grollman(4)
 10.3     Amended and Restated 2000 Stock Option Plan(3)
 10.4 Master Purchase and Licensing Contract, dated January 12, 2001, between National Scientific Corporation and Sungil Computech(3)
 10.5 Master Purchase and Licensing Contract, dated January 12, 2001, between National Scientific Corporation and Maroo Electrotech Co. Ltd.(3)
 10.6 Master Purchase and Licensing Agreement, dated January 12, 2001, between National Scientific Corporation and Ozaki Korea Co., Ltd.(3)
 10.7 Employment Agreement, dated December 1, 2000, between National Scientific Corporation and Majid Hashemi(2)
 10.8 Letter Agreement, dated January 4, 2001, between E4World Corp. and National Scientific Corporation(2)
 10.9 Exclusive Distributorship Agreement dated May 8, 2001, between National Scientific Corporation and Phoenix Semiconductor, Inc.(5)
 10.10 Lease Agreement between National Scientific and Borelli Investment Company, dated August 17, 2000(5)
 10.11 Lease & Service Agreement between National Scientific and Targun Properties, Inc., dated October 1, 2000(5)
 10.12 Credit Agreement between National Scientific and Wells Fargo HSBC Trade Bank, N.A., dated March 29, 2001.(5)
 10.13 Memorandum of Understanding between National Scientific and AIC Semiconductor Sdn. Bhd., dated June 21, 2001.(5)
 10.14 Teaming Agreement between National Scientific and Ramtron International Corporation, dated March 2, 2001.(5)
 10.15    Memorandum of Understanding between National Scientific and UMC Group
          (USA), dated March 28, 2000.(5)
 10.16 Developmental Licensing Agreement between National Scientific and TEMEX, dated June 26, 2001.(5)
 10.17 Single Principal Payment Note in the sum of $200,000, made by Lou L. Ross in favor of National Scientific Corporation, dated December 1, 1999.(5)
 10.18 Agreement between National Scientific and Microelectronics Research Center, dated May 5, 2001.(5)
 21       List of Subsidiaries
 23       Consent of Hurley & Company
 24       Power of Attorney (included on signature page)

---------
(1) Incorporated by reference to the Registrant's Form 10-SB filed on or about January 3, 2000.

(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

(4) Incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

(5)  Incorporated by reference to the Registrant's Form SB-2 (File No.
     333-62430).