Form 10QSB
period 2001-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2002-02-14
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001


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


       14455 N. HAYDEN, SUITE 202
             SCOTTSDALE, AZ                                    85260
(Address of Principal Executive Offices)                     (Zip Code)


                                 (480) 948-8324
                 (Issuers Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 49,108,595 shares of Common Stock, par value $.01 per share, were outstanding at February 13, 2002.

 Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                                  PAGE

Part I - Financial Information

Item 1 - Financial Statements (unaudited).........................................................  3

         Balance Sheet - December 31, 2001 and September 30, 2001.................................  3

         Statements of Operations - Three Months ended December 31, 2001, 2000 and Cumulative from October 1, 1997 (Inception) through December 31, 2001...........  4

         Statements of Cash Flows - Three Months ended December 31, 2001, 2000 and Cumulative from October 1, 1997 (Inception) through December 31, 2001...........  5

         Statement of Changes in Shareholders' Equity (Deficit) - Three Months Ended
              December 31, 2001...................................................................  7

         Notes to Financial Statements............................................................  8

Item 2 - Management's Discussion and Analysis of Financial or Plan of Operation................... 12

Part II - Other Information

         Item 1 - Legal Proceedings............................................................... 14

         Item 2 - Changes in Securities and Use of Proceeds....................................... 14

         Item 3 - Defaults upon Senior Securities................................................. 15

         Item 5 - Other Information............................................................... 15

         Item 6 - Exhibits and reports on Form 8-K................................................ 15

Signatures........................................................................................ 16

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

                                  ASSETS                               DECEMBER 31,   SEPTEMBER 30,
                                                                           2001           2001
                                                                       ------------   -------------
Current assets:
     Cash and cash equivalents                                         $      8,411   $     604,761
     Inventory                                                               20,000          20,000
     Loan to officer                                                        100,000         100,000
     Other assets                                                            17,681          21,358
                                                                       ----------------------------
        Total current assets                                                146,092         746,119

Property and equipment, net                                                 127,934         135,836
Deferred offering costs                                                          --         193,015
                                                                       ----------------------------
                                                                       $    274,026   $   1,074,970
                                                                       ============================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                             $    334,449   $     326,367
     Line of credit                                                              --         430,000
                                                                       ----------------------------
        Total current liabilities                                           334,449         756,367
                                                                       ----------------------------

Shareholders' equity (deficit):
     Common stock, par value $.01;  120,000,000 shares authorized,
        48,328,067 and 47,367,498 shares issued and outstanding
        at December 31, 2001 and September 30, 2001, respectively.          483,281         473,675
     Additional paid-in-capital                                          17,998,291      17,966,208
     Common stock warrants and options exercisable                          923,964         800,567
     Accumulated deficit                                                (19,465,959)    (18,921,847)
                                                                       ----------------------------
                                                                            (60,423)        318,603
                                                                       ----------------------------

                                                                       $    274,026   $   1,074,970
                                                                       ============================


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED DECEMBER 31, 2001, 2000 AND
      FOR THE PERIOD FROM OCTOBER 1, 1997 (INCEPTION OF DEVELOPMENT STAGE)
                            THROUGH DECEMBER 31, 2001

                                                       QUARTER              QUARTER          CUMULATIVE
                                                        ENDED                ENDED           DEVELOPMENT
                                                  DECEMBER 31, 2001    DECEMBER 31, 2000        STAGE
                                                  -----------------    -----------------    -------------
Revenues                                            $          --         $         --      $     882,715
Cost of sale                                                   --                   --            869,750
                                                    -----------------------------------------------------
Gross profit                                                   --                   --             12,965

Costs and expenses
     Consulting fees, related party                            --              422,008          8,158,323
     Salary and benefits                                  166,162              203,231          1,280,645
     Research and development                              74,536              186,435          3,548,822
     Stock compensation                                   165,897            5,093,160          2,494,765
     Other                                                197,383              234,609          1,788,191
                                                    -----------------------------------------------------
                                                          603,978            6,139,443         17,270,746
                                                    -----------------------------------------------------

Net loss from operations                                 (603,978)          (6,139,443)       (17,257,781)
                                                    -----------------------------------------------------

Other income (expense)
     Interest and other income                             60,507               42,744            238,895
     Interest expense                                        (641)                  --            (23,838)
     Loss on disposal of assets                                --                   --            (28,555)
                                                    -----------------------------------------------------
                                                           59,866               42,744            186,502

Net loss before income tax benefit                       (544,112)          (6,096,699)       (17,071,279)

Provision for income taxes (benefit)                           --                   --                 --
                                                    -----------------------------------------------------

Net loss                                            $    (544,112)        $ (6,096,699)     $ (17,071,279)
                                                    =====================================================

Net loss per common share, basic and diluted        $       (0.01)        $      (0.13)
                                                    ==================================


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED DECEMBER 31, 2001 AND 2000, AND
      FOR THE PERIOD FROM OCTOBER 1, 1997 (INCEPTION OF DEVELOPMENT STAGE)
                            THROUGH DECEMBER 31, 2001


                                                          QUARTER              QUARTER          CUMULATIVE
                                                           ENDED                ENDED           DEVELOPMENT
                                                     DECEMBER 31, 2001    DECEMBER 31, 2000        STAGE
                                                     -----------------    -----------------    -------------
Cash flows from operating activities:
  Net loss                                             $    (544,112)       $  (6,096,699)     $ (17,071,279)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                               7,902                1,746             37,326
    Loss on disposal of assets                                    --                   --             28,555
    Stock and options issued for services                     47,097            2,124,180         10,984,006
    Warrants issued below market                             118,800                   --            118,800
    Deferred stock compensation                                   --            3,062,500                 --
    Decrease (increase) in inventory                              --                   --            (20,000)
    Decrease (increase) in receivables                            --                   --            130,000
    Decrease (increase) in other assets                        3,677               40,337             (7,110)
    Increase (decrease) in accounts payable and                8,082              (14,234)           311,869
      accrued expenses
    Increase (decrease) in accrued interest                       --                   --                 --
                                                       -----------------------------------------------------
      Net cash used in operating activities                 (358,554)            (882,170)        (5,487,833)
                                                       -----------------------------------------------------
Cash flows from investing activities:
  Repayment of loans                                              --                   --            200,000
  Acquisition of property and equipment                           --              (41,593)          (153,692)
  Proceeds from the sale of furniture and equipment               --                   --              4,660
  Loans issued                                                    --                   --           (400,000)
                                                       -----------------------------------------------------
      Net cash used in investing activities                       --              (41,593)          (349,032)
                                                       -----------------------------------------------------
Cash flows from financing activities:
  Draws on the line of credit                               (430,000)                  --                 --
  Proceeds from equity line of credit, net of                (23,761)                  --            (23,761)
    transaction costs
  Repayment of notes payable                                      --                   --           (110,000)
  Loan to officer                                                 --                   --            (10,000)
  Deferred offering costs                                    193,015                   --                 --
  Proceeds from the exercise or options                       22,950                   --             22,950
  Repayment of capital lease obligations                          --                   --             (1,819)
  Proceeds from the issuance of common stock                      --            1,291,730            482,500
  Proceeds from the issuance of preferred stock                   --                   --          5,481,788
                                                       -----------------------------------------------------
     Net cash provided by (used in)
        financing activities                                (237,796)           1,291,730          5,841,658
                                                       -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents        (596,350)             367,967              4,793

Cash and cash equivalents, beginning of year                 604,761            2,584,900              3,618
                                                       -----------------------------------------------------

Cash and cash equivalents, end of the quarter          $       8,411        $   2,952,867      $       8,411
                                                       =====================================================


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                         (A DEVELOPMENTAL STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED DECEMBER 31, 2001 AND 2000 AND
      FOR THE PERIOD FROM OCTOBER 1, 1997 (INCEPTION OF DEVELOPMENT STAGE)
                            THROUGH DECEMBER 31, 2001

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                       QUARTER              QUARTER          CUMULATIVE
                                                        ENDED                ENDED           DEVELOPMENT
                                                  DECEMBER 31, 2001    DECEMBER 31, 2000        STAGE
                                                  -----------------    -----------------    -------------
Cash paid during the period for interest          $              --    $              --    $      13,719
                                                  =======================================================

Cash paid during the period for income taxes      $              50    $              --    $         100
                                                  =======================================================


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 1998, the Company sold equipment for $4,660 in cash, with the purchaser assuming $9,252 in lease obligations.

During the fiscal year ended September 30, 1999, the Company issued 451,440 shares of restricted common stock to a Director in exchange for 320,000 shares of common stock.

During the fiscal quarter ended December 31, 1999, the Company issued 1,128,600 shares of restricted common stock to a Director's family member in exchange for 580,000 shares of common stock.



   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
   UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001


                                      COMMON STOCK             PREFERRED STOCK
                                 -----------------------   -----------------------    ADDITIONAL
                                  NUMBER OF                 NUMBER OF                  PAID-IN        ACCUMULATED
                                   SHARES       AMOUNT        SHARES      AMOUNT       CAPITAL          DEFICIT            TOTAL
                                 ----------   ----------   ----------   ----------   ------------    -------------     -------------
Balance September 30, 2001       47,367,498   $  473,675           --   $       --   $ 18,766,775    $ (18,921,847)    $    318,603

Exercise of options                  85,000          850           --           --         22,100               --           22,950

Issuance of shares for              100,000        1,000           --           --         29,600               --           30,600
  services

Issuance of shares for the          775,569        7,756           --           --        (31,517)              --          (23,761)
   equity line of credit

Issuance of                              --           --           --           --         16,497               --           16,497
  non-qualified options

Warrants granted below                   --           --           --           --        118,800               --          118,800
  market value

Net loss                                 --           --           --           --             --         (544,112)        (544,112)
                                 ----------   ----------   ----------   ----------   ------------    -------------     -------------

Balance, December 31, 2001       48,328,067   $  483,281           --    $      --   $ 18,922,255    $ (19,465,959)    $    (60,423)
                                 ----------   ----------   ----------   ----------   ------------    -------------     -------------





   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.


2.   ISSUANCE OF COMMON STOCK

During the three months ended December 31, 2001, the Company raised approximately $197,000 in consideration for the issuance of 775,569 shares of common stock under its equity line of credit established in October 2001. These shares were issued at an average per share price of $.25. During the three months ended December 31, 2001, costs associated with establishing the equity line of credit of approximately $221,000 were recorded as a reduction to Additional Paid-In-Capital. As a result, the net effect of the activity under the equity line of credit was a net decrease to equity of approximately $24,000.

Also during the three months ended December 31, 2001, 100,000 shares of common stock were issued for services at an average per share price of $.30. Further, a total of 85,000 stock options were exercised at a per share price of $.27.

During the three months ended December 31, 2000, the Company received $1,291,730 from the exercise of outstanding warrants to purchase an aggregate of 1,291,730 shares of restricted common stock. During this period the Company also issued 120,000 shares of restricted common stock valued at $210,420 to consultants and principals as compensation for services. This restricted stock was valued at 90% of the market price of the stock on the dates issued and earned.

3.   STOCK OPTIONS AND WARRANTS

The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives and employees in December 2000.

During the three months ended December 31, 2001, a total of 121,053 non-qualified stock options were granted to consultants under the 2000 Stock Option Plan, at an average exercise price of $.27 per share. Also during the same period, 85,000 stock options were exercised at $.27 per share.

On December 14, 2001, the Company granted options to purchase an aggregate of 750,000 shares of common stock to the Company's then Chairman and CEO, Lou L. Ross. These options consist of ten separate 75,000 share tranches, with per share exercise prices ranging from $1 to $10. The individual tranches separately vest when the previous five day average market price exceeds even dollar levels beginning with $1 per share through $10 per share.

The Company adopted APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $165,897 has been recognized for the fiscal quarter ended December 31, 2001. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At December 31, 2001, 2,219,387 outstanding stock options were vested, and fully exercisable, and 74,500 were not vested.

In accordance with APB Opinion 25, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 100% as of the date of issue.

                                               Number of       Weighted Average
                                                Shares          Exercise Price
                                             -----------------------------------

     Options Outstanding, September 30, 2001   1,534,501            $ 1.81
          Granted                                871,053            $ 4.77
          Forfeited                              (26,667)           $ 0.82
          Exercised                              (85,000)           $ 0.27
                                             -----------------------------------
     Options Outstanding, December 31, 2001    2,293,887            $ 3.00
                                             ===================================


Had the Company fully adopted SFAS 123, the first quarter loss from operations would have been $(568,862) and basic loss per share would have been $(.01). The table above excludes approximately 1.32 million outstanding warrants, see Note 6.

4.   RELATED PARTY TRANSACTION

In April 2000, the Company agreed to loan Mr. Ross $200,000. The loan is evidenced by a 10% unsecured promissory note with an original maturity date of December 1, 2000. In December, 2000, the Board authorized the extension of the loan to December 1, 2001. As of September 30, 2001, the Company had recorded interest income of $20,000 and accrued interest receivable of $29,275 in connection with the loan. In December 2001, the Board agreed to allow Mr. Ross to repay the loan by returning 250,000 shares of Company common stock and assigning all of his rights to pursue recovery from a $200,000 investment Mr. Ross made in a local manufacturer of firewall hardware. The shares had a market value of $100,000 at September 30, 2001, and were returned to the Company in January 2002. As a result, compensation expense of $129,275 has been recorded for the fiscal year ended September 30, 2001 for the difference between the note, including accrued interest, and the value of returned shares of common stock at September 30, 2001.

5.   NET LOSS PER SHARE

Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                                     Three months ended
                                                        December 31,
                                               ----------------------------
                                                   2001             2000
                                               ----------------------------
     Basic net income (loss) per
     common share:

     Net income (loss)                         $ (544,112)      $(6,096,699)
                                               ============================
     Weighted average common shares             47,722,135       47,618,884
                                               ============================
     Basic per share amount                    $     (0.01)     $     (0.13)
                                               ============================


6.   SUBSEQUENT EVENT

In late December 2001, the Board of Directors agreed to extend the term of outstanding common stock warrants to purchase an aggregate of 1.32 million shares from December 31, 2001 to January 31, 2002, and to reduce the per share exercise price of those warrants from $1.50 to $0.12. An expense of $118,800 has been recognized during the quarter ended December 31, 2001, as a result of the new exercise price being below the current market price. This expense amount takes into account all outstanding warrants and their potential exercise. Through January 31, 2002, the end of the exercise period, 770,500 warrants were exercised and the Company collected $92,460 in exchange for the issuance of an aggregate of 770,500 common shares. As of February 1, 2002, the remaining
2,859,500 warrants expired and there are no outstanding warrants to purchase common stock of the Company.

In January 2002, Mr. Lou L. Ross, Chief Executive Officer announced his intent to resign effective February 1, 2002. Following such resignation, Mr. Ross retained his position as Chairman of the Board. Also, as approved by the Board of Directors in January 2002, effective February 1, 2002, Mr. Michael Grollman became the Chief Executive Officer, in addition to retaining his title as President of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends," "may" and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

For the past several years our business strategy has been to develop, patent and license technology. While these efforts have not yet generated any material amount of revenue for our business, we have been successful in various aspects of developing and obtaining patents for unique technology and, very recently, in licensing our patented resonator. To supplement these efforts, we recently determined it would be in the best interests of the Company to seek to acquire proven existing technologies from third parties. Although we do not have any agreements in place as of the date of this Form 10-QSB, we expect that we would either seek to acquire the individual technology through an asset acquisition transaction, enter into a joint venture relationship with the company owning the technology, or acquire the entire company. We believe that such a transaction would be consistent with our mission and, if successfully consummated and integrated into our operations, will enhance shareholder value.

As of December 31, 2001, the Company's cash and cash equivalents totaled approximately $8,400 and total current assets were approximately $146,000. We recently initiated product marketing efforts after several years of research and development and have not yet reached break-even in terms of both cash flow and profitability. The Company has no long or short-term debt, other than accounts payable and accrued liabilities as of December 31, 2001. We believe that our cash position as of December 31, 2001, combined with the available draws under our equity line of credit and the exercise of warrants to be sufficient to continue operations for the next twelve months. Such future requirements are based upon management's best estimates based upon current conditions and the Company's most recent results of operations.

Operating expenses for the three months ended December 31, 2001 of approximately $604,000 are down from the comparable period ended December 31, 2000, which were approximately $6,139,000. This decrease was primarily due to a charge to income of approximately $3.4 million for the quarter ended December 31, 2000 for the issuance of stock options to the Company's then President, Dr. Hashemi.

Salary and benefits have increased for the three months ended December 31, 2001 from the three months ended December 31, 2000 by approximately $4,000. This increase is attributable to the fact that most of the Company's consultants became employees effective November 1, 2000. For the three months ended December 31, 2000, approximately $422,000 was incurred as consulting fees, related party. Consulting fees paid to related parties for the three months ended December 31, 2001 were zero.

Research and development costs have decreased from approximately $186,000 for the three months ended December 31, 2000 to approximately $75,000 for the three months ended December 31, 2001, primarily due to the closing of our San Jose office and consolidation of operations into Scottsdale.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, our liquidity included cash and cash equivalents of $8,411 compared to $604,761 at September 30, 2001. We have an accumulated deficit of $19.4 million and expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products. We have financed our operations primarily through the sale of common stock and warrants in the public and private market.

In October 2001, we entered into an equity line of credit agreement with a third party investor. Under the equity line, we have the option, at our discretion, to issue during a two-year term shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance. Our ability to draw down amounts under this line of credit has been materially adversely effected by downward pressure on our stock price. If this trend continues, the proceeds from this equity line of credit may not be sufficient to fund our ongoing operations.

We believe that our current cash position, including cash funds arising from the exercise of outstanding options, the exercise of warrants in January 2002, and the funds that can be drawn under the equity line of credit will provide us with adequate working capital through the end of fiscal 2002. In the event they do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, and seek alternative funding sources.

During the three months ended December 31, 2000, we received $1.3 million from the exercise of outstanding warrants to purchase an aggregate of 1.3 million of shares of common stock. These warrant were previously issued in connection with our private offering in March 1998, at an exercise price of $1.00 per share. The remaining unexercised warrants that were issued in connection with this offering expired on December 31, 2000.

Warrants to acquire an aggregate of 1.5 million shares of common stock, expiring on December 31, 2001, were issued in conjunction with our private offering of August 1, 1999, at an exercise price of $1.50 per share. Prior to the fiscal quarter ended December 31, 2000, 120,000 of these warrants were exercised, yielding $180,000 in cash for the Company. In late December 2001, the Board of Directors determined it would be in the best interests of the Company to extend the expiration date of the warrants from December 31, 2001 to January 31, 2002, and to decrease the exercise price of these warrants from $1.50 to $0.12. At February 1, 2002, 770,500 warrants were exercised, resulting in the issuance of 770,500 shares of common stock and the receipt of $92,460 in cash.

Cash used in operations was approximately $358,000 for the three months ended December 31, 2001 compared with approximately $882,000 for the three months ended December 31, 2000. The decrease in cash used in operations resulted significantly from closing of the San Jose facility. Additionally, management has sought to reduce cash uses wherever possible.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company the outcome of which is likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2001, 100,000 restricted common shares were issued for consulting services at a total value of $30,600. In addition, 85,000 common shares were issued in connection with the exercise of options granted under the 2000 Stock Option Plan. These options had an exercise price of $0.27 per share, resulting in $22,950 of cash proceeds from the exercise to the Company. Also during the quarter ended December 31, 2001, 775,569 common shares were issued in connection with the draws under the equity line of credit. These draws yielded cash proceeds of $197,280.

In late December 2001, the Board of Directors approved an extension and re-pricing of stock options that were to expire on December 31, 2001. Approximately 1.32 million options to purchase shares of common stock at a price of $1.50 were re-priced to be exercisable at $0.12 per share, and the exercise date was extended through January 31, 2002. Because the re-priced warrants were below market price, an expense of $118,800 has been recognized during the quarter ended December 31, 2001, which takes into account all outstanding options and their potential exercise. Through January 31, 2002, the end of the exercise period, 770,500 warrants were exercised and the Company collected $92,460 in exchange for the issuance of common shares, restricted by Rule 144 of the Securities and Exchange Commission. As of February 1, 2002, there are no outstanding warrants to purchase common stock of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.  None.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL SCIENTIFIC CORPORATION



February 13, 2002                   /s/ MICHAEL A. GROLLMAN
                                    --------------------------------------------
                                    Michael A. Grollman
                                    President & Chief Executive Officer



                                    /s/ SAM H. CARR
                                    --------------------------------------------
                                    Sam H. Carr
                                    Chief Financial Officer