Form 10QSB
period 2002-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2002-05-15
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 50,337,025 shares of Common Stock, par value $.01 per share, outstanding at May 14, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                       PAGE
Part I - Financial Information

Item 1 - Financial Statements (unaudited)                                                3

Balance Sheets - March 31, 2002, and September 30, 2001                                  3

         Statements of Operations - Three and Six Months Ended March 31, 2002, 2001
         and Cumulative from October 1, 1997 (Inception) through March 31, 2002          4

         Statements of Cash Flows - Six Months ended March 31, 2002, 2001
         and Cumulative from October 1, 1997 (Inception) through March 31, 2002          5

         Statement of Changes in Shareholders' Equity (Deficit) - Six Months Ended
         March 31, 2002                                                                  7

         Notes to Financial Statements                                                   8

Item 2 - Management's Discussion and Analysis or Plan of Operation                      12

Part II - Other Information

         Item 1 - Legal Proceedings                                                     15

         Item 2 - Changes in Securities and Use of Proceeds                             15

         Item 3 - Defaults upon Senior Securities                                       16

         Item 4 - Submission of Matters to a Vote of Security Holders                   16

         Item 5 - Other Information                                                     16

         Item 6 - Exhibits and Reports on Form 8-K                                      16

Signatures                                                                              17

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                 ASSETS                                   March 31,     September 30,
                                                                            2002            2001
                                                                        (unaudited)
                                                                        ------------    ------------
Current assets:
     Cash and cash equivalents                                          $     41,390    $    604,761
     Inventory                                                                    --          20,000
     Loan to officer                                                              --         100,000
     Other assets                                                             15,481          21,358
                                                                        ------------    ------------
        Total current assets                                                  56,871         746,119
                                                                        ------------    ------------

Property and equipment, net                                                  120,033         135,836
Deferred offering costs                                                           --         193,015
                                                                        ------------    ------------
                                                                        $    176,904    $  1,074,970
                                                                        ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                              $    460,533    $    326,367
     Line of credit                                                               --         430,000
                                                                        ------------    ------------
        Total current liabilities                                            460,533         756,367
                                                                        ------------    ------------
Shareholders' equity (deficit):
     Common  stock,  par value $.01;  120,000,0shares  authorized,
        50,011,525 and 47,367,498 shares issued and outstanding
        at March 31, 2002 and September 30, 2001, respectively               500,115         473,675
     Additional paid-in-capital                                           18,295,318      17,966,208
     Common stock warrants and options exercisable                           821,842         800,567
     Accumulated deficit                                                 (19,900,904)    (18,921,847)
                                                                        ------------    ------------
                                                                            (283,629)        318,603
                                                                        ------------    ------------
                                                                        $    176,904    $  1,074,970
                                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Operations
     For the Period Three and Six Months Ended March 31, 2002 and 2001, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                             Through March 31, 2002

                              Three Months      Three Months      Six Months        Six Months        Cumulative
                                  Ended            Ended             Ended             Ended          Development
                             March 31, 2002    March 31, 2001    March 31, 2002    March 31, 2001       Stage
                             --------------    --------------    --------------    --------------    ------------
Revenues                     $           --    $      317,780    $           --    $      317,780    $    882,715

Cost of sales                            --           312,000                --           312,000         869,750
                             --------------    --------------    --------------    --------------    ------------
Gross profit                             --             5,780                --             5,780          12,965


Operating expenses

Salaries and benefits               176,822           181,802           384,231           385,033       1,457,467
 Consulting fees,
   related  party                        --                --                --           422,008       8,158,323
Research and  development            44,298           327,824           118,834           514,259       3,593,120
Stock compensation                    8,854           571,682           174,751         5,664,842       2,503,619
Other                               235,362           344,292           391,498           578,901       2,023,553
                             --------------    --------------    --------------    --------------    ------------
                                    465,336         1,425,600         1,069,314         7,565,043      17,736,082
                             --------------    --------------    --------------    --------------    ------------
Net loss from operations           (465,336)       (1,419,820)       (1,069,314)       (7,559,263)    (17,723,117)
                             --------------    --------------    --------------    --------------    ------------

Other income (expense)

Interest and other income            30,391            29,163            90,898            71,907         269,286
Interest expense                         --                --              (641)               --         (23,838)
Loss on disposal of assets               --                --                --                --         (28,555)
                             --------------    --------------    --------------    --------------    ------------
                                     30,391            29,163            90,257            71,907         216,893
                             --------------    --------------    --------------    --------------    ------------

Net loss before income tax         (434,945)       (1,390,657)         (979,057)       (7,487,356)    (17,506,224)
Provision for income taxes               --                --                --                --              --
                             --------------    --------------    --------------    --------------    ------------
Net loss                     $     (434,945)   $   (1,390,657)   $     (979,057)   $   (7,487,356)   $(17,506,224)
                             ==============    ==============    ==============    ==============    ============
Net loss per common
  share, basic and diluted   $         (.01)   $         (.03)   $        (0.02)   $        (0.16)
                             ==============    ==============    ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
                For the Six Months Ended March 31, 2002 and 2001,
    and For the Period From October 1, 1997 (Inception of Development Stage)
                             Through March 31, 2002

                                                         Six Months       Six Months       Cumulative
                                                            Ended            Ended         Development
                                                       March 31, 2002    March 31,2001        Stage
                                                       --------------    -------------     ------------
Cash flows from operating activities:
    Net loss                                           $     (979,057)   $  (7,487,356)    $(17,506,224)
Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation                                               15,803            7,433           45,227
    Loss on disposal of assets                                     --               --            8,555
    Stock and options issued for services                     193,277        2,695,862       11,130,186
    Deferred stock compensation                                    --        3,062,500               --
    Decrease (increase) in inventory                           20,000               --               --
    Decrease (increase) in receivables                             --               --          130,000
    Decrease (increase) in other assets                         5,877           36,379           (4,910)
    Increase (decrease) in accounts payable and
        accrued expenses                                      134,166           16,969          437,953
                                                       ------------------------------------------------
        Net cash used in operating activities                (609,934)      (1,668,213)      (5,739,213)
                                                       ------------------------------------------------
Cash flows from investing activities:
    Repayment of loans                                             --           50,000          200,000
    Acquisition of property and equipment                          --         (123,600)        (153,692)
    Proceeds from the sale of furniture and
        equipment                                                  --               --            4,660
    Loans issued                                                   --         (200,000)        (400,000)
                                                       ------------------------------------------------
        Net cash used in investing activities                      --         (273,600)        (349,032)

Cash flows from financing activities:
    Repayment on the line of credit                          (430,000)              --               --
    Proceeds from equity line of credit, net of
        deferred offering costs                               159,198               --          159,198
    Deferred offering costs                                   193,015               --               --
    Repayment of notes payable                                     --               --         (110,000)
    Loan to officer                                                --               --          (10,000)
    Proceeds from the exercise of options                      31,890               --           31,890
    Repayment of capital lease obligations                         --               --           (1,819)
    Proceeds from the issuance of common stock                     --        1,291,730        5,481,788
    Proceeds from the issuance of preferred stock                  --               --          482,500
    Exercise of warrants                                       92,460               --           92,460
                                                       ------------------------------------------------
        Net cash provided by financing activities              46,563        1,291,730        6,126,017
                                                       ------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (563,371)        (650,083)          37,772
Cash and cash equivalents, beginning of period                604,761        2,584,900            3,618
                                                       ------------------------------------------------
Cash and cash equivalents, end of the period           $       41,390    $   1,934,817     $     41,390
                                                       ================================================

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                         (A Developmental Stage Company)
                  Unaudited Condensed Statements of Cash Flows
              For the Six Months Ended March 31, 2002 and 2001 and
      For the Period From October 1, 1997 (Inception of Development Stage)
                             Through March 31, 2002

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
                                                                                               Cumulative
                                                       Six Months Ended    Six Months Ended    Development
                                                        March 31, 2002      March 31, 2001        Stage
                                                       ----------------    ----------------    -----------
Cash paid during the period for interest               $             --     $             --   $    13,719
                                                       ================     ================   ===========
Cash paid during the period for income taxes           $             --     $             --   $       100
                                                       ================     ================   ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES
                                                                                               Cumulative
                                                       Six Months Ended    Six Months Ended    Development
                                                        March 31, 2002      March 31, 2001        Stage
                                                       ----------------    ----------------    -----------
250,000 common shares returned by the Company's
    Chairman of the Board in collection of a
    note receivable                                    $        100,000    $             --    $   100,000
                                                       ================     ================   ===========



   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
   Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
                     for the Six Months Ended March 31, 2002

                                    COMMON STOCK
                              --------------------------                                          COMMON STOCK
                                NUMBER OF                     ADDITIONAL        ACCUMULATED       WARRANTS AND
                                 SHARES         AMOUNT     PAID-IN CAPITAL       DEFICIT       OPTIONS EXERCISABLE     TOTAL
                              -------------------------------------------------------------------------------------------------

Balance September 30, 2001     47,367,498    $  473,675    $    17,966,208    $ (18,921,847)     $   800,567         $  318,603

Exercise of options               181,800         1,818             52,674               --          (22,602)            31,890
Issuance of shares for
    services                      100,000         1,000             29,600               --               --             30,600
Issuance of shares for the
    equity line of credit,
    net                         1,841,727        18,417            140,781               --               --            159,198
Issuance of non-qualified
    options                            --            --                 --               --           13,451             13,451
Options granted below
    market value                       --            --                 --               --           30,426             30,426
Warrants granted below
    market value                       --            --            118,800               --               --            118,800
Warrants exercised at the
    option price of $0.12         770,500         7,705             84,755               --               --             92,460
Loan repayment                   (250,000)       (2,500)           (97,500)              --               --           (100,000)
Net loss                               --            --                 --         (979,057)              --           (979,057)
                              -------------------------------------------------------------------------------------------------

Balance, March 31, 2002        50,011,525    $  500,115    $    18,295,318    $ (19,900,904)     $   821,842         $ (283,629)
                              =================================================================================================


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.

2.   ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2002, the Company raised approximately $183,000 in consideration for the issuance of 1,066,158 shares of common stock under its equity line of credit established in October 2001. These shares were issued at an average per share price of approximately $.17. For the six months ended March 31, 2002 the Company issued 1,841,727 shares under the equity line of credit, resulting in cash proceeds of $159,000, net of approximately $221,000 of issuance costs.

In February 2002, the Chairman of the Board Mr. Ross repaid a $100,000 loan by returning 250,000 shares of the Company's common stock at the market price per share of $.40.

During the three months ended March 31, 2001, there were no issuances of common stock. During the three months ended December 31, 2000, the Company received $1,291,730 and issued 1,291,730 shares of restricted common stock in connection with the exercise of its outstanding $1.00 common stock warrants. In the three month period ended March 31, 2001 the Company also issued 100,000 shares of restricted common stock valued at $165,600 to consultants and principals as compensation for services rendered. During the three months ended December 31, 2000, the Company issued 20,000 shares of restricted common stock valued at $44,820 to consultants as compensation for services.

3.   STOCK OPTIONS AND WARRANTS

In late December 2001, the Board of Directors extended the term of outstanding common stock warrants to purchase an aggregate of 1.32 million shares from December 31, 2001 to January 31, 2002, and reduced the per share exercise price of those warrants from $1.50 to $0.12. In January 2002, 770,500 warrants were exercised and the Company collected proceeds of $92,460 in exchange for the issuance of an aggregate of 770,500 common shares. As of February 1, 2002, the remaining 549,500 warrants expired. At March 31, 2002, there are 412,201 outstanding warrants to purchase 412,201 shares of common stock at $1.67, all held by Coriander Enterprises Limited.

The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives and employees in December 2000. In February 2001, the stock option plan was ratified by the Company's shareholders.

During the three months ended March 31, 2002, a total of 48,780 non-qualified stock options were granted to a consultant under the 2000 Stock Option Plan, at an average exercise price of $.18 per share. During the six months ended March 31, 2002, a total of 169,833 non-qualified stock options were granted to consultants under the 2000 Stock Option Plan. During the three months ended March 31, 2002, 96,800 stock options were exercised at approximately $.09 per share. For the six months ended March 31, 2002, the number of stock options exercised was 181,800, with an average exercise price of approximately $0.18.

For the three months ended March 31, 2002, 180,000 options were issued at an average exercise price of approximately $0.09 per share. These options were issued to two employees of the company in exchange for a reduction in their salary previously paid in cash. The company is likely to continue this practice until such time as cash flow from operations is sufficient to fund the Company's working capital needs. No options were granted to employees for the three months ended December 31, 2001.

On January 16, 2002, the Company granted options to purchase an aggregate of 300,000 shares each of common stock to the Company's CEO, Michael Grollman and CFO, Sam Carr. These options have a per share exercise price of $0.25. In addition, on January 16, 2002, the Company granted 200,000 options to Director of Global Sales and Marketing, Graham Clark. These options also have a per share exercise price of $0.25. On December 14, 2001, the Company granted options to purchase an aggregate of 750,000 shares of common stock to the Company's then Chairman and CEO, Lou L. Ross, at exercise prices ranging from $1.00 to $10.00 per share over a 10-year period.

The Company adopted APB Opinion 25 and related interpretations in accounting for the 2000 Stock Option Plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation expense of $21,275 has been recognized for the fiscal quarter ended March 31, 2002. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall become exercisable. At March 31, 2002, 3,102,094 outstanding stock options were vested, and fully exercisable, and 123,773 were not vested.

In accordance with APB Opinion 25, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 50% as of the date of issue.

                                                  Number of     Weighted Average
                                                   Shares       Exercise Price
                                               ---------------------------------
    Options Outstanding, September 30, 2001       1,534,501        $  1.81
         Granted                                  1,899,833        $  2.31
         Forfeited                                  (26,667)       $  0.82
         Exercised                                 (181,800)       $  0.18
                                               ------------------------------
    Options Outstanding, March 31, 2002           3,225,867        $  2.20
                                               ==============================

Had the Company fully adopted SFAS 123, the second quarter net loss would have been $(513,067) and basic loss per share would have been $(.01). The table above excludes approximately 1.32 million outstanding warrants. See Note 6.

4.   NET LOSS PER SHARE

Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                                       Three months ended               Six months ended
                                                            March 31,                       March 31,
                                                  ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                  ----------------------------    ----------------------------
     Basic net income (loss) per common share:

     Net income (loss)                            $   (434,945)   $ (1,390,657    $   (979,057)   $ (7,487,356))
                                                  ============    ============    ============    ============
     Weighted average common shares                 49,211,280      47,282,498      48,458,525      48,107,209
                                                  ============    ============    ============    ============
     Basic per share amount                       $      (0.01)   $      (0.03)   $      (0.02)   $      (0.16)
                                                  ============    ============    ============    ============

5.   SUBSEQUENT EVENTS

In April 2002 Mr. Lou Ross, Chairman of the Board, sold 240,000 shares of common stock. The proceeds (net of sales commissions) of $41,125, were loaned to the Company. The loan, which bears 6% interest, is to be repaid in twelve payments of $3,649 beginning six months from the inception of the loan.

Effective April 30, 2002 Charles E. Martin resigned from the Board of Directors for personal reasons. National Scientific Corporation is currently seeking candidates to replace Mr. Martin.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2001

For the past several years our business strategy has been to develop, patent and license technology. While these efforts have not yet generated any material amount of revenue for our business, we have been successful in various aspects of developing and obtaining patents for unique technology and, very recently, in licensing our patented resonator. To supplement these efforts, we have determined it would be in the best interests of the Company to seek to acquire proven existing technologies from third parties. We expect that we will either seek to acquire technology through an asset acquisition transaction, enter into a joint venture relationship with the company owning the technology, or acquire the entire company. We believe that such a transaction would be consistent with our mission and, if successfully consummated and integrated into our operations, will enhance shareholder value. However, no assurance can be given that we will be able to successfully complete such a transaction.

In March 2002, we announced the first of our technology acquisitions. We negotiated an agreement with Followit AB, a Swedish technology firm, whereby we will have licensing rights to sell their locator products and they will have rights to enhancements to the locator product line we develop. The locator product line uses the global positioning system (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals.

On February 1, 2002, Michael A. Grollman was appointed Chief Executive Officer by the Board of Directors. Mr. Grollman will continue as President, in addition to his new duties as Chief Executive Officer. Mr. Lou L. Ross, the former Chief Executive Officer will continue his role as Chairman of the Board of Directors. In addition, we executed an independent consulting agreement with Mr. Ross. The agreement has a two year term and pays a consulting fee of $7,500 monthly. As Chairman of the Board, Mr. Ross is also entitled to $2,500 monthly as a fee paid to the Chairman. Beginning February 1, 2002, Mr. Ross agreed to a 20% deferral on consulting and board fees to help the Company conserve cash. In addition, in

February 2002, all officers of the Company agreed to a voluntary 20% salary deferral to conserve Company cash.

In January  2002,  we signed an agreement  with the Virtual  Component  Exchange
(VCX) whereby the bulk of our core designs and patents for Radio Frequency (RF) devices will be available for purchase or licensure. VCX is an Internet-based organization focused on producing Internet tools for trading Intellectual Property. This agreement expires December 31, 2002.

Operating expenses for the three months ended March 31, 2002 of approximately $465,000 decreased from the comparable period ended March 31, 2001, which were approximately $1,420,000. This decrease was primarily due to the reduction in research staff and the consolidation of facilities into Scottsdale, Arizona. Operating expenses for the six months ended March 31, 2002 of approximately $1,069,000 decreased significantly from the corresponding six months ended March 31, 2001 of approximately $7,560,000. The substantial decrease relates to stock compensation paid to the then President, Dr. Hashemi in January 2001. Dr. Hashemi is no longer employed by the Company.

Salary and benefits, which represent the corporate and administrative staff of the Company, have remained substantially unchanged for the three and six months ended March 31, 2002 from the three months and six months ended March 31, 2001.

Research and development costs have decreased by approximately $283,000 to $44,000 for the three months ended March 31, 2002, compared to $327,000 for the three months ended March 31, 2001, primarily due to the closing of our San Jose office and consolidation of operations into Scottsdale. Similarly, research and development expenses have been reduced from approximately $514,000 for the six months ended March 31, 2001 to almost $119,000 for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, our liquidity included cash and cash equivalents of approximately $41,000 compared to approximately $605,000 at September 30, 2001. We have an accumulated deficit of $19.9 million and expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products. We have financed our operations primarily through the sale of common stock and warrants in the public and private market.

In October 2001, we entered into an equity line of credit agreement with a third party investor. Under the equity line, we have the option, at our discretion, to issue during a two-year term shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance. Our ability to draw down amounts under this line of credit has been materially adversely effected by our declining stock price. If this trend continues, the proceeds from this equity line of credit may not be sufficient to fund our ongoing operations.

In April 2002, Mr. Lou Ross, Chairman of the Board, sold 240,000 shares of common stock. Mr. Ross loaned the proceeds of these sales, $41,125, to the Company. The loan, which bears 6% interest is to be repaid in twelve payments of $3,649 beginning six months from the inception of the loan.

As of March 31, 2002, we believe that our current working capital, together with funds we expect to receive from future draw downs under our equity line of credit and projected funds generated from sales of our locator products, will be sufficient to fund the Company's operations for the next twelve months. This belief assumes that the salary and consulting fee deferral programs described elsewhere in this report remain in effect and that certain of our employees continue to accept a portion of their monthly salaries in common stock of the Company. In the event we experience any one or more of the following events, we may need to seek additional capital through a debt or equity offering to fund our operations: (a) a material decline in our stock price, which would materially and adversely affect our ability to draw down sufficient funds under our equity line of credit, (b) the inability to continue in effect our salary deferral program, or (c) sales of our locator products fail to materialize or are substantially less than projected. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended September 30, 2001.

Warrants to acquire an aggregate of 1.5 million shares of common stock, originally scheduled to expire on December 31, 2001, were issued in conjunction with our private offering of August 1, 1999, at an exercise price of $1.50 per share. Prior to the fiscal quarter ended December 31, 2000, 120,000 of these warrants were exercised, yielding $180,000 in cash for the Company. In late December 2001, the Board of Directors determined it would be in the best interests of the Company to extend the expiration date of the warrants from December 31, 2001 to January 31, 2002, and to decrease the exercise price of these warrants from $1.50 to $0.12. During the quarter ended March 31, 2002, 770,500 warrants were exercised, resulting in the issuance of 770,500 shares of common stock and the receipt of $92,460 in cash. As a result, there are no remaining outstanding warrants that were issued during the 1999 private placement.

During the six months ended March 31, 2001, we received $1.29 million from the exercise of outstanding warrants to purchase an aggregate of 1.29 million of shares of common stock. These warrants were previously issued in connection with our private offering in March 1998, at an exercise price of $1.00 per share. The remaining unexercised warrants that were issued in connection with this offering expired on December 31, 2000.

Cash used in operations was approximately $742,000 for the six months ended March 31, 2002 compared with approximately $1.67 million for the six months ended March 31, 2001. The decrease in cash used in operations resulted significantly from closing of the San Jose facility, reductions in research staff and consolidation of offices in Scottsdale, Arizona. Additionally, management has sought to reduce cash uses wherever possible.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2002, 100,000 restricted common shares were issued for consulting services at a total value of $30,600. In addition, 181,800 options were issued and 96,800 were exercised in connection with the exercise of options granted under the 2000 Stock Option Plan. These options had an exercise price of approximately $0.18 per share, resulting in $31,890 of cash proceeds from the exercise to the Company. Also during the six months ended March 31, 2002, 1,841,727 common shares were issued in connection with the draws under the equity line of credit. These draws yielded net cash proceeds of $159,198.

In late December 2001, the Board of Directors approved an extension and re-pricing of warrants that were to expire on December 31, 2001. Warrants to purchase approximately 1.32 million shares of common stock at a price of $1.50 were re-priced to be exercisable at $0.12 per share, and the exercise date was extended through January 31, 2002. Because the re-priced warrants were below market price, an expense of $118,800 was recognized during the quarter ended December 31, 2001, which takes into account all outstanding options and their potential exercise. Through March 31, 2002, 770,500 warrants were exercised and the Company collected $92,460 in exchange for the issuance of restricted common shares.

During the six months ended March 31, 2001, approximately 1.3 million warrants were exercised at $1.00 each. These were a part of the 9,650,000 warrants issued in conjunction with our Private Offering of March 15, 1998. The remaining and unexercised warrants issued during this Private Offering expired on December 31, 2000. The shares sold under the various private placements were done so in reliance on the exemption provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D. All warrants issued in connection with the 1998 private offering have either been exercised or have expired.

In addition, during the six months ended March 31, 2001, 100,000 restricted shares of common stock were issued to the Chief Operating Officer, in accordance with his employment agreement, and 15,000 shares were granted to a consultant for services rendered

On December 1, 2000,  the Board of  Directors  adopted a Stock Option Plan (2000
Plan). Under the terms of the 2000 Plan, 7,000,000 Common Shares are available for issuance to qualified individuals under the 2000 Plan to encourage them to remain in the service of NSC and to promote its business and growth strategy.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
                                                                      METHOD OF
EXHIBIT NO.     DESCRIPTION                                            FILING

   10.1         Consulting Agreement between National Scientific         (1)
                Corporation and Mr. Lou L. Ross, dated February 1,
                2002
-----------

(1)      Filed herewith.



(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL SCIENTIFIC CORPORATION



May 15, 2002                                 /s/ MICHAEL A. GROLLMAN
                                             -----------------------------------
                                             Michael A. Grollman
                                             President & Chief Executive Officer



                                             /s/ SAM H. CARR
                                             -----------------------------------
                                             Sam H. Carr
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit 10.1 Consulting Agreement between National Scientific Corporation and Mr. Lou L. Ross, dated February 1, 2002