Form 10QSB
period 2002-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2002-08-14
CIK 1022505

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 51,539,285 shares of Common Stock, par value $.01 per share, outstanding at August 13, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]


================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                              PAGE
Part I - Financial Information

Item 1 - Financial Statements (unaudited)                                                       3

Balance Sheets - June 30, 2002, and September 30, 2001                                          3

         Statements of Operations - Three and Nine Months Ended June 30, 2002, and 2001
         and Cumulative from October 1, 1997 (Inception) through June 30, 2002                  4

         Statements of Cash Flows - Nine Months ended June 30, 2002, and 2001
         and Cumulative from October 1, 1997 (Inception) through June 30, 2002                  5

         Statement of Changes in Shareholders' Equity (Deficit) - Nine Months Ended
         June 30, 2002                                                                          7

         Notes to Financial Statements                                                          8

Item 2 - Management's Discussion and Analysis or Plan of Operation                             13

Part II - Other Information

         Item 1 - Legal Proceedings                                                            17

         Item 2 - Changes in Securities and Use of Proceeds                                    17

         Item 3 - Defaults upon Senior Securities                                              18

         Item 4 - Submission of Matters to a Vote of Security Holders                          18

         Item 5 - Other Information                                                            18

         Item 6 - Exhibits and Reports on Form 8-K                                             19

Signatures                                                                                     19

                         PART I - FINANCIAL INFORMATION


                          NATIONAL SCIENTIFIC CORPORATION
                           (A Development Stage Company)
                         Unaudited Condensed Balance Sheet
                      At June 30, 2002 and September 30, 2001

                                               ASSETS
                                                                              June 30,      September 30,
                                                                                2002            2001
                                                                            ----------------------------
Current assets:
     Cash and cash equivalents                                              $         --    $    604,761
     Inventory                                                                        --          20,000
     Loan to officer                                                                  --         100,000
     Other assets                                                                  9,421          21,358
                                                                            ----------------------------
         Total current assets                                                      9,421         746,119

Property and equipment, net                                                      112,465         135,836
Deferred Offering Costs                                                               --         193,015
                                                                            ----------------------------
                                                                            $    121,886    $  1,074,970
                                                                            ============================

                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Bank overdraft                                                         $      2,517    $         --
     Accounts payable and accrued expenses                                       528,869         326,367
     Line of Credit                                                                   --         430,000
     Notes Payable                                                                41,125              --
                                                                            ----------------------------
         Total current liabilities                                               572,511         756,367
                                                                            ----------------------------

Shareholders' equity (deficit):
     Preferred stock $.10 par value; 4,000,000 shares authorized
         No shares issued and outstanding                                             --              --
     Common stock, par value $.01; 120,000,000 shares authorized,
         50,774,371 and 47,367,498 shares issued and outstanding                 507,744         473,675
     Additional paid-in-capital                                               18,421,988      17,966,208
     Stock options exercisable                                                   835,657         800,567
     Accumulated deficit                                                     (20,216,014)    (18,921,847)
                                                                            ----------------------------
                                                                                (450,625)        318,603
                                                                            ----------------------------
                                                                            $    121,886    $  1,074,970
                                                                            ============================

          The notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Operations
    For the Quarters Ended and Nine Months Ended June 30, 2002 and 2001, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                              Through June 30, 2002

                                               Three Months     Three Months      Nine Months      Nine Months      Cumulative
                                                   Ended            Ended            Ended            Ended         Development
                                               June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001       Stage
                                               -------------    -------------    -------------    -------------    ------------
Revenues                                       $       1,550    $     299,000    $       1,550    $     616,780    $    884,265
Cost of sales                                            591          293,250              591          605,250         870,341
                                               -------------    -------------    -------------    -------------    ------------
     Gross profit                                        959            5,750              959           11,530          13,924

Operating expenses

     Salaries and benefits                           182,225          332,464          525,209          717,497       1,639,692
     Consulting fees, related party                       --               --               --          422,008       8,158,323
     Research and development                         24,688          506,345          143,522        1,020,606       3,617,808
     Stock compensation                                   --              --           174,751        5,664,842       2,503,619
     Other                                           108,535          260,449          541,281          839,084       2,132,088
                                               -------------    -------------    -------------    -------------    ------------
                                                     315,448        1,099,258        1,384,763        8,664,037      18,051,530
                                               -------------    -------------    -------------    -------------    ------------

Net loss from operations                            (314,489)      (1,093,508)      (1,383,804)      (8,652,507)    (18,037,606)
                                               -------------    -------------    -------------    -------------    ------------
Other income (expense)
     Interest and other income                            19           19,198           90,917           91,105         269,305
     Interest expense                                   (639)            (233)          (1,280)            (233)        (24,477)
     Loss on disposal of assets                           --               --               --               --         (28,555)
                                               -------------    -------------    -------------    -------------    ------------
                                                        (620)          18,965           89,637           90,872         216,273
                                               -------------    -------------    -------------    -------------    ------------
Net loss before income tax benefit                  (315,109)      (1,074,543)      (1,294,167)      (8,561,635)    (17,821,333)
Provision for income taxes (benefit)                      --               --               --               --              --
                                               -------------    -------------    -------------    -------------    ------------
Net loss                                       $    (315,109)   $  (1,074,543)   $  (1,294,167)   $  (8,561,635)   $(17,821,333)
                                               =============    =============    =============    =============    ============

Net loss per common share, basic and diluted   $       (0.01)           (0.02)   $       (0.03)           (0.18)
                                               =============    =============    =============    =============



          The notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
              For the Nine Months Ended June 30, 2002 and 2001, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                              Through June 30, 2002

                                                                        Nine Months      Nine Months      Cumulative
                                                                           Ended            Ended         Development
                                                                       June 30, 2002    June 30, 2001       Stage
                                                                       -------------    -------------    ------------
Cash flows from operating activities:
     Net loss                                                          $  (1,294,167)   $  (8,561,635)   $(17,821,335)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                                          23,371           13,345          52,795
        Loss on disposal of assets                                                --               --          28,555
        Stock and options issued for services                                250,916        2,163,459      11,187,825
        Bank overdraft                                                         2,517               --           2,517
        Deferred stock compensation                                               --        3,712,500              --
        Advances to affiliate                                                     --         (240,000)             --
        Decrease (Increase) in inventory                                      20,000         (264,500)             --
        Deferred offering costs                                                   --         (100,265)             --
        Decrease in receivables                                                   --               --         130,000
        (Increase) decrease in other assets                                   11,937           26,645           1,150
        Increase (decrease) in accounts payable and accrued expenses         202,502          253,827         506,290
                                                                       ----------------------------------------------
            Net cash used in operating activities                           (782,924)      (2,996,624)     (5,912,203)
                                                                       ----------------------------------------------
Cash flows from investing activities:
     Loans issued                                                                 --         (200,000)       (400,000)
     Repayment of loans                                                      100,000          100,000         200,000
     Reserve for note receivable                                            (100,000)        (144,595)             --
     Acquisition of property and equipment                                        --               --        (153,692)
     Proceeds from the sale of furniture and equipment                            --               --           4,660
                                                                       ----------------------------------------------
                                                                                  --         (244,595)       (349,032)
                                                                       ----------------------------------------------
Cash flows from financing activities:
     Loan from officer                                                        41,125               --          41,125
     Draws on the line of credit                                            (430,000)              --              --
     Payment on line of credit                                                    --          200,000              --
     Proceeds from equity lind of credit, net of transaction costs           161,873               --         161,873
     Loan to officer                                                              --               --         (10,000)
     Deferred offering costs                                                 193,015               --              --
     Proceeds from the exercise of options                                   119,690               --         119,690
     Repayment of notes payable                                                   --               --        (110,000)
     Repayment of capital lease obligations                                       --               --          (1,819)
     Proceeds from the issuance of common stock                                   --        1,291,730       5,481,788
     Proceeds from the issuance of preferred stock                                --               --         482,500
     Exercise of warrants                                                     92,460               --          92,460
                                                                       ----------------------------------------------
           Net cash provided by financing activities                         178,163        1,491,730       6,257,617
                                                                       ----------------------------------------------
Net increase in cash and cash equivalents                                   (604,761)      (1,749,489)         (3,618)

Cash and cash equivalents, beginning of period                               604,761        2,584,900           3,618
                                                                       ----------------------------------------------
Cash and cash equivalents, end of period                               $          --      $   835,411    $         --
                                                                       ==============================================



          The notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
              For the Nine Months Ended June 30, 2001 and 2000, and
      For the Period from October 1, 1997 (Inception of Development Stage)
                              Through June 30, 2002

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
                                                                                               Cumulative
                                                    Nine Months Ended      Nine Months Ended   Development
                                                      June 30, 2002          June 30, 2001        Stage
                                                    -----------------      -----------------   -----------
Cash paid during the year for interest                             --                    233        13,719
                                                    =================      =================   ===========

Cash paid during the year for income taxes                         --                     50           100
                                                    =================      =================   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                                               Cumulative
                                                    Nine Months Ended      Nine Months Ended   Development
                                                      June 30, 2002          June 30, 2001        Stage
                                                    -----------------      -----------------   -----------

250,000 common shares returned by the Company's
Chairman of the Board in collection of a
note receivable                                     $         100,000      $              --   $   100,000
                                                    =================      =================   ===========

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter-ended December 31, 1999, the Company issued 1,128,600 shares of restricted common stock to a Director's family member in exchange for 580,000 shares of unrestricted common stock.



          The notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
        Unaudited Statements of Changes in Shareholders' Equity (Deficit)
                       For Nine Months Ended June 30, 2002

                                                      Common Stock
                                                  ----------------------      Addition                       Stock
                                                   Number of                  Paid-In      Accumulated      Options
                                                    Shares       Amount       Capital        Deficit      Exercisable       Total
                                                  ----------------------------------------------------------------------------------
Balance, September 30, 2001                       47,367,498    $473,675    $17,966,208   $(18,921,847)   $   800,567    $  318,603

Exercise of options                                  924,000       9,240        176,876             --        (66,426)      119,690
Issuance of stock for services                       100,000       1,000         29,600             --             --        30,600
Issuance of stock for equity line of credit, net   1,862,373      18,624        143,249             --             --       161,873
Issuance of non-qualified option                          --          --             --             --         41,990        41,990
Options granted below market value                        --          --             --             --         59,526        59,526
Warrants granted below market value                       --          --        118,800             --             --       118,800
Warrants exercised at the option price of $0.12      770,500       7,705         84,755             --             --        92,460
Loan repayment                                      (250,000)     (2,500)       (97,500)            --             --      (100,000)

Net loss                                                  --          --             --     (1,294,167)            --    (1,294,167)
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 2002                            50,774,371    $507,744    $18,421,988   $(20,216,014)   $   835,657   $  (450,625)
                                                  ==================================================================================


          The notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.

2.   ISSUANCE OF COMMON STOCK

During the three months ended June 30, 2002, the Company raised approximately $6,798 net of fees in consideration for the issuance of 53,095 shares of common stock under its equity line of credit established in October 2001. These shares were issued at an average per share price of approximately $.13. These shares were issued in connection with the stock purchase agreement between the Company and Coriander Enterprises Limited (Coriander) at an 8% discount from market. Proceeds from the sale of shares to Coriander are also net of bi-monthly escrow fees of $1,000 which are paid during months of equity line of credit activity. For the nine months ended June 30, 2002 the Company issued 1,862,373 shares under the equity line of credit, resulting in cash proceeds of $161,873 net of approximately $221,000 of issuance costs.

In February 2002, the Chairman of the Board Mr. Ross repaid a $100,000 loan by returning 250,000 shares of the Company's common stock at the market price per share of $.40.

During the nine months ended June 30, 2001, the Company issued 10,000 shares of common stock. In the three month period ended March 31, 2001 the Company also issued 100,000 shares of restricted common stock valued at $165,600 to consultants and principals as compensation for services rendered. During the three months ended December 31, 2000, the Company issued 20,000 shares of restricted common stock valued at $44,820 to consultants as compensation for services. During the three months ended December 31, 2000, the Company received

$1,291,730 and issued 1,291,730 shares of restricted common stock in connection with the exercise of its outstanding $1.00 common stock warrants.

3.   STOCK OPTIONS AND WARRANTS

In late December 2001, the Board of Directors extended the term of outstanding common stock warrants to purchase an aggregate of 1.32 million shares from December 31, 2001 to January 31, 2002, and reduced the per share exercise price of those warrants from $1.50 to $0.12. In January 2002, 770,500 warrants were exercised and the Company collected proceeds of $92,460 in exchange for the issuance of an aggregate of 770,500 common shares. As of February 1, 2002, the remaining 549,500 warrants expired. At June 30, 2002, there are 412,201 outstanding warrants to purchase 412,201 shares of common stock at $1.67, all held by Coriander Enterprises Limited.

The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives and employees in December 2000. In February 2001, the stock option plan was ratified by the Company's shareholders.

During the three months ended June 30, 2002, a total of 62,176 non-qualified stock options were granted to a consultant under the 2000 Stock Option Plan, at an average exercise price of $.14 per share. During the nine months ended June 30, 2002, a total of 312,009 non-qualified stock options were granted at exercise prices ranging from $.05 to $.28 per share to consultants under the 2000 Stock Option Plan to serve as compensation in lieu of cash. For the three months ended June 30, 2002, 805,000 options were issued at an average exercise price of approximately $0.12 per share. These options were issued to two employees of the Company in exchange for a reduction in their salary previously paid in cash. The total employee compensation expense recognized utilizing stock options for the three months ended June 30, 2002 was $41,000. The Company may continue this practice until such time as cash flow from operations is sufficient to fund the Company's working capital needs. No options were granted to employees for the three months ended December 31, 2001.

During the three months ended June 30, 2002, 742,200 stock options were exercised at approximately $.12 per share. For the nine months ended June 30, 2002, the number of stock options exercised was 924,000, with an average exercise price of approximately $0.13. The total cash realized from the exercise of these options totaled $119,690.

On January 16, 2002, the Company granted options to purchase an aggregate of 300,000 shares each of common stock to the Company's CEO, Michael Grollman and CFO, Sam Carr. These options have a per share exercise price of $0.25. In addition, on January 16, 2002, the Company granted 200,000 options to its Director of Global Sales and Marketing, Graham Clark. These options also have a per share exercise price of $0.25. On December 14, 2001, the Company granted options to purchase an aggregate of 750,000 shares of common stock to the Company's then Chairman and CEO, Lou L. Ross, at exercise prices ranging from $1.00 to $10.00 per share over a 10-year period. In July 2002, Mr. Ross elected to defer future cash payments related to his fees to serve as Chairman of the

Board as well as any amounts to be paid as an independent contractor. Mr. Ross will be receiving common stock in the equivalent dollar amounts for his future monthly director fees. Mr. Ross will continue to offer services under his independent contractor agreement, but will be paid only for services rendered at the Company's request.

The Company adopted Accounting Principles Board Opinion 25 and related interpretations in accounting for the 2000 Stock Option Plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation expense of $41,000 has been recognized for the fiscal quarter ended June 30, 2002. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall become exercisable. At June 30, 2002, 3,228,227 outstanding stock options were vested, and fully exercisable, and 180,949 were not vested.

In accordance with APB Opinion 25, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 50% as of the date of issue.

                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                   ----------   ----------------

     Options Outstanding, September 30, 2001        1,534,501        $1.81
        Granted                                     2,847,009        $1.58
        Forfeited                                     (48,334)       $0.60
        Exercised                                    (924,000)       $0.13
                                                    ---------        -----

     Options Outstanding, June 30, 2002             3,409,176        $2.09
                                                    =========        =====


Had the Company  fully  adopted  Statement  of  Financial  Accounting  Standards
("SFAS") 123, the third quarter net loss would have been $(321,712) and basic loss per share would have been $(.01). The table above excludes 412,201 outstanding warrants.

4.   NET LOSS PER SHARE

Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                     Three months ended           Nine months ended
                                          June 30,                    June 30,
                                 -----------------------------------------------------
                                    2002         2001           2002          2001
                                 -----------------------------------------------------
Basic net income (loss) per
common share:

Net income (loss)                $ (315,109)  $(1,074,543)   $(1,294,167)  $(8,561,635)
                                 ==========   ===========    ===========   ===========
Weighted average common
shares                           50,319,391    47,339,336     49,078,814     7,508,804
                                 ==========   ===========    ===========   ===========
Basic per share amount           $    (0.01)  $     (0.02)   $     (0.03)  $     (0.18)
                                 ==========   ===========    ===========   ===========


5.   NOTES PAYABLE

On April 29, 2002 Mr. Lou Ross, Chairman of the Board, sold 240,000 shares of common stock in the Company. The proceeds (net of sales commissions) of $41,125, were loaned to the Company. The loan, which bears 6% interest, is payable in twelve monthly installments of $3,649 beginning October 29, 2002.

6.   LEGAL PROCEEDINGS

In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company had engaged PSI, and advanced approximately $400,000 to PSI, to build thyristors (an electronic component) to be sold by the Company. At the time PSI was engaged, the Company obtained a security interest in a portion of the assets of PSI. Subsequent to the Company's legal actions, both PSI and its principal shareholder Chongkook John Rhee filed for bankruptcy protection under Chapter 11 of the U.S.
Bankruptcy Code. Due to the bankruptcy proceedings, management cannot yet determine the amount, if any, or timing of any recovery.

7.   SUBSEQUENT EVENTS

In July 2002, Mr. Lou Ross, Chairman of the Board, sold 260,000 shares of common stock in the Company. The proceeds (net of sales commissions and approximately $4,000 withheld by Mr. Ross for taxes) of approximately $34,000 were loaned to the Company. The loan, which bears 6% interest, is to be repaid in twelve payments of $3,022 beginning six months from the inception of the loan.

In July, two members of the Board of Directors, William J. Keilen and Sam H. Carr resigned from the Board, as the Company was not capable of maintaining insurance for directors and officers' liability. Mr. Carr has also resigned as an officer of the Company as of July 30, 2002. Mr. Carr and the Company have executed an independent consulting agreement whereby Mr. Carr has been contracted to manage the financial operations of the Company.

Effective August 1, 2002, Mr. Ross, Chairman of the Board, has appointed Graham Clark, the Global Director of Marketing and Vice President of Technology
Applications, to serve on the Board of Directors until such time as a non-employee director can appointed.

In early August 2002, the Company was awarded two new U.S. patents. These were patent number 6,424,227, covering a new version of our Monolithic Balanced RF Power Amplifier ("Power Amplifier"), and patent number 6,423,990 covering a new vertical oriented version of our Heterojunction Bipolar Transistor ("HBT") design. The HBT design involves a new manufacturing technology that allows this transistor to work more efficiently and faster. The patent on the Power Amplifier was granted as its design includes an integrated RF power amplifier, including input and output transformers on the same silicon chip. This allows the amplifier to be smaller, and the amplifier no longer has to rely upon some external components previously required for effective operation. Both patents were assigned to the Company by their inventor and long-term consultant to the Company, Dr. El-Badawy El-Sharawy. The Company continues to maintain, enhance where possible, and market its intellectual property library, while executing its primary business plan of developing its locator technology and products into revenue stream to support future company activities.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2001

For the past several years our business strategy had been to develop, patent and license technology. While these efforts have not yet generated any material amount of revenue for our business, we have been successful in various aspects of developing and obtaining patents for unique technology and, very recently, in licensing our patented resonator. To supplement these efforts, we have determined it would be in the best interests of the Company to seek to acquire proven existing technologies from third parties. We expect that we will either seek to acquire technology through an asset acquisition transaction, enter into a joint venture relationship with the company owning the technology, or acquire the entire company. We believe that such a transaction would be consistent with our mission and, if successfully consummated and integrated into our operations, will enhance shareholder value. However, no assurance can be given that we will be able to successfully complete such a transaction, or that, if we were to complete such a transaction it would be on terms favorable to the Company.

In January 2002, we signed an agreement with the Virtual Component Exchange ("VCX") whereby the bulk of our core designs and patents for Radio Frequency ("RF") devices will be available for purchase or licensure. VCX is an Internet based organization focused on producing Internet tools for trading intellectual property. This agreement expires December 31, 2002. VCX has placed a detailed description of many of our patents on their website for a fee. We will be contacted through VCX if there are parties interested in licensing or purchasing our patents. Once contacted, we will seek to negotiate a fair price for the license or sale of our patents.

We executed two agreements with Followit AB, a Swedish technology firm: (1) an international distribution agreement and (2) an intellectual property and patent agreement. The international distribution agreement, dated June 1, 2002, grants us exclusive distribution rights for the Followit locator product in the United States, Canada and Mexico. The Followit locator product uses the global positioning system (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals. Distributor prices were defined in the agreement and payment terms are net thirty (30) days from the receipt by the Company of a correct invoice. The contract automatically renews after one year unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period.

The second agreement executed with Followit AB was a thee-year intellectual property and patent agreement, which was entered into on May 24, 2002. The agreement calls for both parties to enjoy the first right of results regarding the licensing rights of technology developed by the other in the location services technology areas in which they cooperatively develop products. Under the agreement, neither party intends to jointly own any intellectual property which may result from cooperation on the locator products. However, both parties have agreed to a first right of refusal to any licensure of related intellectual property it develops during the term of the agreement. The agreement may be terminated by either party with ninety (90) days written notice to the other party.

In April 2002, we announced a new relationship with ESEMDE, Inc. ("ESEMDE"), a wireless virtual network operator. ESEMDE is obligated to provide Short Message Services ("SMS") to the Company's customers in North America. The Company's locator products utilize SMS message to transfer the GPS location data via an internal cellular phone to communicate the location of the locator device. The Company paid a connection fee to ESEMDE and will be billed a nominal monthly access fee per device, plus a charge for SMS services based upon the volume of messages transferred by ESEMDE each month. The agreement has a three year term and may be terminated by either party with a ninety (90) day written notice. The Company provides a fixed number (typically several hundred) messages with each locator device sold, the cost of which is included in the product's sales price. Additional message services for SMS message transfers may be purchased through the Company which in turn, will be billed to the customer. This relationship provides us a data transport platform so that our location devices will be able to roam throughout the United States without interruption. It also allows our customers to purchase packets of location transmissions and pay for actual usage, rather than purchasing a monthly service plan like some of our competitors.

In June 2002, we announced our internally designed StarSeries line of intelligent wireless mobile communications platforms. These products include a location information server designed to connect automotive drivers and passengers with the Internet and location based technologies. The StarSeries products contain an open source design using the Linux operating system. This will enable us and third parties to develop a multitude of mobile computing applications.

On February 1, 2002, Michael A. Grollman was appointed Chief Executive Officer by the Board of Directors. Mr. Grollman will continue as President, in addition to his new duties as Chief Executive Officer. Mr. Lou L. Ross, the former Chief Executive Officer, will continue in his role as Chairman of the Board of Directors. In addition, we entered into a two year independent consulting agreement with Mr. Ross. The agreement requires payment of a consulting fee of $7,500 monthly in consideration for consulting services. As Chairman of the Board, Mr. Ross is also entitled to $2,500 monthly as a fee paid to the Chairman. Beginning February 1, 2002, Mr. Ross agreed to a 20% deferral on

February 2002, all officers of the Company agreed to a voluntary 20% salary deferral to conserve Company cash. In July 2002 Mr. Ross elected to defer future cash payments related to his fees to serve as Chairman of the Board as well as any amounts to be paid as a consultant. The Board of Directors has agreed to pay Mr. Ross common stock in the equivalent dollar amounts for his future monthly director fees, to conserve cash. Mr. Ross will continue to offer services under his consulting agreement, but will be paid only for services rendered at the Company's request.

Operating losses for the three months ended June 30, 2002 of approximately $314,000 decreased from the comparable period ended June 30, 2001, which were approximately $1,075,000. This decrease was primarily due to the reduction in research staff and the consolidation of facilities into Scottsdale, Arizona. Operating losses for the nine months ended June 30, 2002 of approximately $1,294,000 decreased significantly from the corresponding nine months ended June 30, 2001 of approximately $8,562,000. The substantial decrease relates to stock compensation paid to the then President, Dr. Hashemi in January 2001. Dr. Hashemi is no longer employed by the Company.

Salary and benefits, which represent the corporate and administrative staff of the Company, have decreased by approximately $150,000 and $192,000 for the three and nine months ended June 30, 2002 from the three months and nine months ended June 30, 2001, respectively.

Research and development costs have decreased by approximately $482,000 to approximately $25,000 for the three months ended June 30, 2002, compared to $506,000 for the three months ended June 30, 2001. This decrease is primarily due to the closing of our San Jose office and consolidation of operations into Scottsdale. Similarly, research and development expenses have been reduced from approximately $1,021,000 for the nine months ended June 30, 2001 to almost $144,000 for the nine months ended June 30, 2002.

Effective April 30, 2002 Charles E. Martin resigned from the Board of Directors for personal reasons. The Company is currently seeking candidates to replace Mr. Martin.

RECENT DEVELOPMENTS

In early August 2002, the Company was awarded two new U.S. patents. These were patent number 6,424,227, covering a new version of our Monolithic Balanced RF Power Amplifier ("Power Amplifier"), and patent number 6,423,990 covering a new vertical oriented version of our Heterojunction Bipolar Transistor ("HBT") design. The HBT design involves a new manufacturing technology that allows this transistor to work more efficiently and faster. The patent on the Power Amplifier was granted as its design includes an integrated RF power amplifier, including input and output transformers on the same silicon chip. This allows the amplifier to be smaller, and the amplifier no longer has to rely upon some external components previously required for effective operation. Both patents were assigned to the Company by their inventor and long-term consultant to the Company, Dr. El-Badawy El-Sharawy. The Company continues to maintain, enhance where possible, and market its intellectual property library, while executing its primary business plan of developing its locator technology and products into revenue stream to support future company activities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, our liquidity included cash and cash equivalents of approximately ($0) compared to approximately $605,000 at September 30, 2001. We have an accumulated deficit of $20.2 million and expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products. We have financed our operations primarily through the sale of common stock and warrants in the public and private market.

In October 2001, we entered into an equity line of credit agreement with a third party investor. Under the equity line, we have the option, at our discretion, to issue during a two-year term shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance. Our ability to draw down amounts under this line of credit has been materially adversely affected due to the declining per share price of our common stock. If this trend continues, the proceeds from this equity line of credit may not be sufficient to fund our ongoing operations.

On April 29, 2002, Mr. Lou Ross, Chairman of the Board, sold 240,000 shares of common stock. Mr. Ross loaned the proceeds of these sales, $41,125, to the Company. The loan, which bears 6% interest, payable in twelve payments of $3,649 beginning October 29, 2002.

At June 30, 2002, we believed that our current working capital, together with funds we expected to receive from future draw downs under our equity line of credit and projected funds generated from sales of our locator products, would be sufficient to fund the Company's operations for the next twelve months. This belief assumed that the continuing availability of our equity line of credit and that the salary and consulting fee deferral programs described elsewhere in this report remained in effect and that certain of our employees would continue to accept a portion of their monthly salaries in shares of common stock of the Company. Recently, we determined that we may no longer be able to use our equity line of credit at all, or that there may be an extended delay before we are able to once again draw down funds under that facility. Accordingly, as of the date of the filing of this Form 10-QSB we believe that our cash flow from operations and available capital may not be sufficient to meet our current operating expenses and debt services requirements. The raising of additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. Failure to raise capital or generate sufficient sales to meet our creditor's demands as well as working capital for ongoing operations, could result in the Company's failure to continue as a going concern. In order for the Company to continue as a going concern management may be required to eliminate new research and development, and slow the pace of development of its existing business plan. Further, the Company may be required to attempt renegotiation of its debts or use applicable reorganization laws to restructure its debts. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended September 30, 2001.

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

Cash used in operations was approximately $852,000 for the nine months ended June 30, 2002 compared with approximately $3.0 million for the nine months ended June 30, 2001. The decrease in cash used in operations resulted significantly from closing of the San Jose facility, reductions in research staff and consolidation of offices in Scottsdale, Arizona. Additionally, management has sought to reduce cash uses wherever possible.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company had engaged PSI, and advanced approximately $400,000 to PSI, to build thyristors to be sold by National Scientific. At the time PSI was engaged, the Company obtained a security interest in a portion of the assets of PSI. Subsequent to the Company's legal actions, both PSI and its principal shareholder Chongkook John Rhee filed for bankruptcy protection under Chapter 11. Due to the bankruptcy proceedings, management cannot yet determine the amount, if any, or timing of any recovery.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2002, 100,000 restricted common shares were issued for consulting services at a total value of $30,600. In addition, 2,847,009 options were issued and 924,000 shares were issued in connection with the exercise of options granted under the 2000 Stock Option Plan. These options had an exercise price of approximately $0.13 per share, resulting in $119,690 of cash proceeds from the exercise to the Company. Also during the nine months ended June 30, 2002, 1,862,373 common shares were issued in connection with the draws under the equity line of credit. These draws yielded net cash proceeds of $161,873.

In late December 2001, the Board of Directors approved an extension and re-pricing of warrants that were to expire on December 31, 2001. Warrants to purchase approximately 1.32 million shares of common stock at a price of $1.50 were re-priced to be exercisable at $0.12 per share, and the exercise date was extended through January 31, 2002. Because the re-priced warrants were below market price, an expense of $118,800 was recognized during the quarter ended December 31, 2001, which takes into account all outstanding options and their potential exercise. Through March 31, 2002, warrants to purchase 770,500 common shares were exercised and the Company collected $92,460 in exchange for the issuance of restricted common shares.

During the six months ended March 31, 2001, approximately 1.3 million warrants were exercised at $1.00 each. These were a part of the 9,650,000 warrants issued in conjunction with our Private Offering of March 15, 1998. The remaining and unexercised warrants issued during this Private Offering expired on December 31, 2000. The shares sold under the various private placements were done so in reliance on the exemption provided by Sections 4 (2) and 4 (6) of the Securities Act of 1933 and Rule 506 of Regulation D. All warrants issued in connection with the 1998 private offering have either been exercised or have expired.

In addition, during the six months ended March 31, 2001, 100,000 restricted shares of common stock were issued to the Chief Operating Officer, in accordance with his employment agreement, and 15,000 shares were granted to a consultant for services rendered

On December 1, 2000,  the Board of  Directors  adopted a Stock Option Plan (2000
Plan). Under the terms of the 2000 Plan 7,000,000 common shares are available for issuance to qualified individuals under the 2000 Plan to encourage them to remain in the service of the Company and to promote its business and growth strategy.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.  None.

(b)      Reports on Form 8-K.

         On May 10, 2002, the Registrant filed a report on Form 8-K to report the sale of 240,000 shares of common stock by the Chairman of the Board, Mr. Lou L. Ross, and the loan of the proceeds to the Company.

         On July 29, 2002, the Registrant filed a report on Form 8-K to report the sale of 260,000 shares of common stock by the Chairman of the Board, Mr. Lou L. Ross, and the loan of the proceeds to the Company.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL SCIENTIFIC CORPORATION



August 14, 2002                              /s/ MICHAEL A. GROLLMAN
                                             -----------------------------------
                                             Michael A. Grollman
                                             President & Chief Executive Officer



                                             /s/ LOU L. ROSS
                                             -----------------------------------
                                             Lou L. Ross
                                             Chairman of the Board

                                INDEX TO EXHIBITS

Exhibit 10.1 Promissory Note Dated April 29, 2002 between National Scientific Corporation and Mr. Lou L. Ross, Chairman.

Exhibit 10.2 Promissory Note dated July 9, 2002 between National Scientific Corporation and Mr. Lou L. Ross, Chairman.

Exhibit 10.3 Consulting Agreement between Sam H. Carr and National Scientific Corporation.

Exhibit 10.4 Mutual Settlement and Release Agreement between Sam H. Carr and National Scientific Corporation.

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.