Form 10KSB
period 2002-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2003-01-06
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB
                                 --------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

       Revenues for the fiscal year ended September 30, 2002: $2,914.

       The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation's ("NSC's") common stock, as of December 20, 2002 was approximately $8,375,845 (based on the last sale price of such stock as reported by OTCBB Stock Market). The number of shares outstanding of the registrant's common stock, as of December 20, 2002 was 52,182,521.

       A portion of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

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

       Until early in calendar 2002, NSC's core business focused on the research and development of devices and designs that are intended to enhance the performance of various products commonly used in the semiconductor and electronics industries and in location services devices. We primarily designed products that we believe will have a broad application and acceptance in the commercial marketplace.

       We currently hold U.S. patents on six devices and designs and have several domestic and international patent applications pending. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor and electronics industries when appropriate funding is available.

       In February of 2002, we began to focus specifically on applications of electronic devices in the location services market. We also began to decrease our focus on semiconductor intellectual property, due primarily to difficult market conditions in the semiconductor area. We plan to continue our focus on location services devices for the foreseeable future. Much of our efforts since February 2002 have been devoted to licensing and developing technologies related to location services. We made our first sales of these products late in the fiscal year ending September 30, 2002, although most of the year has been devoted to developing new location products. We expect to continue product development in 2003, and to develop new sales channels and new customers for our location services products.

       In order to generate revenue to fund our business and implement our business plan, we had engaged in the business of distributing electronic and other semiconductor-related products to customers in Asia and the United States. In 2001, we discontinued those activities since they did not yield the margins we had originally projected. In the fiscal year ended September 30, 2002, we have focused on generating revenue through the development and sale of electronic devices for the location services market.

       NSC's net losses were $1,883,489 and $6,234,868 for the years ended September 30, 2002 and 2001, respectively. See "Part II, Item 7 - Financial Statements."

PRODUCTS

         Our location services products are made from several dozen or more semiconductor chips mounted on small boards and sold as complete products. These products are designed to provide the product user with information regarding the unit's current location. Some of the products report this information back to central locations, so that people or objects in the field can be tracked as they move from place to place. Many of our location products use Global Positioning Systems technology, commonly referred to as GPS technology. GPS technology was originally developed by the US Military, but is now in common use in many commercially available products, including those designed, manufactured, and sold by NSC.

         Our present offering of semiconductor devices and designs are based on principles and applications in the electronics and semiconductor industries. The majority of these devices and designs are based on semiconductor technology. Semiconductors are materials that are used in the manufacture of a wide variety of electronic devices. Semiconductors are usually manufactured in large batches and built upon platters referred to as wafers. Manufacturing of semiconductors using wafers is generally conducted in a facility known as a fabrication plant or a "fab". This manufacturing process of placing semiconductors on wafers results in a product better known as a silicon chip. Silicon chips are used in a variety of electrically powered and controlled devices, including computers, cell phones, domestic appliances and many other similar devices. Generally, the products described below are intended to reduce the power requirements or reduce the size of various electronic devices, and thus make them more efficient.

         The following paragraphs describe our existing location tools and semiconductor devices and designs, their intended function and the status of our present research and development efforts with regard to these technologies. No assurance can be made that we will be able to complete our research and development activities within the timeframes described below. It is possible that our research will reveal certain facts that will lead to our commercial abandonment of some or all of the technologies described below. It is also possible that other entities may produce technologies and/or products superior to our technologies and products before we are able to bring our products to market. Although we believe our patents provide protection for some of our inventions and ideas and prevent other entities from exploiting our patented technologies, our patents cannot prevent other entities from developing more innovative and superior technologies with greater commercial appeal.

         LOCATION TOOL PRODUCTS

         OVERVIEW OF THE GLOBAL POSITIONING SYSTEM (GPS)

         NSC's location products (excluding our "Gotcha" product) utilize Global Positioning System, or GPS, technology. GPS, first made available by the U.S. government for commercial use in 1983, is a worldwide navigation support system that allows users of GPS devices to determine their precise geographic locations using established satellite technology. The system consists of a number of satellites that orbit the earth. The network of satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system for all users is currently provided free of charge by the U.S. government.

         Reception of GPS signals from the satellites requires unobstructed visibility between the satellites and the receiver. GPS receivers generally do not work indoors and when a receiver is outside, buildings, hills and dense foliage may block reception. GPS receivers typically are very compact; it is not necessary to have a large dish antenna to receive GPS signals.

         Prior to May 2000, for reasons of national security the U.S. Department of Defense intentionally degraded GPS signals to civilian users allowing civilian users to only obtain accurate information regarding their geographic locations accurate as to within a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense eased restrictions on civilian use of GPS technology, allowing civilian users to now calculate their geographical positions to accuracy of 10 meters or less. This change in policy significantly improves the utility of GPS for many applications.

         FOLLOWIT(TM) TRACKING DEVICE. Followit is a small electronic device designed for the tracking of people or vehicles at a distance. NSC announced this device in March of 2002. The device fits in the palm of the hand. The unit contains a Global Positioning Chip (GPS Chip) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the US Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see Lobo(TM) below). The unit is designed and manufactured for NSC in Sweden by Followit, AB. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology. This unit is primarily used for tracking vehicles, but can be used to track people and other assets as well. NSC sold only a small number of these devices over the last 6 months.

         URBAN TRACKER II(TM). Urban Tracker II is a small electronic device designed for the tracking of people at a distance. NSC announced this device in March of 2002. The device fits in the palm of the hand, and is formed to resemble an eyeglasses case. The unit contains a Global Positioning Chip (GPS
Chip) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the US Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see Lobo(TM) below). The unit is designed and manufactured by NSC, with some components made in Sweden by Followit, AB. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is primarily intended for tracking people. NSC has only developed prototypes of this device, and has presented samples to various customers. NSC has not sold commercially significant numbers of this product to customers.

         STARPILOT(TM). StarPilot is an electronic device designed for reporting locations at a distance. NSC announced this device in June of 2002. The device is approximately eight inches long by three inches wide, and is intended for mounting inside a car or truck. The unit contains a small computer with a hard disk drive that operates on the commercially available Linux operating system. The unit also contains a Global Positioning Chip (GPS Chip) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the US Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see below). The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is intended for tracking vehicles, and for running applications designed by NSC customers who require a mobile general-purpose computer that can also perform tracking and reporting functions. We have only developed prototypes of this device, and have not chosen to ship commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various customers, who are evaluating it for inclusion in their own products.

         SHUTTLEFINDER(TM). Shuttlefinder is a small electronic device designed for the tracking of shuttle buses at a distance in a closed campus environment. NSC announced this device in November of 2002. The device fits in the palm of the hand, but is larger than a Followit unit by approximately 40%. The unit contains a Global Positioning Chip (GPS Chip) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the US Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small radio to transmit information back to a nearby central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see Lobo(TM) below) or it may be used with mapping software from other vendors. Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate, as long as the buses stay within the campus environment, due to the limited range of the radios in use. NSC can offer repeaters that can extend this range. NSC also offers kiosks that can be deployed near bus stops in order to display current bus locations. The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is primarily intended for tracking Shuttle buses. NSC has only developed prototypes of this device, and has presented informational samples to various customers, who are evaluating it. NSC has not yet shipped commercially significant numbers of this product to customers. NSC intends to market this product directly and through other sales channels, and to target advertising sales on the shuttle display kiosks as an additional form of revenue from the sale of this product.

         TRACKER IIR(TM). Tracker IIR is a small electronic device designed for the tracking of field personnel at a distance in a closed training field environment. NSC announced this device in October of 2002. The device fits in the palm of the hand. The unit contains a Global Positioning Chip (GPS Chip) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the US Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small radio to transmit information back to a nearby central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see below). Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate, as long as the users stay within the field environment, due to the limited range of the radios in use. NSC can offer repeaters that can extend this range. Tracker IIR uses a radio technology that can operate well in many difficult and remote locations. The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying, but may file for such claims in the future. This unit is primarily intended for tracking people. NSC has only developed prototypes of this device, and has presented samples to several customers, and has also engaged in competitive field trials with prospective customers using this product. This product is targeted primarily at military training related uses. NSC has not sold commercially significant numbers of this product to customers. NSC intends to market this product through direct sales to specialty clients.

         GOTCHA(TM). Gotcha is a small electronic device designed for the tracking of children in indoor and outdoor environments at short distances, typically less than 200 feet from the parent or guardian. NSC announced this device in November of 2002. The device consists of two parts, one about the size of a handheld pager that attaches to the parent and one the size of a bracelet that attaches to the child. The unit does NOT contain a Global Positioning Chip (GPS Chip), and is not effective at tracking location in all environments. Instead, the unit only reports a problem when the parent and child are separated by a distance that the parent sets up as "outside the safe zone." When the safe distance is exceeded, the unit sounds an audible alert to tell the parent that the child has wandered too far. It is then up to the parent to locate the wayward child. The unit is designed to work well indoors or outdoors, although working through walls will limit the unit's range. The tracker contains a small radio set used to transmit information between the parent and child. Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate. The unit is designed by NSC, with some components by other suppliers in the United States and elsewhere, including Scotland, which is envisioned to be the primary place of manufacture for this unit. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying, although it may file patent claims at a future date. This unit is primarily intended for parents trying to keep track of children in hectic environments, such as shopping malls. NSC has only developed prototypes of this device. NSC has not yet shipped commercially significant numbers of this product to customers. NSC intends to market this product through retail mass-market channels for less than $50.

         URBAN TRACKER IIK(TM). Urban Tracker IIK is a small electronic device designed for the tracking of people at a distance. NSC announced this device in October of 2002. The device is an NSC tracking device (see Followit above) and is formed into a child's backpack. The unit contains a Global Positioning Chip (GPS Chip) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the US Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see Lobo(TM) below). The unit is designed and manufactured by NSC, with some components made in Sweden by Followit, AB. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is primarily intended for tracking children going to and from places such as school. NSC has only developed prototypes of this device, and has presented samples to various customers and media outlets. NSC has not yet shipped commercially significant numbers of this product to customers. NSC intends to market this product through sales channels that cater to children's safety.

         LOBO TRACKING SOFTWARE(TM). Lobo is an internet-based mapping application that can be used to display the location on a computer screen of NSC locators in the field. Lobo(TM) is not sold as a standalone product, but instead is a service offered by NSC to purchasers of its cellular-phone based locators. NSC uses Lobo(TM) to make its locator offerings more attractive to customers. Lobo(TM) is in active use today by most customers using NSC's Followit products.

       PATENTS AND SEMICONDUCTOR PRODUCTS

       In addition to the more recent development of our location devices, during the past several years the Company has brought seven major research and development projects to the patent or patent application stage. NSC's first patent was awarded June 15, 1999. NSC's primary semiconductor and electronic device parent filings relate to the following invention areas:

--------------------------------------------------------------------------------
        DEVICE NAME                       USE AND FUNCTION OF DEVICE
--------------------------------------------------------------------------------

Heterojunction Bipolar          Used in the manufacture of digital circuits that
Transistor                      are found in devices  such as  cellular  phones,
                                personal  computers  and  automotive  circuitry.
                                Transistors   provide  electronic  control  over

--------------------------------------------------------------------------------
        DEVICE NAME                       USE AND FUNCTION OF DEVICE
--------------------------------------------------------------------------------

                                current flow, and are a part of many electronic circuits. Heterojunction bipolar transistors are used most frequently in power amplifier, radio frequency integrated circuits and other circuits.
--------------------------------------------------------------------------------

Monolithic Inductor             Used in a wide range of  electronic circuits for
                                telecommunications  applications. The inductor's
                                most common  application  is as a component of a
                                radio frequency circuit used to manipulate radio
                                waves into certain other electrical signals. The
                                inductor does this,  usually in conjunction with
                                a capacitor,  by producing an amplified  current
                                when stimulated by a specific frequency of radio
                                signal.
--------------------------------------------------------------------------------

Distributed Amplifier           Used  in  all  electronic products  that require
                                some   level   of   power   increase   such   as
                                telecommunications,      microwave,     internet
                                communications,    automotive   and   biomedical
                                products  as  well  as  automated  manufacturing
                                products.
--------------------------------------------------------------------------------

Static Random Access Memory     Used  in  digital  computing   devices  such  as
(SRAM) and TMOS(TM) Memory      microcomputers  and  workstations  and   battery
Core                            powered devices such as personal data appliances
                                and  cellular   phones  that  require  a  memory
                                function.
--------------------------------------------------------------------------------

Mode Dielectric Resonator       Used in many  applications  including  microwave
                                oscillators, narrowband microwave filters, radar
                                detectors,  speed guns,  automatic door openers,
                                cellular portable phones and global  positioning
                                satellites.    The   resonator's   most   common
                                application   is  as  a  component  of  a  radio
                                frequency circuit used to manipulate radio waves
                                into  certain  other  electrical  signals.   The
                                resonator does this by producing a current of predictable size when stimulated by a specific frequency of radio signal.

--------------------------------------------------------------------------------

High Frequency Wireless         Allows the  transmission and  reception of radio
Transceiver                     waves  and are  used in a  variety  of  wireless
                                devices.

--------------------------------------------------------------------------------


       We have applied for patents relating to these technologies, a number of which have already been issued. These include the following:

              1. On September 29, 1997, NSC filed a U.S. patent application for a Hetrojunction Bipolar Transistor (HBT). On September 8, 1998, NSC filed the Patent Cooperation Treaty international patent application for this device.

       U.S. Patent 5,912,481 was issued for this device on June 15, 1999. We were also successful in our Continuation in Process application on this device, as the United States Patent and Trademark Office issued us a patent on January 9, 2001 under US patent 6,171,920, covering intellectual property required to manufacture the transistor.

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

              The U.S. Patent Office issued a Notice of Allowance for this application on August 1, 2000. . The US Patent and Trademark Office issued us U.S. patent 6,169,467 for this device on January 2, 2001.

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

              NSC has filed patent applications for other semiconductor-related patents since 2000, including some improvement to the above existing devices, as well as for a DRAM version of its tunnel diode memory technology, as well as for a semiconductor-related manufacturing process improvement device relating to masks. The commercial importance of these inventions and the final disposition of these applications are uncertain.

OTHER STRATEGIC RELATIONSHIPS

       In January 2002, we signed an agreement with the Virtual Component Exchange ("VCX") whereby the bulk of our core designs and patents for Radio Frequency ("RF") devices will be available for purchase or licensure. VCX is an Internet based organization focused on producing Internet tools for trading intellectual property. This agreement expires December 31, 2002. VCX has placed a detailed description of many of our patents on their website for a fee. We will be contacted through VCX if there are parties interested in licensing or purchasing our patents. Once contacted, we will seek to negotiate a fair price for the license or sale of our patents. To date, no product licensing agreements have resulted from this effort with VCX.

       We executed two agreements in June of 2002 with Followit AB, a Swedish technology firm: (1) an international distribution agreement and (2) an intellectual property and patent cross-licensing agreement. The international distribution agreement, dated June 1, 2002, grants us exclusive distribution rights for the Followit locator product in the United States, Canada and Mexico. The Followit locator product uses the global positioning system (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals. Distributor prices were defined in the agreement and payment terms are letter of credit and net thirty (30) days from the receipt by the Company of a correct invoice. The contract automatically renews after one year unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period.

       The second agreement executed with Followit AB was a three-year intellectual property and patent agreement, which was entered into on May 24, 2002. The agreement calls for both parties to enjoy the first right of results regarding the licensing rights of technology developed by the other in the location services technology areas in which they cooperatively develop products. Under the agreement, neither party intends to jointly own any intellectual property that may result from cooperation on the locator products. However, both parties have agreed to a first right of refusal to any licensure of related intellectual property it develops during the term of the agreement. Either party may terminate the agreement with ninety (90) days written notice to the other party.

       In April 2002, we announced a new relationship with ESEMDE, Inc. ("ESEMDE"), a wireless virtual network operator. ESEMDE is obligated to provide Short Message Services ("SMS") to the Company's customers in North America. The Company's locator products utilize SMS message to transfer the GPS location data via an internal cellular phone to communicate the location of the locator device. The Company paid a connection fee to ESEMDE and will be billed a nominal monthly access fee per device, plus a charge for SMS services based upon the volume of messages transferred by ESEMDE each month. The agreement has a three-year term and may be terminated by either party with a ninety (90) day written notice. The Company provides a fixed number (typically several hundred) of messages with each locator device sold, the cost of which is included in the product's sales price. Additional message services for SMS message transfers may be purchased through the Company that in turn, will be billed to the customer. This relationship provides us a data transport platform so that our location devices will be able to roam throughout the United States without interruption. It also allows our customers to purchase packets of location transmissions and pay for actual usage, rather than purchasing a monthly service plan like some of our competitors. We believe this may provide some competitive advantage for some customer situations.

       In 2000 and 2001, we created strategic relationships to help develop our semiconductor-related products. One such relationship was with Ramtron, Inc to explore development of FRAM technology. As with most of our other semiconductor efforts, this has been suspended indefinitely due to market conditions. We also developed relationships with NMRC of Ireland, which are now inactive, and Temex of France, which are also now inactive.

SALES AND MARKETING

       We have researched the products and manufacturing processes available to the major semiconductor manufacturing companies. The results have generally confirmed our belief that the increased performance and efficiencies inherent in our products that are currently in various stages of design and development should be of interest to many sectors of the semiconductor manufacturing industry. However, we believe that the semiconductor market is now very depressed, and that timing is poor for licensing our current semiconductor products. Thus we have redirected resources over the last ten months to markets that we believe are experiencing growth today and that we can more effectively develop with our limited resources.

       MARKETING LOCATION BASED PRODUCTS

       We believe the products we are developing may become marketable quicker by licensing and/or partnering with companies that have complementary technologies. We have undertaken a search for candidates and are in the process of conducting investigations, technology evaluations and preliminary negotiations with potential licensees/partners. In April of 2002 we entered into an agreement with ESEMDE to provide us with messaging services for our location-based products. In June of 2002 we entered into several agreements with Followit AB of Sweden to provide NSC with location-based products (see "Other Strategic Relationships"). In late 2002, we entered into negotiations with Futurecom Global of Arizona to assist in the distribution of some of our key location services products. We also in late 2002 entered into negotiations with Electroconnect of Scotland regarding manufacturing of some of our location services products.

       We believe that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the RF wireless and semiconductor communications industry. Our staff interacts with customers during key stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with customer engineers and assists in the resolution of technical problems. We intend to assign a contract account manager to our largest customers, whose role will be to maintain regular contact with the customer to determine its product needs and concerns. Members of senior management also intend to be involved in managing relationships with significant customers.

       As is typical of other new technologies, similar to the semiconductor industry, our technologies can require lengthy "design-in" cycles for customer applications and extensive application engineering support. We support potential customers' design-in activities and consider such support an important element of our sales and marketing efforts.

       We are marketing our technologies worldwide through our internal sales resources including our web site and other contract-based marketing resources located throughout the US, Europe and Asia. Additionally, senior management devotes substantial time and effort to developing customer relationships and contracts.

       MARKETING SEMICONDUCTOR PRODUCTS

       We believe that the increased performance and efficiencies inherent in our devices, designs and process, if successfully developed, will be of interest to many key sectors of the semiconductor industry when that industry recovers more fully from its current depressed state. We believe our location products have a more immediate market in the current environment, because we believe these applications are less directly tied to the current depressed semiconductor industry environment. We therefore are focused today on location services products. We believe this industry is poised for growth that NSC may be able to participate in, at our current level of resources. This belief is based on a number of factors. First, FCC regulations regarding using the 911 systems with cellular phones to determine location accurately are becoming effective in 2003 and 2004. These regulations are forcing technology providers to develop technologies to achieve location services for mass markets. Second, current competition in this market is highly fragmented, creating many points of entry for a new participant such as NSC. Third, margins remain reasonably high, due to a lack of market consolidation and the complexity and diversity of customer requirements in the market. Fourth, NSC has experience in wireless and other radio based technologies, creating some competitive advantage in this market. Finally, as technology costs lower, we believe the market will experience continued growth.

       We intend to maintain key elements of our portfolio of semiconductor intellectual property because we believe there is substantial potential for the devices we might offer, if they are developed. The largest target market for our products is the electronic memory market, where worldwide sales of electronic memory devices (which could incorporate our products) are expected to be approximately $39.7 billion in 2001, according to Semiconductor Industry Association Annual Worldwide Market Forecast 2001-2004 (updated June 2001). According to Cahners In-Stat Group, a leading independent electronics industry research group, from a July 2000 report on wireless technology, the market opportunity for certain high frequency radio and baseband solutions will surpass $1.5 billion in shipments by the end of 2002 and grow to near $5 billion by 2005. The market sizes for our other devices and designs are more difficult to quantify, due to the numerous diverse applications and products that incorporate such devices and designs. However, we believe substantial markets exist for these devices and designs.

INDUSTRY

       The market for location based or a GPS-enabled product is projected to grow rapidly during the next few years. We believe that the following are among the key factors underlying the projected industry growth in both business and consumer markets:

       o improved accuracy of the GPS will lead to an increase in the functions of devices using GPS;

       o      additional   functions  capable  of  being  installed  in  devices
              addressing GPS applications;

       o      increased efficiencies in being able to track valuable assets;

       o the ability to provide relevant information (e.g. traffic reports, weather reports, location of stores and restaurants relative to the location of the vehicle) to occupants of passenger vehicles;

       o      the ongoing miniaturization of technology products; and

       o      The  trend  towards  combining   navigation,   communications  and
              information technologies in a single device for use in vehicles.

       We have concentrated primarily on vehicle or asset tracking segments of the markets associated with providing information to owners of vehicles or assets because of the current market opportunity. We believe that GPS technology will be fundamental to delivering the next generation of mobile vehicle services, including relevant and timely information and emergency assistance.

       Vehicle or Asset Tracking Real time information as to the location of a vehicle or asset, delivered by linking a GPS receiver to a device that is connected to a cellular network, allows the location of the vehicle or asset to be automatically transmitted to a base station via the Internet twenty-four hours per day. The user can, if needed, immediately contact an appropriate provider of emergency services. In addition, this allows those parties who are monitoring the location of the vehicle or asset to ensure that delivery and service fleet operations are using the most effective method of getting to a location, or to dispatch roadside assistance and emergency services, such as police or ambulances. The primary users include owners of expensive vehicles. This market is a component of the overall Telematics services market. Market consulting firm Frost and Sullivan in October of 2002 has reported that revenue from this market in 2001 exceeded $771.3M, and that the market will surpass
$2.1B by 2008. Emergency assistance mandates, such as the U.S. Federal Communications Commission's E911 initiative that require the manufacturers of cell phones and the providers of wireless communication to ensure that the location of a cell phone user can be determined with relative accuracy in emergency situations may also expand GPS wireless product opportunities.

       The electronics products industry is intensely competitive. NSC's wireless and memory technologies experience intense competition from numerous domestic and foreign companies. The Company may be at a disadvantage in competing with many of these competitors having significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations. The Company considers its TMOS(TM) Memory SRAM technologies to be competitive with existing SRAM CMOS memory technologies in high-density applications. Both low-density and high-density nonvolatile memory technologies are manufactured and marketed by major corporations possessing worldwide  wafer  manufacturing  and integrated  circuit  production  facilities
(e.g., Samsung, Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.) and by specialized product companies.

       Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because NSC's SRAM designs have certain higher performance characteristics (but at higher costs) than standard DRAM products, the Company considers only SRAM products by some select memory makers to be competitive with the Company's SRAM technologies. NSC considers its products to be competitive in certain applications with its SRAM technologies, such as those manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

       NSC's prospective licensees may market technologies that compete with NSC's wireless and memory products. To the extent that any of NSC's technologies achieve market acceptance, there can be no assurance that NSC's competitors will not be able to develop and offer competitive technologies or implement pricing strategies for memory and wireless technologies that could adversely affect NSC's business and operating results. NSC's ability to compete successfully depends on its ability to develop low-cost volume production of its technologies permitting its technologies to be sold at a price that is both competitive and profitable to NSC and on its ability to design technologies which successfully address customer requirements. NSC's ability to compete successfully also depends on factors beyond its control, including the rate at which customers incorporate the Company's technologies into their own technologies, the success of such customers in selling their technologies, the success of the Company's protection of its intellectual property, the success of competitors' technologies and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of NSC's technologies. There can be no assurance that NSC's memory and wireless technologies will not be supplanted in the future by competing technology or that NSC will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either memory or wireless technologies.

BUSINESS STRATEGY

       NSC's strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. NSC intends to utilize unique, patentable technologies and other technologies and provide these enhancements to the market place through joint venture licensing agreements with manufacturing firms. We do not intend to directly manufacture any of our own technologies. NSC intends to continue research and development efforts, including simulations and creation of working prototypes, where possible. Research and development will be accomplished through our on-going association with an independent lab, and test facilities at a major Arizona University, as well as through various partner organizations.

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

       NSC intends to grow through internal research and development and through strategic investments, alliances and acquisitions. Although NSC has invested significant resources in research and development activities, our limited resources, nominal revenue and continued losses make it impractical for the Company to pursue development of all technological solutions independently. Accordingly, NSC conducts ongoing analyses as a basis of investment, alliance and acquisition prospects that would compliment NSC's existing intellectual property or enhance NSC's technological capabilities.

       NSC's goal is to provide customers with a synergistic portfolio of component-level and device level semiconductor and electronic solutions for the industry's highest growth communications and related applications. NSC's strategic intent is to provide differentiated technologies for voice and data communications, cordless and cellular wireless telephony systems and emerging telephony, cable and wireless broadband communications networks by leveraging competencies in signal conversion, signal processing, communications algorithms and protocols and applications software.

       NSC's long-term strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. Our change in focus to the location services market will delay this strategy.

CUSTOMERS

       NSC customers for location-based products have been primarily private investigators. NSC has sold products to this group directly though its Internet website and through relationships with retail stores that specialize in tracking devices and related security technologies. NSC has also sold products to developers who are exploring adapting NSC hardware to meet custom solutions for specific markets. Its customers are primarily organizations operating in the United States and Canada. NSC has also issued proposals, but not consummated sales transactions, to a variety of other prospective customers including hospitals and airports and the U.S. Military. At the end of the fiscal year 2002 we had only sold a few of our location products and had only realized a small amount of revenue, but we intend to continue development and marketing efforts.

       NSC has a binding letter of intent with Siagri International, Inc. for the development of a specific frequency of the Company's Distributed Amplifier. It will be used as a component in Siagri's microwave generator devices. NSC is to receive royalties equal to 5% of the amplifier's contribution to the generator "gross sale price." To expedite the project, Siagri contracted with NSC's lead technical consultant, Dr. El-Sharawy, to design and build a prototype amplifier for use in their devices. The prototype was completed in the spring of 2002. Dr. Richard Besserman, MD, the CEO of Siagri, has disclosed Siagri's activity using the product developed by the Company is in the effectiveness of electromagnetic treatment in human medicine, veterinary medicine, food safety and agriculture. Revenues have not yet been realized from the Distributed Amplifier Product.

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

       Adverse determinations in any such litigation could result in the Company's loss of proprietary rights, subject NSC to significant liabilities to third parties, and require us to seek licenses from third parties or prevent us from selling or licensing NSC products and/or processes. This could have a material adverse effect on NSC's financial condition and results of operations. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all. See "FACTORS AFFECTING OPERATING RESULTS--PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS."

COMPETITION

         The market for communications and information products related to location-based services is highly competitive and the Company expects competition to increase. The Company believes that the principal competitive factors that will differentiate the various competitors in this marketplace will be product features, quality, customer service, brand, advertising, price positioning, time-to-market and availability. The market for GPS-based products is relatively recent as a direct result of the US Government's removal of the GPS based filters in May 2000 to allow for more accurate tracking. Most of the mid-size to larger companies in the vehicle tracking market have larger, cumbersome and more expensive devices and systems than the Company's. Many of the companies in the vehicle navigation market have expensive systems that are permanently installed into the vehicle and often involve a fee-based monthly subscription service. In addition, traditional GPS device vendors have been offering products to the marine, aviation and outdoors markets for several years. For its personal safety and locating products, the Company considers its principal competitors in the consumer market to be Wherify, Digital Angel and Child Guard. A large group of other small firms is trying to penetrate this market. For the Company's vehicle and asset tracking products, its principal competitors are Axiom Navigation, ALK, and Thales Navigation. There are approximately 100 smaller companies offering components of the products and services that the Company presently offers. There is significant competition from large competitors in the GPS/Navigation market, including General Motors-OnStar system. NSC has no current plans to directly compete with major automotive suppliers for in-vehicle navigation solutions, due to the level of resources required to successfully compete.

       NSC's competitors in the semiconductor sector are well established and, in some cases, have significantly greater resources. Although NSC believes that its products and processes are proprietary and protected by patents and/or patents pending, there is no assurance that NSC can compete successfully in the semiconductor and electronics markets. See "FACTORS AFFECTING OPERATING RESULTS--PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS."

RESEARCH AND DEVELOPMENT

       NSC has conducted several simulations and/or developed working prototypes of its products and processes that have yielded results that NSC believes differentiate NSC's products from those currently in the marketplace. NSC has sold several location products. NSC continues conduct research in several areas; especially in enhanced location services products. Part of that research effort includes additional testing and product refinement. There is no assurance that the test results will prove successful or that NSC will be able to develop new products or processes.

PERSONNEL

       As of the date of this report, NSC has three full time employees, as well as a number of part time relationships with contractors for certain services. Three employees work in the Scottsdale, Arizona corporate office. Management believes employee relations are good. None of NSC's personnel are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

       NSC leases 2,945 square feet of office space at 14455 North Hayden Rd., Suite 202 Scottsdale, Arizona 85260. The lease for the Scottsdale facility expires October 31, 2004 and is at a rental rate of $5,217 per month. Additionally, NSC leases 1,551 square feet of office space in San Jose, California for its research and development efforts. The San Jose lease expires August 31, 2003, is non-cancelable and is at a rental rate that ranges from $3,878 to $4,275 per month, plus increases in operating expenses. (See Item 3 below).

       Currently, the Company does not have a policy regarding investments in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

       The Company is a defendant in a lawsuit with a landlord of leased property that was vacated by the Company in 2001 as part of its corporate consolidation. The landlord has since subleased the property for a rate below that contracted by the Company. The landlord has initiated legal proceedings to collect the $19,397 that they allege is the sublease differential through the lease term, plus certain claimed damages. The Company is attempting to negotiate a settlement with the landlord, and does believe this settlement will have a material effect on its current financial presentation

       The Company is also a defendant in a lawsuit filed by Bowne of Phoenix, a financial printing company. Bowne is attempting to recover approximately $20,000 of fees charged for certain printing and other charges in connection with the Form SB-2 that was filed in October 2001, in addition to the $20,000 already paid by NSC for these services. The Company is attempting to negotiate a settlement with Bowne of Phoenix.

       Mr. Ross assigned his rights to certain amounts that may be recoverable from NetMind as partial payment for an amount advanced to him in 1999. The Company has filed a suit against NetMind to recover the investment, plus damages. Management is unable to determine the outcome of the suit.

       In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company had engaged PSI, and advanced approximately $400,000 to PSI, to build thyristors (an electronic component) to be sold by the Company. At the time PSI was engaged, the Company obtained a security interest in a portion of the assets of PSI. Subsequent to the Company's legal actions, both PSI and its principal shareholder Chongkook John Rhee filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2002, PSI and the Company agreed to a settlement of the secured claim against PSI in the form of a receiving a cash payment of approximately $100,000, expected in the first calendar quarter of 2003, together with certain other unsecured claims remaining. The cash payment is subject to a contracted sale of substantially all fixed assets of PSI and formal approval of the bankruptcy court.

       On November 13, 2000, the Company filed legal action against a former director and officer of Company and his spouse. The Company's complaint alleged that certain sales and subsequent purchases of the Company's common stock are in violation of Section 16(b) of the Securities and Exchange Act of 1934, 15 U.S.C.

Section 78p(b). The Company claimed that both the sale and purchase transactions were ordered and completed within a six-month restriction period. Section 16(b) of the Act requires that any profits realized by an officer and or director from the purchase and sale within a six month period are subject to disgorgement and must be returned to the Company. The Company asked for, and received an accounting of these transactions. The Company and the former director settled this case during fiscal 2002.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The principal United States market for NSC's common stock is the OTC Bulletin Board. The following is the high and low closing sale prices for NSC common stock:

FISCAL 2002                                              HIGH            LOW
                                                       ---------      ----------
Fourth Quarter (through September 30, 2002).........   $   0.160      $   0.078
Third Quarter (through June 30, 2002)...............   $   0.205      $   0.140
Second Quarter (through March 31, 2002).............   $   0.265      $   0.135
First Quarter (through December 31, 2001)...........   $   0.390      $   0.220

FISCAL 2001

Fourth Quarter (through September 30, 2001).........   $   0.810      $   0.215
Third Quarter (through June 30, 2001)...............   $   1.810      $   0.760
Second Quarter (through March 31, 2001).............   $   3.812      $   1.260
First Quarter (through December 31, 2000)...........   $   5.062      $   1.040


       The above prices presented are bid prices that represent prices between broker-dealers and do not include retail mark-ups and markdowns for any
commissions   paid  to  the  dealer.   These  prices  may  not  reflect   actual
transactions.

       The Company has not paid any dividends during the last two (2) fiscal years.

       There were 611 shareholders of record of NSC's common stock as of September 30, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

       NSC's business focuses on the research and development of devices and designs that are intended to enhance the performance of various products commonly used in the semiconductor and electronics industries and in location services devices. We primarily design products that we believe will have a broad application and acceptance in the commercial marketplace.

       We currently hold U.S. patents on several devices and designs and have several domestic and international patent applications pending, although most of our patent work is focused on protection in the United States today, due to the high cost of acquiring and maintaining patents in other markets. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor and electronics industries. Our business plan contemplates that we will generate revenue by entering into strategic joint venture licensing agreements, manufacturing agreements, development agreements and other arrangements with manufacturing firms and/or entities that will incorporate our technologies into their products. We believe our decentralized business model will enable us to add other operating divisions as we grow from our purely research and development roots into a research, development and production organization.

       Beginning in calendar 2002, we began to focus specifically on applications of electronic devices in the location services market. We also began to decrease our focus on semiconductor intellectual property, due primarily to difficult market conditions in the semiconductor area. We plan to continue our focus on location services devices for the foreseeable future.

       In order to generate revenue to fund our business and implement our business plan, we had engaged in the business of distributing electronic and other semiconductor-related products to customers in Asia and the United States. Recently, we discontinued those activities because they did not yield the margins we had originally projected. In the fiscal year ended September 30, 2002, we have focused on generating revenue through the development and sale of electronic devices for the location services market.

       Our revenue from our operations for the fiscal year ended September 30, 2001 was $882,715, which was attributable to our distribution business, compared with revenue of $2,914 for the fiscal year ended September 30, 2002, which was attributable to our locator device business. At September 30, 2002, we had an accumulated deficit of $20,805,336. Our net losses were $1,833,489 and
$6,234,868   for  the  fiscal  years  ended   September  30,  2002,   and  2001,
respectively.

       In October 2001, we entered into an equity line of credit agreement with a third party investor. Under the equity line, we have the option, at our discretion, to issue during a two-year term shares of our common stock to an investor at prices that are discounted from the fair market value on the date of issuance. Our ability to draw down amounts under this line of credit has been materially adversely affected due to the declining per share price of our common stock. As a result, the proceeds from this equity line of credit cannot be relied upon to fund our ongoing operations.

       In May 2001, we entered into a distribution agreement with Phoenix Semiconductor, Inc., which grants us the exclusive right to purchase and distribute electronic devices using Thyristor(TM) and related technologies. Thyristors are electronic components that protect many kinds of electronic circuits from damage resulting from power surges. Thyristors have been in production around the world for over 20 years. However, to date, Phoenix Semiconductor has been unable to produce thyristors up to our customer's specification in adequate quantity, and it is doubtful that we will sell thyristors manufactured in Phoenix Semiconductor's Tempe, Arizona plant in the near future, due in part of a bankruptcy filing by Phoenix semiconductor in May of 2002. We are in the process of taking alternative measures in recovering our investment in the thyristor technology from Phoenix Semiconductor, which includes the sale of some of the assets currently held by Phoenix Semiconductor that secure a portion of our investment. As a result, we filed suit against Phoenix Semiconductor in May of 2002. In August of 2002, we reached a preliminary settlement of this suit, which was entered into court record. NSC expects to recover approximately $100,000 net of legal fees from this investment before March 31, 2003.

       In January 2002, we signed an agreement with the Virtual Component Exchange ("VCX") whereby the bulk of our core designs and patents for Radio Frequency ("RF") devices will be available for purchase or licensure. VCX is an Internet based organization focused on producing Internet tools for trading intellectual property. This agreement expires December 31, 2002. VCX has placed a detailed description of many of our patents on their website for a fee. We will be contacted through VCX if there are parties interested in licensing or purchasing our patents. Once contacted, we will seek to negotiate a fair price for the license or sale of our patents. To date, no product licensing agreements have resulted from this effort with VCX, and NSC may or may not continue this relationship into the future.

       The introduction of our location-based products during fiscal 2002 has been a primary focus for the Company for the last ten months. We executed two agreements in June of 2002 with Followit AB, a Swedish technology firm: (1) an international distribution agreement and (2) an intellectual property and patent agreement. The international distribution agreement, dated June 1, 2002, grants us exclusive distribution rights for the Followit locator product in the United States, Canada and Mexico. The Followit locator product uses the global positioning system (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals. Distributor prices were defined in the agreement and payment terms are letter of credit and net thirty (30) days from the receipt by the Company of a correct invoice. The contract automatically renews after one year unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period.

       The second agreement executed with Followit AB was a three-year intellectual property and patent agreement, which was entered into on May 24, 2002. The agreement calls for both parties to enjoy the first right of results regarding the licensing rights of technology developed by the other in the location services technology areas in which they cooperatively develop products. Under the agreement, neither party intends to jointly own any intellectual property that may result from cooperation on the locator products. However, both parties have agreed to a first right of refusal to any licensure of related intellectual property it develops during the term of the agreement. Either party may terminate the agreement with ninety (90) days written notice to the other party.

       In April 2002, we announced a new relationship with ESEMDE, Inc. ("ESEMDE"), a wireless virtual network operator. ESEMDE is obligated to provide Short Message Services ("SMS") to the Company's customers in North America. The Company's locator products utilize SMS message to transfer the GPS location data via an internal cellular phone to communicate the location of the locator device. The Company paid a connection fee to ESEMDE and will be billed a nominal monthly access fee per device, plus a charge for SMS services based upon the volume of messages transferred by ESEMDE each month. The agreement has a three-year term and may be terminated by either party with a ninety (90) day written notice. The Company provides a fixed number (typically several hundred) messages with each locator device sold, the cost of which is included in the product's sales price. Additional message services for SMS message transfers may be purchased through the Company that in turn, will be billed to the customer. This relationship provides us a data transport platform so that our location devices will be able to roam throughout the United States without interruption. It also allows our customers to purchase packets of location transmissions and pay for actual usage, rather than purchasing a monthly service plan like some of our competitors.

       Shipment and sales of our Followit product began in the last quarter of fiscal 2002. We are continuing to focus on marketing and modification and development of our location based products. Management is devoting the majority of its effort toward location product development and marketing, and will continue to do so in the foreseeable future.

       In December of 2002, the Company entered into an agreement with Electroconnect of Scotland to produce a prototype and then manufacture our Gotcha device. This agreement is based on NSC paying for units as ordered, and does not require minimum purchase amounts.

       In December 2002 the Company entered into an agreement with Futurecom Global, Inc. (FCG) of Arizona to assist in the marketing distribution of its location tools products. This is a one-year agreement, renewable for up to two additional years. The agreement calls for FCG to market NSC Followit, StarPilot, and Gotcha products through media and trade shows, as well as through networks of sales representatives in a variety of consumer marketplaces, including general retail. This agreement may be extended to include stocking of NSC products by FCG. The agreement does not call for minimum purchase amounts.

PATENTS AND PROPRIETARY RIGHTS

       NSC relies heavily on its patents and trade secrets as a defense against competitors introducing infringing technologies that will compete with our memory and wireless technologies. Although we intend to enforce our patents and trade secrets aggressively, there can be no assurance that we will be able to enforce our patents or that we Company will have the financial resources necessary to adequately enforce our patent and trade secret rights. This would materially adversely affect NSC's business and operating results. We are aware, because others have obtained patents covering numerous semiconductor designs or processes, that we operate in a competitive environment in which it would not be unlikely for a third party to claim that certain of our present or future technologies may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, we may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's technologies. NSC's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on NSC. NSC has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its memory and wireless technologies, and NSC has other patents and patent applications involving its technology pending.

       In addition to prosecuting patents, NSC protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with vendors, visitors and technical employees.

       NSC believes its inventions are of fundamental importance to its memory and wireless technology portfolio and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of NSC's inventions. There is evidence that other companies are seeking to develop and patent technology similar to NSC's technologies. Furthermore, other companies may seek to reverse engineer NSC's technologies.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2002 AND 2001

       We generated $2,914 and $882,715 of revenue for the fiscal years ending September 30, 2002 and 2001, respectively. Although we reported revenues of $882,715 during the fiscal year ended September 30, 2001 these revenues were derived from our distribution activities. As of the date of this report we have ceased such activities. We had no significant revenues in our 2002 fiscal year. Sales for the year ended September 30, 2002 represent the sale and delivery of some of our location based products, principally our Followit products.

       Research and development expenditures decreased to $154,548 for the fiscal year ended September 30, 2002, from $1,589,005 for the fiscal year ended September 30, 2001. The decrease in research and development costs in the fiscal 2002 was primarily attributable to the consolidation of research and development facility in San Jose, California which occurred in 2001, and the cessation of significant research in the semiconductor sector. The semiconductor industry has not fared well in the last two years, and the Company has reacted to suspend most research and development expenditures in the semiconductor sector, and focus most of its limited research and development resources on its location tools products and applications.

       Costs and expenses decreased significantly to $1,906,035 in fiscal 2002 from $6,346,393 in fiscal 2001. Salaries and benefits were reduced to $624,069 in fiscal 2002, down from $1,040,777 in 2002. Included in salaries and benefits expenses are amounts deferred by executives. Beginning January 1, 2002, members of management voluntarily agreed to reduce their cash salaries by 20%. The 20% deferred compensation has been included in salaries and benefits expense. In addition, beginning mid-August 2002, we no longer had resources to pay cash payroll. As a result, members of management have continued to work without cash payment since that time, and payroll due the employees has been included in accrued liabilities. At September 30, 2002, we had three full time employees. At September 30, 2001, we had six full time employees.

       Stock compensation declined to $460,168 in fiscal 2002 from $2,173,592 in fiscal 2001. In fiscal 2002, the majority of the stock compensation expense relates to the issuance of vested options to employees and consultants at an exercise price that was below the then-current market value. These options were granted in order to conserve operating cash. In fiscal 2001, we granted options to several research scientists involved in research and development in our San Jose office. In addition, we issued restricted common stock as payment for research, consulting and capital formation expenses that totaled approximately $309,641 in fiscal 2001 in order to conserve cash during the period.

       In July, two members of the Board of Directors, William J. Keilen and Sam
H. Carr resigned from the Board, as the Company was not capable of maintaining insurance for directors and officers' liability. Mr. Carr also resigned as an officer of the Company as of July 30, 2002. Effective August 1, 2002, Mr. Carr and the Company executed an independent consulting agreement whereby Mr. Carr was contracted to manage the financial operations of the Company. On November 1, 2002 the contract was amended to eliminate Mr. Carr's ongoing responsibilities to manage financial operations, and discontinue our obligation to pay Mr. Carr for such duties. The Company has paid Mr. Carr for ongoing new services related to finance reporting he delivered in December 2002, although back wages and contractor charges from Mr. Carr to the Company remain due to him, as reflected in the Company's financial statements.

       Consulting fees, related party, were terminated early in fiscal 2001. For the first two months of fiscal 2001, all personnel were paid as independent consultants. Effective December 31, 2001 and beyond, full time employees were paid as employees and their salaries and benefits were included as salaries and benefits for financial reporting purposes.

       Other expenses also declined in fiscal 2002 to $667,250 from $1,121,011 in fiscal 2001. The reduction in expenses is a result of the reduction in costs relating to the reduction in personnel, the consolidation of the San Jose office into our Scottsdale facility reducing rent and other related costs, reduction in legal expenses, and contract services.

       During fiscal 2002 the Company determined that the value of certain computer and other equipment previously utilized in their San Jose office for research and development was impaired. The Company reserved for the asset impairment and expenses totaling approximately $64,000.

LIQUIDITY AND CAPITAL RESOURCES

       NSC has not been profitable and has experienced negative cash flow from operations due to its development stage, substantial on-going investment in research and development efforts. Consequently, NSC has been dependent on private placements of equity to fund cash requirements.

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

       In March 2001, we established a line of credit with Wells Fargo HSBC Trade Bank totaling $500,000. The line of credit was collateralized with deposits at Wells Fargo Bank. Borrowings under the line of credit bear interest at the prime rate of Wells Fargo Bank, National Association. At September 30, 2001, there was $430,000 outstanding under this line of credit. At September 30, 2002 the entire line of credit had been repaid, and the line of credit had been terminated.

       In May 2001, we entered into a common stock purchase agreement with Coriander Enterprises Limited, a British Virgin Islands corporation, for the future issuance and sale of shares of our common stock. A registration statement filed with the Securities and Exchange Commission was declared effective on October 11, 2001. This stock purchase agreement established an equity line of credit. Under this arrangement, we at our sole discretion, were to make up to 24 draw down requests over a two year period, pursuant to which Coriander Enterprises was obligated to purchase up to $24 million of our common stock, at prices that will vary based upon the market price of the common stock. As of August 2002, changes in the market price and/or trading volume of our common stock have terminated our ability to draw down funds under the equity line of credit.

       On April 29, 2002 Mr. Lou Ross, Chairman of the Board, sold 240,000 shares of common stock in the Company. The proceeds (net of sales commissions) of $41,125 were loaned to the Company. The loan, which bears 6% interest per annum, is payable in twelve monthly installments of $3,649 beginning October 29, 2002. In July 2002, Mr. Lou Ross, Chairman of the Board, sold 260,000 shares of common stock in the Company. The proceeds (net of sales commissions and approximately $4,000 withheld by Mr. Ross for taxes) of approximately $34,000 were loaned to the Company. The loan, which bears 6% interest per annum, is to be repaid in twelve installments of $3,022 beginning February 28, 2003. The Company is not current on its payments for either of these Notes.

       During the fiscal years ending September 30, 2002 and 2001, NSC issued 100,000 and 205,000 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. During fiscal 2002, the Company granted 788,009 options to NSC consultants to purchase shares of NSC's common stock. The options granted had exercise prices ranging from $.05 per share to $.27 per share. The exercise prices were generally below market on the date of grant, and vested. We granted these options as a means of compensation to consultants to conserve operating cash. During fiscal 2001, substantially all option grants were issued to employees.

       As of September 30, 2002, the Company's cash and cash equivalents totaled $1,405 and total current assets were $18,752. NSC has recently initiated product-marketing efforts after several years of research and development and has not yet reached break-even in terms of both cash flow and profitability. The Company has no long-term debt as of September 30, 2002. However, current liabilities at September 30, 2002 totaled $840,536.

       In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants. As of December 18, 2002 the Company had raised $320,000 and will issue shortly 7,875,000 shares of restricted common stock and grant 3,200,000 warrants to purchase common stock at an exercise price of $.30 or $.50 per share. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

       We have an accumulated deficit of approximately $20.8 million as of September 30, 2002 and expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. We have financed our operations primarily through the sale of common stock, granting of options, and warrants in the public and private markets.

       The Company did not pay cash wages to its Officers and Directors from September 2002 through November 2002. The portion of these unpaid wages incurred in the fiscal year ending September 30, 2002, is included in the Company's financial statements. The Officers and Directors affected have verbally agreed not to demand immediate payment of these back wages. In December of 2002, the Company began to pay a portion of its on-going wage obligation to current staff, including Officers, Directors, and some independent contractors, but has chosen to not yet pay back wages incurred prior to December 2002, due to limited cash resources.

       At September 30, 2002, we believed that our current working capital, together with the proceeds of our most recent private placement and projected funds generated from sales of our locator products, would be sufficient to fund our operations for the next twelve months. This belief assumes the salary and consulting fee deferral programs described elsewhere in this report remain in effect and that certain of our employees would continue to accept a portion of their monthly salaries in options or shares of common stock. However, we may be required to raise additional capital in equity markets, as we may no longer be able to use our equity line of credit to raise capital. Our ability to raise additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. Failure to raise capital or generate sufficient sales to meet our creditor's demands as well as working capital for ongoing operations could result in our failure to continue as a going concern. In order for the Company to continue as a going concern management may be required to eliminate new research and development, and slow the pace of development of its existing business plan. Further, the Company may be required to attempt renegotiation of its debts or use applicable organization laws to reorganize its debts.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

       IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE MAY NEVER BE PROFITABLE

       We have experienced significant losses and negative cash flows from our research and development endeavors since we began such activities in 1996. As of September 30, 2002, we had an accumulated deficit of $20,805,336. We had no revenues for the fiscal years ended September 30, 1999 and 2000. Although we reported revenues of $882,715 during the fiscal year ended September 30, 2001 these revenues were derived from our distribution activities. As of the date of this report we have ceased such activities. We had no significant revenues in our 2002 fiscal year. The future profitability of our business will depend primarily on our ability to generate revenues from the sale of our products and the licensing of our technology. If our revenue grows at a slower rate than we anticipate or if our expenditures exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability. Our auditors have issued going concern opinions on our financial statements for the fiscal years ending September 30, 2001 and 2002.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND WE NEED ADDITIONAL CAPITAL

       We changed our business emphasis in 2002 and we don't know if our products will achieve significant levels of marketing acceptance. Our business is subject to all of the problems, expenses, delays and risks inherent in the establishment of a business enterprise including limited capital resources, possible delays in product development, uncertain market acceptance and the absence of operating history. Therefore, we aren't sure that our business or products will be successful or that we will be able to achieve or maintain profitable operations. We may encounter unforeseen difficulties that may deplete our limited capital resources more rapidly than anticipated.

       We will likely be required to make significant product development and spend additional money to maintain and expand our marketing efforts. We will need to seek additional equity financing to provide the necessary capital for these efforts. The timing and amount of any capital requirements cannot be predicted at this time. We can't be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, develop new products or penetrate existing markets at the rate desired and our ability to continue in business may be jeopardized.

WE ARE SUBJECT TO NUMEROUS MARKET RISKS THAT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

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

WE RELY ON A LIMITED NUMBER OF PRODUCTS

       All of our products are based on applications in the electronics industry. Although the applications vary from product to product, a decline in the market demand for our products as well as the products of other companies utilizing our products would have a significant adverse impact on NSC.

COMPETITORS HAVE TECHNOLOGY THAT MAY HAVE AN IMPACT ON OUR MARKETING EFFORTS

       The patented technology used in our business is relatively new but we have no assurance that advances in competitive technology or other developments would not have a significant impact on the industry. There is no assurance that competitors will not develop better equipment that performs the same function at a lower price or more efficiently. We are aware of certain developments by competitors that may have an impact on our business. Our results may vary in the future due to a number of reasons, including:

       The development of competing technology;

       Costs of product development;

       Results of strategic agreements with partners;

       Technical difficulties;

       Our ability to attract, retain and motivate qualified personnel;

       General economic conditions, and

       The impact of competitor(s) products and services.

OUR PRODUCTS ARE SUBJECT TO MANUFACTURING RISKS

       If we or any of our strategic partners experience problems with the complex manufacturing processes of our devices and products, we will not be able to accurately forecast manufacturing yields and costs, which will in turn negatively impact our ability to operate profitably and the value of our stock.

       The manufacturing processes of our devices and products involve numerous complex steps. Minor deviations can cause losses from the manufacturing process, and in some cases, cause production to be suspended. The complex manufacturing process of our products makes it extremely difficult to accurately forecast manufacturing yields and costs and will likely become even more complex as the complexity of manufacturing our technologies increases. Our forward product-pricing model includes assumptions of improving manufacturing yields and, as a result, material variances between projected and actual yields will have a direct effect on our gross margins, profitability and financial condition. Our failure to accurately forecast manufacturing yields and costs could result in decreases in profitability and a corresponding decline in our stock price.

WE CAN'T PREDICT WHETHER OUR MARKETING EFFORTS WILL BE SUCCESSFUL

       We are dependent on our ability to market our products to manufacturers that can use our technologies to their benefit. We must increase the level of awareness of our products. We will be required to devote substantial management and financial resources to our marketing efforts and we don't know if these efforts will be successful.

THE  SEMICONDUCTOR  AND ELECTRONICS  MARKETS  EXPERIENCES  WIDE  FLUCTUATIONS IN
DEMAND

       We may experience cyclical fluctuations in the demand and supply for our products, which may cause a decline in our sales or the prices of our products and a corresponding decline in our revenues and profitability.

       The  electronics   industry   historically   has   experienced   cyclical
fluctuations with respect to the demand and supply for its products. These fluctuations are caused by:

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

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS ARE HARD AND COSTLY TO DEFEND

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

IF WE ARE DELISTED FROM THE OTC BULLETIN BOARD OR OUR COMMON STOCK IS SUSPENDED FROM TRADING, WE MAY HAVE TO SIGNIFICANTLY CURTAIL OR CEASE OUR OPERATIONS AND ALTER OUR BUSINESS PLAN

       If we are unable to meet the requirements set forth by the NASD for companies listed on the OTC Bulletin Board or its related trading services, such as BBX, we maybe unable to raise capital. Additionally, if the NASD suspends trading in our common stock for any reason, we would not be able to raise sufficient capital, and we may be required to significantly curtail or cease our operations.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH MAY SUBSTANTIALLY INCREASE THE RISK OF LOSS TO OUR STOCKHOLDERS

       We have a limited trading market for our common stock, and our common stock has experienced price volatility. In fiscal 2001, our stock price ranged from a high of $5.06 to a low of $0.22 per share, and in fiscal 2002 our stock price ranged from a high of $0.44 to a low of $0.07. The inability to sell NSC shares in a rapidly declining market may substantially increase your risk of loss due to potential illiquidity and the possibility that our common stock may suffer greater declines.

FAILURE TO PROTECT OUR PROPRIETARY RIGHTS WILL SUBSTANTIALLY IMPAIR OUR ABILITY TO GENERATE PROFITS

       The objective of our business model is the successful commercial exploitation of a portfolio of patented and patent pending technologies as well as other unpatented products. Failure to protect our proprietary rights could impair our ability to generate profits and harm our strategic relationships and partnerships. In the high-tech industry, intellectual property is an important asset that is always at risk of infringement. We may incur costs to obtain patents and defend our intellectual property and rely upon the laws of the United States and of foreign countries in which we develop, license, manufacture, or sell our products to protect our proprietary rights. However, there can be no assurance that other parties will not challenge, invalidate or circumvent our proprietary rights. Infringement upon our proprietary rights by a third party could result in uncompensated lost market and revenue opportunities for us.

WE DEPEND ON THIRD PARTIES

       Our success depends in part on retaining and establishing third party relationships in new markets including international markets. If we are unable to establish or maintain adequate third party relationships, we may not be able to expand our business. This in turn could seriously harm our business, financial results and financial condition.

THIRD PARTIES MAY INFRINGE ON OUR PATENTS

       We cannot assure you that third parties will not in the future infringe on our intellectual property or claim infringement by NSC with respect to current or future intellectual property. These claims of infringement and the litigation, whether successful or not, are expensive and if we do not prevail could seriously harm our business, results of operations or prospects.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Reference is made to information contained under the heading "Election of Directors" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2003.

       Directors hold office until the next succeeding annual meeting of shareholders, and until their successors have been elected and qualified.

       The directors, executive officers, significant employees and consultants of NSC, their respective ages and positions with NSC are as follows:

       Name                      Age    Position
       ----                      ---    --------

       Lou L. Ross.............   73    Director, Chairman-Emeritus of the Board
       Michael A. Grollman.....   41    CEO, President, Chairman of the Board of
                                        Directors
       Graham L. Clark.........   47    Vice President Technology Applications &
                                        Sales, Director

       DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT ADVISORS

       LOU L. ROSS serves today as a Director and as Chairman-Emeritus of the Company's Board. He has been a Director since 1996 and assumed President and CEO duties in March 1998. Mr. Ross resigned as CEO of NSC in January of 2002, and also resigned as an employee of NSC in January of 2002, and became a contract consultant for NSC. He resigned as Chairman of the Board in December 2002. From 1970 to 1975, Mr. Ross served as Chairman and CEO of Intel Malaysia, established Intel's Manila plant and started Intel's military products operation. From 1976 to 1996, Mr. Ross served in a management capacity for various electronics manufacturing firms, including Labelab and Advanced Semiconductor Engineering
(ASE), where he was a Founder, as well as General Manager and Executive Vice President.

       MICHAEL A. GROLLMAN. Michael Grollman first became Chief Operation Officer in October 2000. We appointed Mr. Grollman our President in April 2001, Chief Executive Officer in January of 2002, and Chairman of the Board in December 2002. From 1998 to September 2000, Mr. Grollman served as Regional Service Director of MicroAge, Inc., a company that provides customer-configured technology solutions to businesses. He served as General Manager, Executive Vice President and Chief Technology Officer for Advanced Information Systems from 1987 to 1998. Mr. Grollman received his Bachelor of Science degree in chemistry from the State University of New York. He received his MBA from Arizona State University in November 2001.

       GRAHAM L. CLARK. Graham Clark joined the Company in early 2001 as leader of the sales organization. He became Vice President of Technology Applications & Sales for National Scientific in the spring of 2002, and a Director in August of 2002. Before joining National Scientific, Mr. Clark was the General Manager of the Billet Precision Engineering Group, a privately held start-up manufacturing company providing custom engineering and manufacturing solutions to the semiconductor industry and other related industries. Prior to his tenure with Billet, he worked as Corporate General Manager for Amtech Systems, a publicly traded semiconductor equipment manufacturer. Six years prior, he was a founder and senior partner of GC Technology, a private representative organization for semiconductor capital equipment.

       BOARD OF DIRECTORS

       The Board of Directors was made up of five members during substantially all of fiscal 2001. Lou L. Ross has been Director since February 1998. Michael
A. Grollman and Sam H. Carr were both appointed as Directors in November 2000. Charles Martin and William Keilen were also elected Directors at the annual shareholders' meeting held in February 2002. During the spring of 2002 Mr. Martin resigned his position of Director. In August 2002, Mr. Carr and Mr. Keilen resigned as Directors. At that time, the Board appointed Graham L. Clark as a Director. Currently, the Board of Directors consists of three members, Mr. Lou L. Ross, Chairman-Emeritus, Michael A. Grollman, Chairman, and Graham L. Clark, Director.

       DIRECTOR COMPENSATION

       Reference is made to information contained under the heading "Executive Compensation" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2003, which information is incorporated herein.

ITEM 10. EXECUTIVE COMPENSATION

       Reference is made to information contained under the heading "Executive Compensation" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2003, which information is incorporated herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is made to information contained under the heading "Voting Securities and Principal Holders" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to filed with the Securities and Exchange Commission on or before January 30, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is made to information contained under the heading "Certain Transactions" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit
     Number      Description
     -------     -----------

       99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

--------------
    * Incorporated by reference from the Company's Form 10-SB dated February 14, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NATIONAL SCIENTIFIC CORPORATION

Date:  January 1, 2003       By: /s/ L. L. Ross
                                 -----------------------------------------------
                                 L. L. Ross
                                 Director & Chairman-Emeritus Of The Board

                             By: /s/ Michael A. Grollman
                                 -----------------------------------------------
                                 Director, Chief Executive Officer, and Chairman

                             By: /s/ Graham L. Clark
                                 -----------------------------------------------
                                 Director, Vice President of Technology
                                 Applications & Sales

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Public Accountants..................................  F-2
Balance Sheets............................................................  F-3
Statements of Operations..................................................  F-4
Statements of Shareholders' Equity........................................  F-5
Statements of Cash Flows..................................................  F-10
Notes to Financial Statements.............................................  F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
National Scientific Corporation

       We have audited the accompanying balance sheets of National Scientific Corporation (a development stage Company) as of September 30, 2002 and 2001, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2002 and for the period from September 30, 1997 (inception of development stage) to September 30, 2002. These financial statements are the responsibility of the National Scientific Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2002 and from September 30, 1997 (inception of development stage) to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

       The accompanying financial statements have been prepared assuming that National Scientific Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, National Scientific Corporation is in the development stage, has not yet generated significant revenues and is dependent upon raising capital from investors. Additionally, National Scientific Corporation has incurred aggregate losses during the past two years of over $8,100,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Hurley & Company


Granada Hills, CA
December 18, 2002

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           September 30, 2002 and 2001

                                                             2002             2001
                                                         ------------    ------------
                      ASSETS

Current Assets:
  Cash and cash equivalents                              $      1,405    $    604,761
  Inventory                                                    14,916          20,000
  Loan to officer                                                  --         100,000
  Other assets                                                  2,431          21,358
                                                         ------------    ------------
     Total current assets                                      18,752         746,119

Property and equipment, net                                    45,007         135,836
Deferred offering costs                                            --         193,015
Deposits                                                        5,031              --
                                                         ------------    ------------
                                                         $     68,790    $  1,074,970
                                                         ============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                  $    765,457    $    326,367
  Line of credit                                                   --         430,000
  Notes payable                                                75,079              --
                                                         ------------    ------------
     Total current liabilities                                840,536         756,367
                                                         ------------    ------------
Total liabilities                                             840,536         756,367
                                                         ------------    ------------
Commitments and contingencies                                      --              --

Shareholders' equity (deficit):
Common stock, par value $.01; 120,000,000
  shares authorized, 51,587,062 and 47,367,498
  shares issued and outstanding at
  September 30, 2002 and 2001, respectively                   515,871         473,675
  Additional paid-in capital                               19,412,922      17,966,208
  Stock options exercisable                                   104,797         800,567
  Accumulated deficit                                     (20,805,336)    (18,921,847)
                                                         ------------    ------------
     Total shareholders' equity (deficit)                    (771,746)        318,603
                                                         ------------    ------------
                                                         $     68,790    $  1,074,970
                                                         ============    ============

      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Years Ended September 30, 2002, 2001, and Development Stage

                                                                                Development
                                                    2002            2001           Stage
                                               --------------------------------------------
Revenues                                       $      2,914    $    882,715    $    885,629
Cost of Sales                                         1,889         869,750         871,639
                                               ------------    ------------    ------------
Gross profit                                          1,025          12,965          13,990

Costs and expenses
  Salaries and benefits                             624,069       1,040,777       1,738,552
  Research and development                          154,548       1,589,005       3,628,834
  Stock compensation                                460,168       2,173,592       2,789,036
  Consulting fees, related party                         --         422,008       8,158,323
  Other                                             667,250       1,121,011       2,258,058
                                               ------------    ------------    ------------
  Total costs and expenses                        1,906,035       6,346,393      18,572,803
                                               ------------    ------------    ------------
Loss from operations                             (1,905,010)     (6,333,428)    (18,558,813)

Other income (expense)
  Interest and other income                             584         105,441         178,972
  Gain on settlement                                 89,403              --          89,403
  Interest expense                                   (1,874)         (6,881)        (25,071)
  Loss on disposal of assets                         (2,405)             --         (30,960)
  Loss on impairment of equipment                   (64,187)             --         (64,187)
                                               ------------    ------------    ------------
                                                     21,521          98,560         148,157
                                               ------------    ------------    ------------
Loss before income tax benefit                   (1,883,489)     (6,234,868)    (18,410,656)
Income tax benefit                                       --              --              --
                                               ------------    ------------    ------------
Net loss                                       $ (1,883,489)   $ (6,234,868)   $(18,410,656)
                                               ============    ============    ============

Net loss per common share, basic and diluted   $      (0.04)   $      (0.13)
                                               ============    ============


      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       For the Years Ended September 30, 2002, 2001 and Development Stage

                                          COMMON STOCK           PREFERRED STOCK
                                     ----------------------   ---------------------    ADDITIONAL
                                      NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN      ACCUMULATED
                                       SHARES       VALUE      SHARES       VALUE       CAPITAL        DEFICIT        TOTAL
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------

Balance, September 30, 2001          47,367,498   $ 473,675          --   $      --   $18,766,775   $(18,921,847)  $   318,603

Stock issued for services @ $0.306      100,000       1,000          --          --        29,600             --        30,600

Issuance of stock under equity
  line of crdit                       2,122,064      21,221          --          --       393,603             --       414,824

Exercise of warrants                    770,500       7,705          --          --        84,755             --        92,460

Exercise of options                   1,477,000      14,770          --          --       154,762             --       169,532

Loan payment by officer                (250,000)     (2,500)         --          --       (97,500)            --      (100,000)

Grants of options and warrants, net          --          --          --          --       185,724             --       185,724
Net loss                                     --          --          --          --            --     (1,883,489)   (1,883,489)
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 2002          51,587,062   $ 515,871          --   $      --   $19,517,719   $(20,805,336)  $(  771,746)
                                     ==========   =========   =========   =========   ===========   ============   ===========


      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       For the Years Ended September 30, 2001, 2000 and Development Stage

                                          COMMON STOCK           PREFERRED STOCK
                                     ----------------------   ---------------------    ADDITIONAL
                                      NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN      ACCUMULATED
                                       SHARES       VALUE      SHARES       VALUE       CAPITAL       DEFICIT         TOTAL
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 2000          47,195,768   $ 471,958          --   $      --   $15,086,920   $(12,686,979)  $2,871,899

Stock issued for services
Stock issued for services @ $1.66       100,000       1,000          --          --       164,600             --      165,600
Stock issued for services @ $1.55        15,000         150                                23,070             --       23,220
Stock issued for services @ $4.32         5,000          50                                21,550             --       21,600
Stock issued for services @ $1.32        75,000         750          --          --        98,475             --       99,225
Stock issued for services @ $0.51        10,000         100                                 5,030             --        5,130

Exercise of warrants and options      1,291,730      12,917          --          --     1,278,813             --    1,291,730

Amortization of stock compensation           --          --          --          --     3,712,500             --    3,712,500

Exchange for stock options           (1,325,000)    (13,250)         --          --    (2,424,750)            --   (2,438,000)
Common stock options exercisable             --          --          --          --       800,567             --      800,567
Net loss                                     --          --          --          --            --     (6,234,868)  (6,234,868)
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 2001          47,367,498   $ 473,675          --   $      --   $18,766,775   $(18,921,847)  $   318,603
                                     ==========   =========   =========   =========   ===========   ============   ===========

      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       For the Years Ended September 30, 2000, 1999 and Development Stage

                                          COMMON STOCK           PREFERRED STOCK
                                     ----------------------   ---------------------    ADDITIONAL
                                      NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN      ACCUMULATED
                                       SHARES       VALUE      SHARES       VALUE       CAPITAL       DEFICIT         TOTAL
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 1999          36,544,289   $ 365,443          --   $      --   $ 3,678,315   $ (4,111,680)  $   (67,922)

Stock issued for services
Price per share ranged
$0.18 to $0.85                          775,000       7,750          --          --       397,620             --       405,370
$1.74 to $2.70                          606,797       6,067          --          --     1,071,028             --     1,077,095
$3.26 to $4.50                          139,000       1,390          --          --       457,884             --       459,274
$5.12 to $6.92                          236,832       2,369          --          --     1,411,591             --     1,413,960
$7.43 to $8.80                        1,060,000      10,600          --          --     7,929,921             --     7,940,521

Exercise of warrants and options      3,440,250      34,403          --          --     3,151,997             --     3,186,400

Private placement of common stock
Shares issued for:
$0.11                                 2,430,000      24,300          --          --       245,700            --        270,000
$0.25                                   360,000       3,600          --          --        86,400            --         90,000
$0.40                                   975,000       9,750          --          --       380,250            --        390,000

Stock converted by director's
  family member                       1,128,600      11,286          --          --       (11,286)           --             --

Common stock to collateralize
  loan--retired                        (500,000)     (5,000)         --          --            --            --         (5,000)

Deferred stock compensation                  --          --          --          --    (3,712,500)           --     (3,712,500)
Net loss                                     --          --          --          --            --     (8,575,299)   (8,575,299)
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 2000          47,195,768   $ 471,958          --   $      --   $15,086,920   $(12,686,979)  $ 2,871,899
                                     ==========   =========   =========   =========   ===========   ============   ===========


      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       For the Years Ended September 30, 1999, 1998 and Development Stage

                                          COMMON STOCK           PREFERRED STOCK
                                     ----------------------   ---------------------    ADDITIONAL
                                      NUMBER OF      PAR      NUMBER OF      PAR        PAID-IN      ACCUMULATED
                                       SHARES       VALUE      SHARES       VALUE       CAPITAL       DEFICIT         TOTAL
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 1998          25,331,849   $ 253,318      15,000    $  1,500   $ 2,823,491   $ (3,167,225)   $  (88,916)

Stock issued for services
Price per share ranged
$0.09 to $0.18                        3,020,000      30,200          --          --       528,239             --       558,439
$0.20 to $0.29                          145,000       1,450          --          --        33,110             --        34,560

Preferred stock offering                     --          --      47,000       4,700       230,300             --       235,000

Exercise of warrants and options        496,000       4,960          --          --        27,490             --        32,450

Private placement of common stock       400,000       4,000          --          --        96,000             --       100,000

Conversion of preferred to
  common stock                        6,200,000      62,000     (62,000)     (6,200)      (55,800)            --            --

Common stock issued to
  collateralize loan                    500,000       5,000          --          --            --             --         5,000

Stock converted by director's
  family member                         451,440       4,515          --          --        (4,515)            --            --

Net loss                                     --          --          --          --            --       (944,455)     (944,455)
                                     ----------   ---------   ---------   ---------   -----------   ------------   -----------
Balance, September 30, 1999          36,544,289   $ 365,443          --   $      --   $ 3,678,315   $ (4,111,680)   $  (67,922)
                                     ==========   =========   =========   =========   ===========   ============   ===========


      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       For the Years Ended September 30, 1998, 1997 and Development Stage

                                      COMMON STOCK           PREFERRED STOCK
                                 ----------------------  ---------------------  ADDITIONAL                  DEVELOPMENT
                                  NUMBER OF      PAR      NUMBER OF      PAR     PAID-IN      ACCUMULATED      STAGE
                                   SHARES       VALUE      SHARES       VALUE     CAPITAL      DEFICIT        DEFICIT       TOTAL
                                 ----------   ---------   ---------  ---------  ----------   ------------   -----------  ----------
Balance, October 1, 1997         17,847,292   $ 178,473          --  $      --  $2,160,780   $(2,394,680)   $        --  $  (55,427)

Stock issued for services         3,487,557      34,875          --         --     335,473             --            --     370,348

Private placement of
  preferred stock                        --          --      49,500      4,950     242,550             --            --     247,500

Exercise of warrants and options    547,000       5,470          --         --     100,888             --            --     106,358

Conversion of preferred to
  common stock                    3,450,000      34,500     (34,500)    (3,450)    (31,050)            --            --          --

Contributed capital                      --          --          --         --      14,850             --            --      14,850
Net loss                                 --          --          --         --          --             --      (772,545)   (772,545)
                                 ----------   ---------   ---------   ---------  ----------  ------------   ----------    ---------
Balance, September 30, 1998      25,331,849   $ 253,318      15,000   $   1,500  $2,823,491  $ (2,394,680)  $ (772,545)   $ (88,916)
                                 ==========   =========   =========   =========  ==========  ============   ==========    =========



      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Years Ended September 30, 2002, 2001 and Development Stage

                                                                                          Development
                                                              2002            2001           Stage
                                                         ------------    ------------    -------------
Cash flows from operating activities:
  Net loss                                               $ (1,883,489)   $ (6,234,868)   $(18,410,656)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
  Noncash transactions
     Depreciation                                              22,847          19,405          52,271
     Loss on disposal of assets                                 2,405              --          30,960
     Impairment loss on equipment                              64,187              --          64,187
     Stock and options issued for services, net               301,495      (1,322,658)     11,238,404
     Deferred stock compensation                                   --       3,712,500              --
     Decrease (increase) in inventory                           5,084         (20,000)        (14,916)
     (Increase) decrease in deferred offering costs           107,844        (193,015)        (85,171)
     Decrease in receivables                                       --         100,000         130,000
     Decrease in other assets                                  13,896          84,198           3,109
     Increase in accounts payable and accrued expenses        439,090         300,412         742,877
                                                         ------------    ------------    ------------
       Net cash (used in) operating activities               (926,641)     (3,554,026)     (6,248,935)
                                                         ------------    ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment                            --        (147,843)       (153,692)
  Repayment of loans                                               --         200,000         200,000
  Proceeds from the sale of furniture and equipment             1,390              --           6,050
  Loans issued                                                     --        (200,000)       (400,000)
                                                         ------------    ------------    ------------
       Net cash (used in) provided by
       investing activities                                     1,390        (147,843)       (347,642)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
  Draws on the line of credit                                      --         430,000         430,000
  Loan from (to) officer                                       75,079              --          65,079
  Repayment of notes payable                                       --              --        (110,000)
  Repayment of line of credit                                (430,000)             --        (430,000)
  Repayment of capital lease obligations                           --              --          (1,819)
  Proceeds from the exercise of options                       169,532              --         169,532
  Proceeds from the exercise of warrants                       92,460              --          92,460
  Proceeds from equity line of credit                         414,824              --         414,824
  Proceeds from the issuance of preferred stock                    --              --         482,500
  Proceeds from issuance of common stock                           --       1,291,730       5,481,788
                                                         ------------    ------------    ------------
       Net cash provided by financing activities              321,895       1,721,730       6,594,364
                                                         ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents         (603,356)     (1,980,139)         (2,213)
Cash and cash equivalents, beginning of year                  604,761       2,584,900           3,618
                                                         ------------    ------------    ------------
Cash and cash equivalents, end of year                   $      1,405    $    604,761    $      1,405
                                                         ============    ============    ============
Supplementary Disclosure of Cash Flow Information

Cash paid during the year for interest                   $      1,874    $      6,881    $     22,474
                                                         ============    ============    ============
Cash paid during the year for income taxes               $         --    $         50    $         50
                                                         ============    ============    ============

      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           For the Years Ended September 30, 2002, 2001 and the Period
  October 1, 1997 (Inception of Development Stage) Through September 30, 2002


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 1999, the Company issued 451,440 shares of restricted common stock to a Director's family member in consideration of the family members' transfer of 320,000 shares of unrestricted common stock to investors in connection with the Company's private placement that year.

During fiscal year 2002, the Company's Board Chairman Repaid a $100,000 loan by returning 250,000 shares of the Company's common stock valued at $0.40 per share.

      See accompanying independent auditors' report and notes to financial statements, which are an integral part of the financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          Notes to Financial Statements
                 For the Years Ended September 30, 2002 and 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies followed by National Scientific Corporation (the Company or NSC). The policies conform with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

a. OPERATIONS

       The Company was incorporated in Texas on June 22, 1953 as American Mortgage Co. On May 16, 1996, the Company changed its name to National Scientific Corporation (NSC). During 1996, the Company acquired the operations of Eden Systems, Inc. as a wholly-owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden's operations were sold on September 30, 1997. As such, management now considers NSC to be in the development stage. From September 30, 1997 through the year ended September 30, 2001, the Company has engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning in calendar 2002, the Company has focused its efforts toward the acquisition, enhancement and marketing of location device technologies.

b. CASH EQUIVALENTS

       Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.

c. INVENTORY

       Inventories consist of packaged Followit tracking units ready for shipment. Inventories are valued at the lower of their manufacturing cost or market.

d. PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are being depreciated over estimated useful lives of three to five years using the straight-line method.

e. ADVERTISING AND PROMOTION COSTS

       Advertising and promotion costs, which totaled $8,832 in 2002 and $46,682 in 2001 are expensed as incurred.

f. STOCK OPTIONS

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

                         NATIONAL SCIENTIFIC CORPORATION
                          Notes to Financial Statements
                 For the Years Ended September 30, 2002 and 2001


g. INCOME TAXES

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

h. RESEARCH AND DEVELOPMENT/PATENTS

       Both research and development and the costs associated with obtaining patents and product development have been expensed as incurred. Patent costs are expensed, since the Company has not yet developed products, which have gained market acceptance.

i. NET LOSS PER SHARE

       Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was 49,626,954 and 47,884,820 for the years ended September 30, 2002 and 2001, respectively. Stock options and warrants are considered antidilutive and were not considered in the calculation.

j. NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board has established new pronouncements. The Company does not expect the adoption of these pronouncements to have a material impact on its financial positions, results of operations, or cashflows. This includes SFAS 144 accounting for impairment and disposition of long term assets.

2. DEVELOPMENT STAGE OPERATIONS

       Although the Company has been in operation since 1996, management considers NSC to be in the development stage. From September 30, 1997 through the year ended September 30, 2001, the Company has engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning calendar 2002, the Company has focused its efforts toward the acquisition, enhancement and marketing of location device technologies. Since its initiation of operations in 1996, the Company has not realized significant revenue, except for approximately $882,000 generated through the export of electronic equipment which occurred in fiscal 2001.

       The Company experienced significant operating losses during 2002 and 2001, of $1,883,489 and $6,234,868 respectively, which raise substantial doubt about the Company's ability to continue as a going concern. Of the total net operating losses, approximately $400,000 and $4,000,000 related to stock issued for services and compensation in 2002 and 2001, respectively. Management believes that its current cash position together with its December 2002 private placement will be adequate to fund operations and research for the next fiscal year, until the Company can generate more substantial revenues. The Company is also seeking other financing sources that will further enhance its liquidity, as well as further expense reductions. However, there can be no assurance that these actions will be successful. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                         NATIONAL SCIENTIFIC CORPORATION
                          Notes to Financial Statements
                 For the Years Ended September 30, 2002 and 2001


3. PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at September 30, 2002 and 2001:

                                                       2002        2001
                                                    ---------   ---------
        Computer equipment....................      $  58,806   $ 145,516
        Office furniture......................         12,507      12,507
                                                    ---------   ---------
                                                       71,313     158,023
        Less: accumulated depreciation........         26,306      22,187
                                                    ---------   ---------
                                                    $  45,007   $ 135,836
                                                    =========   =========


       During fiscal 2002, the Company determined that the value of certain computer and other equipment previously utilized in their San Jose office for research and development was impaired. The Company recognized an impairment loss of approximately $64,000.

4. COMMON STOCK WARRANTS EXERCISED

       In December 2001, the Board of Directors extended the term of outstanding common stock warrants issued in connection with a private placement in fiscal 1999 and 2000, to purchase an aggregate of 1,320,000 shares from December 31, 2001 to January 31, 2002, and reduced the per share exercise price of those warrants from $1.50 to $0.12. In January 2002, 770,500 warrants were exercised and the Company collected proceeds of $92,460 in exchange for the issuance of an aggregate of 770,500 common shares. On February 1, 2002, the remaining 549,500 warrants expired. At September 30, 2002, there were 412,201 outstanding warrants to purchase 412,201 shares of common stock at $1.67, all held by Coriander Enterprises Limited.

5. LEASE COMMITMENTS

       On September 11, 2001 the Company signed a thirty-seven month non-cancelable operating lease agreement for an office in Scottsdale, Arizona, which expires on October 31, 2004. The lease requires monthly payments of $4,785 to $5,031 plus sales tax and contains no renewal or purchase options.

       On August 17, 2000 the Company entered into a three-year non-cancelable operating lease agreement for the San Jose, California office, which expires on August 31, 2003. The lease requires monthly payments over the term of the lease that range from $3,878 to $4,275 plus increases in operating expenses. It contains no renewal or purchase options. In October 2001, the Company consolidated its San Jose operations into its offices in Scottsdale.

       Future minimum lease obligations at September 30, 2002 are as follows:

       YEAR ENDING SEPTEMBER 30,

       2003.............................................      $ 105,802
       2004.............................................         60,250
       2005.............................................          5,031
                                                              ---------
                                                               $171,083
                                                              =========


       Rent expense for the years ended September 30, 2002 and 2001 was approximately $106,000 and $100,000 respectively.

                         NATIONAL SCIENTIFIC CORPORATION
                          Notes to Financial Statements
                 For the Years Ended September 30, 2002 and 2001


6. INCOME TAXES

       Deferred income taxes consist of the following at September 30, 2002 and 2001:

                                                        2002            2001
                                                     -----------    -----------

       Tax Benefit of net operating loss
         carryforwards and start up costs........... $ 5,515,000    $ 4,780,000
       Valuation allowance..........................  (5,515,000)    (4,780,000)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

       A reconciliation of expected to actual taxes follows:

       Expected federal and state tax recovery
         at 40%..................................... $  (755,000)   $(2,400,000)
       Non-deductible stock compensation............      20,000      1,480,000
                                                     -----------    -----------
                                                        (735,000)      (920,000)
                                                     -----------    -----------
Tax benefits not realized - valuation allowance.....     735,000        920,000
                                                     -----------    -----------
Realized tax benefit................................ $        --    $        --
                                                     ===========    ===========


       The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2002 and 2001, the valuation allowance increased by $735,000 and $920,000 respectively.

       The Company has net operating loss carryforwards of approximately $13,700,000 at September 30, 2002, which may be used to offset future federal taxable income through 2021 and state taxable income through 2007.

7. RELATED PARTY TRANSACTIONS

       On April 29, 2002 Mr. Lou Ross, Chairman of the Board, sold 240,000 shares of common stock in the Company. The proceeds (net of sales commissions) of $41,125 were loaned to the Company. The loan, which bears 6% interest per annum, is payable in twelve monthly installments of $3,649 beginning October 29, 2002.

       In July 2002, Mr. Ross, sold 260,000 shares of common stock in the Company. The proceeds (net of sales commissions and approximately $4,000 withheld by Mr. Ross for taxes) of approximately $34,000 were loaned to the Company. The loan, which bears 6% interest per annum, is to be repaid in twelve installments of $3,022 beginning February 28, 2003.

       During the year ended September 30, 2001, the Company incurred professional and consulting fees, in connection with product research and development and operations of approximately $11,804,000, paid substantially in common stock, to various officers and key consultants of the Company.

       In 2000, the Company loaned its then-Chairman $200,000, using a 10% promissory note from its then-Chairman due December 1, 2000. In December 2000 the Board authorized the extension of the loan to officer until December 1, 2001. In February 2002, the Chairman of the Board Mr. Ross repaid $100,000 of the loan by returning 250,000 shares of the Company's common stock at the market price per share of $.40. In addition, the Chairman assigned his rights to recover the amounts recoverable from NetMind, an electronics company in which the Chairman had invested. The $100,000 balance remaining after accounting for the return of the stock was expensed by the Company.

       The CEO has an employment contract that includes termination clauses and the granting of stock or options.

                         NATIONAL SCIENTIFIC CORPORATION
                          Notes to Financial Statements
                 For the Years Ended September 30, 2002 and 2001


8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Since the fair value is estimated as of September 30, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

       The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

9. STOCK OPTIONS

       As of September 30, 2002, the Company has a stock-based compensation plan wherein officers and employees were granted stock options. The Company applies APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant. Compensation expense of approximately $190,000 and $800,000 was recorded for the fiscal years ending September 30, 2002 and 2001, respectively.

       Under the 2000 Stock  Option Plan,  the  purchase  price must be at least
100% of the fair market value of NSC's common stock (if the option is an incentive stock option), or at least 25% of the fair market value of NSC's common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all NSC classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company's common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then NSC's Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of the Company's common stock.

       As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure with the following assumptions for all periods; dividend yield of 0%, risk free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 50% as of the date of issue.

                         NATIONAL SCIENTIFIC CORPORATION
                          Notes to Financial Statements
                 For the Years Ended September 30, 2002 and 2001


                                                           Weighted    Weighted
                                                Number     Average     Average
                                                  of       Exercise     Fair
                                                Shares      Price       Value
                                             ----------------------------------
Options Outstanding, September 30, 2000....          --     $  --       $  --
   Granted.................................   5,006,168      1.00         .20
   Exercised...............................          --      0.64         .17
   Canceled................................  (3,471,667)     0.64        0.22
                                             ----------------------------------
Options Outstanding, September 30, 2001        1,534,501    $1.81       $0.15
                                             ----------------------------------

Options Outstanding September 30, 2001         1,534,501    $1.81       $0.15
   Granted.................................    3,654,162     1.24        0.24
   Exercised...............................   (1,477,000)    0.115       0.11
   Expired.................................     (128,834)    0.71        0.02
                                             ----------------------------------
Options Outstanding, September 30, 2002....    3,582,839    $1.97       $0.01
                                             ==================================


10. COMMITMENTS AND CONTINGENCIES

       The Company is a defendant in a lawsuit with a landlord of leased property that was abandoned by the Company in 2001 as part of its corporate consolidation. The landlord has since subleased the property for a rate below that contracted by the Company. The landlord has initiated legal proceedings to collect the $19,397 which is the sublease differential through the lease term, plus certain claimed damages. The Company is attempting to negotiate a settlement with the landlord.

       The Company is also a defendant in a lawsuit filed by Bowne of Phoenix, a financial printing company. Bowne is attempting to recover approximately $41,000 of fees charged for certain printing and other charges in connection with the Company's Form SB-2 which was filed in October 2001. The Company is attempting to negotiate a settlement with Bowne of Phoenix.

       The Chairman assigned his rights to certain amounts that may be recoverable from NetMind as partial payment for loan proceeds advanced to him in 1999 (see Note 7 above). The Company has filed a suit against NetMind to recover the investment, plus damages. Management is unable to determine the outcome of the suit.

       In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company has taken steps to settle this claim (see Note 12 below).

       On November 13, 2000, the Company filed legal action against a former director and officer of Company and his spouse. The Company settled this lawsuit during fiscal 2002.

       The Company was committed in fiscal 2002 to issue $150,000 of common stock during fiscal 2003. The Company's financial statements for fiscal 2002 reflect this liability.

       The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operation or liquidity.

                         NATIONAL SCIENTIFIC CORPORATION
                          Notes to Financial Statements
                 For the Years Ended September 30, 2002 and 2001


11. EQUITY LINE OF CREDIT

       On October 11, 2001, the Company entered into an equity line of credit agreement with a third party investor. Under the equity line, the Company had the option to issue, during a two-year term, shares of common stock to an investor at prices that were discounted from the fair market value on the date of issuance. The shares under this equity line of credit were registered with the Securities and Exchange Commission on October 11, 2001 on Form SB-2. Subsequent to the equity line of credit's effective date of October 11, 2002, the Company issued 2,122,064 shares of common stock to the investor, and received total proceeds of $473,516. The cost of the transaction, including legal, accounting, printing and other related costs totaled approximately $186,000. The Company's ability to draw down amounts under this line of credit has been materially adversely affected, substantially due to the decline in market price for the Company's stock. As a result, approximately $101,000 of the transaction costs were written off as an operating cost during fiscal 2002.

12. SUBSEQUENT EVENTS

       In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company had engaged PSI, and advanced approximately $400,000 to PSI, to build thyristors (an electronic component) to be sold by the Company. At the time PSI was engaged, the Company obtained a security interest in a portion of the assets of PSI. Subsequent to the Company's legal actions, both PSI and its principal shareholder Chongkook John Rhee filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2002, PSI and the Company agreed to a settlement of the secured claim against PSI in the form of a receiving a cash payment of approximately $100,000, expected in the first calendar quarter of 2003 together with certain other claims remaining on unsecured assets of PSI. The cash payment is subject to a contracted sale of substantially all fixed assets of PSI and formal approval of the bankruptcy court.

       In November 2002, the Company commenced a private placement offering. The offering includes shares of restricted common stock and common stock warrants. As of December 18, 2002, the Company had raised $320,000 and will soon issue 7,875,000 shares of restricted common stock and grant 3,200,000 warrants to purchase common stock at an exercise price of $.30 or $.50 per share. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

                                  EXHIBIT INDEX

     Exhibit
     Number      Description
     -------     -----------

       99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002