Form 10QSB
period 2002-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2003-02-14
CIK 1022505

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

                For the Quarterly Period Ended December 31, 2002


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 63,795,485 shares of Common Stock, par value $.01 per share, were outstanding at February 10, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]



================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                                PAGE
Part I - Financial Information

Item 1 - Financial Statements (unaudited).........................................................3

         Balance Sheet - December 31, 2002 and September 30, 2002.................................3

         Statements of Operations - Three Months ended December 31, 2002, 2001 and Cumulative from October 1, 1997 (Inception) through December 31, 2002...........4

         Statements of Cash Flows - Three Months ended December 31, 2002, 2001 and Cumulative from October 1, 1997 (Inception) through December 31, 2002...........5

         Statement of Changes in Shareholders' Equity (Deficit) - Three Months Ended
              December 31, 2002...................................................................7

         Notes to Financial Statements............................................................8

Item 2 - Management's Discussion and Analysis of Financial or Plan of Operation..................11

Part II - Other Information

         Item 1 - Legal Proceedings..............................................................13

         Item 2 - Changes in Securities and Use of Proceeds......................................14

         Item 3 - Defaults upon Senior Securities................................................15

         Item 4 - Submission of Matters to a Vote of Security Holders............................15

         Item 5 - Other Information..............................................................15

         Item 6 - Exhibits and reports on Form 8-K...............................................15

Signatures.......................................................................................16

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                    December 31, 2002 and September 30, 2002


                                                 December 31,      September 30,
                                                     2002              2002
                                                 ------------      ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                     $    193,565      $      1,405
   Inventory                                           11,490            14,916
   Other assets                                         7,984             7,462
                                                 ------------      ------------
        Total current assets                          213,039            23,783

Property and equipment, net                            41,776            45,007
                                                 ------------      ------------
                                                 $    254,815      $     68,790
                                                 ============      ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses         $    785,312      $    765,457
   Private placement deposits                         300,000                --
   Notes payable                                       75,079            75,079
                                                 ------------      ------------
        Total current liabilities                   1,160,391           840,536
                                                 ------------      ------------

Shareholders' equity (deficit):
   Common stock, par value $.01; 120,000,000
   shares authorized, and shares issued
   52,182,521 and 51,587,062 outstanding at
   December 31,2002 and September 30, 2002
   respectively                                       521,825           515,871
   Additional paid-in capital                      18,734,450        18,621,152
   Common stock warrants and options
   exercisable                                        834,382           896,567
   Accumulated deficit                            (20,996,233)      (20,805,336)
                                                 ------------      ------------
        Total shareholders' equity                   (905,576)         (771,746)
                                                 ------------      ------------
                                                 $    254,815      $     68,790
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Operations
      For the Quarters Ended December 31, 2002, 2001, and Development Stage

                                                                                   Development
                                                      2002            2001            Stage
                                                  --------------------------------------------
Revenues                                          $      5,455    $         --    $    891,084
Cost of Sales                                            3,313              --         874,952
                                                  ------------    ------------    ------------
Gross profit                                             2,142              --          16,132

Costs and expenses
   Salaries and benefits                                66,133         166,162       1,804,685
   Research and development                              9,690          74,536       3,638,524
   Stock compensation                                   12,900         165,897       2,801,936
   Consulting Fees, related party                        7,500              --       8,165,823
   Other                                                95,672         197,383       2,353,730
                                                  ------------    ------------    ------------
   Total costs and expenses                            191,895         603,978      18,764,698
                                                  ------------    ------------    ------------
Net loss from operations                              (189,753)       (603,978)    (18,748,566)
                                                  ------------    ------------    ------------
Other income (expense)
   Interest and other income                                --          60,507         173,228
   Interest expense                                     (1,144)           (641)        (26,215)
                                                  ------------    ------------    ------------
                                                        (1,144)         59,866         147,013
                                                  ------------    ------------    ------------
Net loss before income taxes benefit                  (190,897)       (544,112)    (18,601,553)
Provision for income taxes (benefit)                        --              --              --
                                                  ------------    ------------    ------------
Net loss                                              (190,897)       (544,112)    (18,601,553)
                                                  ============    ============    ============

   Net loss per common share, basic and diluted   $      (0.00)   $       0.01
                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
      For the Quarters Ended December 31, 2002, 2001, and Development Stage

                                                                                            Development
                                                               2002            2001            Stage
                                                           ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                $   (190,897)   $   (544,112)   $(18,601,553)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Noncash transactions
      Depreciation                                                3,231           7,902          55,502
      Loss on disposal of assets                                     --              --          30,960
      Impairment loss on equipment                                   --              --          64,187
      Stock and options issued for services, net                 33,170          47,097      11,271,574
      Warrants issued below market                                   --         118,800              --
      Decrease (increase) in inventory                            3,426              --         (11,490)
      Deferred offering costs                                        --              --         (85,171)
      Decrease in receivables                                        --              --         130,000
      Decrease in other assets                                     (522)          3,677           2,587
      Increase in accounts payable and accrued expenses          19,855           8,082         762,732
                                                           ------------    ------------    ------------
         Net cash used in operating activities                 (131,737)       (358,554)     (6,380,672)
                                                           ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                             --              --        (153,692)
   Repayment of loans                                                --              --         200,000
   Proceeds from the sale of furniture and equipment                 --              --           6,050
   Loans issued                                                      --              --        (400,000)
                                                           ------------    ------------    ------------
         Net cash used in investing activities                       --              --        (347,642)
                                                           ------------    ------------    ------------
Cash flows from financing activities:
   Repayment on the line of credit                                   --        (430,000)        430,000
   Loan from (to) officer                                            --              --          65,079
   Repayment of notes payable                                        --              --        (110,000)
   Repayment of line of credit                                       --              --        (430,000)
   Repayment of capital lease obligations                            --              --          (1,819)
   Deferred offering costs                                           --         193,015              --
   Proceeds from the exercise of options                         23,897          22,950         193,429
   Proceeds from the exercise of warrants                            --              --          92,460
   Proceeds from equity line of credit                               --         (23,761)        414,824
   Proceeds from the issuance of preferred stock                     --              --         482,500
   Deposits for private placement                               300,000              --         300,000
   Proceeds from issuance of common stock                            --              --       5,481,788
                                                           ------------    ------------    ------------
         Net cash provided by financing activities              323,897        (237,796)      6,918,261
                                                           ------------    ------------    ------------

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
            Unaudited Condensed Statements of Cash Flows (Continued)
      For the Quarters Ended December 31, 2002, 2001, and Development Stage

                                                                                            Development
                                                               2002            2001            Stage
                                                           ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents            192,160        (596,350)        189,947
Cash and cash equivalents, beginning of year                      1,405         604,761           3,618
                                                           ------------    ------------    ------------
Cash and cash equivalents, end of  the quarter             $    193,565    $      8,411    $    193,565
                                                           ============    ============    ============

Supplementary Disclosure of Cash Flow Information
Cash paid during the year for interest                     $      1,144    $         --          23,618
                                                           ============    ============    ============
Cash paid during the year for income taxes                 $         50    $         50             100
                                                           ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
   Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
                  For the Three Months Ended December 31, 2002

                                      COMMON STOCK             PREFERRED STOCK
                                 -----------------------   -----------------------    ADDITIONAL
                                  NUMBER OF      PAR        NUMBER OF     PAR          PAID-IN        ACCUMULATED
                                   SHARES       VALUE        SHARES      VALUE         CAPITAL          DEFICIT         TOTAL
                                 ----------   ----------   ----------   ----------   ------------    ------------    -----------
Balance, September 30, 2002      51,587,062   $  515,871           --   $       --   $ 19,517,719    $(20,805,336)  $   (771,746)

Exercise of options                 528,653        5,286           --           --         18,611              --         23,897

Stock issued for services            66,806          668           --           --          6,832              --          7,500

Common stock options granted             --           --           --           --         25,670              --         25,670

Net loss                                 --           --           --           --             --        (190,897)      (190,897)
                                 ----------   ----------   ----------   ----------   ------------    ------------    -----------
Balance, December 31, 2002       52,182,521   $  521,825           --   $       --   $ 19,568,832    $(20,996,233)   $  (905,576)
                                 ==========   ==========   ==========   ==========   ============    ============    ===========


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002, and the Company's Proxy Statement for 2003, filed January 27, 2003, which is incorporated by reference in the Company's Form 10-KSB annual report.

2.   ISSUANCE OF COMMON STOCK

     During the three months ended December 31, 2002, the Company raised approximately $60,000 in consideration for the issuance of 528,653 shares of common stock under common stock option agreements, primarily to consultants. These shares were issued at an average per share price of $0.05.

     Also during the three months ended December 31, 2002, 66,806 shares of common stock were issued for services at an average per share price of $0.11.

3.   STOCK OPTIONS AND WARRANTS

     The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives, consultants, and employees in December 2000.

     During the three months ended December 31, 2002, a total of 360,000 non-qualified stock options were granted under the 2000 Stock Option Plan, at an average exercise price of $0.04 per share. Also during the same period, 528,653 stock options were exercised at $0.05 per share.

     The  Company  adopted  APB  Opinion  25  and  related   interpretations  in
accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $20,400 has been recognized for the fiscal quarter ended December 31, 2002. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. At December 31, 2002, 3,354,676 outstanding stock options were vested, and fully exercisable, and 10,000 were not vested.

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

                                               Number of      Weighted Average
                                                Shares         Exercise Price
                                               -------------------------------
     Options Outstanding, September 30, 2002   3,582,829          $   1.97
        Granted                                  360,000              0.04
        Forfeited                                 49,500              1.04
        Exercised                                528,653              0.05
                                               -------------------------------
     Options Outstanding, December 31, 2002    3,364,676          $   2.11
                                               ===============================


     Had the Company fully adopted SFAS 123, the first quarter loss from operations would have been $(194,197) and basic loss per share would have been $(0.00).

4.   RELATED PARTY TRANSACTION

     During the quarter ended December 31, 2002, the former Chairman of the Board, currently a Director, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 66,806 restricted common shares at an average price on the date of grant of $0.11 per share.

     As described in the Company's 10-KSB filing for the year ending September 30, 2002, and also in the Company's Proxy Statement for 2003 filed January 27, 2003, the Company's Board initiated in September 2002 a restricted stock retainage program ("Stock Retainage Program") to retain key staff during a period of financial difficulty. The Company allocated approximately $150,000 in restricted Common Stock from this Stock Retainage Program pool of shares in fiscal 2002, to be granted to key employees during the year, subject to the Company exceeding sales growth objectives and expense reduction objectives in 2003. Failure to meet these objectives under the plan would result in the forfeiture by staff of this entire stock grant by all participants. All stock grants under this program were granted in September 2002 but shares were not finally issued until January of 2003. All of the stock under this program is restricted under SEC Section 144, and cannot be traded by the Stock Retainage Program participants for at least one year from date of issue.

     The Company's CEO Michael Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003, and subject to him accepting a $60,000 per year pay reduction for the calendar year 2003, reducing his annual payable salary to $120,000 per year for 2003. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The Company's Vice President and Director Graham Clark was granted 500,000 shares of stock from the Company's Stock Retainage Program pool of shares discussed above, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The majority of the remaining restricted stock allocated under this program was granted to other Company's staff, and is subject to substantially the same risk of forfeiture as the stock granted to Grollman and Clark under the Program.

5.   NET LOSS PER SHARE

     Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                                  Three months ended
                                                  December 31, 2002
                                            -----------------------------
                                                2002            2001
                                            -----------------------------
     Basic net income (loss) per
     common share:

     Net income (loss)                      $   (190,897)   $   (544,112)
                                            ============    ============
     Weighted average common shares           51,965,954      47,722,135
                                            ============    ============
     Basic per share amount                 $      (0.00)   $      (0.01)
                                            ============    ============


6.   SUBSEQUENT EVENT

     In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants. As of February 10, 2003, the Company had raised approximately $330,000 in cash and debt forgiveness from this effort. Subsequent to the end of December 2002, the Company issued 8,000,000 shares of restricted common stock and granted 3,100,000 warrants to purchase common stock at an exercise price of $0.30 and 200,000 warrants at a strike price of $0.50 per share. As a part of this transaction, the $300,000 liability entry for private placement deposits was converted to equity. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, and Rule 506 of Regulation D.


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

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

     From 1996  through  roughly  February of 2002,  our  business  strategy was primarily to develop, patent and license technology related to discrete semiconductor related technologies. While these efforts have not yet generated any material amount of revenue for our business, we have been successful in various aspects of developing and obtaining patents for unique technology, and in some cases licensing this technology to other companies. Due to significant semiconductor industry market difficulties in 2002, we decided to move semiconductor research efforts from our primary short-term business strategy to a secondary, longer-term business strategy, although efforts continue at a lower level to produce revenue from existing semiconductor-related investments. We devoted much of calendar year 2002 to developing a new primary business strategy around electronic products in the location services field. We believe that such a transition would be consistent with our mission and, if successfully consummated and integrated into our operations, will enhance shareholder value. This strategy began to yield small amounts of revenue late in the fiscal year ending September 30, 2002. This small revenue stream roughly doubled to $5,455 in the first quarter of the fiscal year ending September 30, 2003 from the previous calendar quarter. This compares with no revenue generated during the same quarter of the previous fiscal year, prior to the adoption of the location services business model.

     As of December 31, 2002, the Company's cash and cash equivalents totaled approximately $193,565 and total current assets were approximately $213,039. As of December 31, 2002, the Company has a $300,000 liability for private placement deposits. Subsequent to December 31, 2002, the liability was converted entirely into equity, in connection with the issuance of shares under the November 2002 private placement (See Liquidity and Capital Resources). The Company has no other long or short-term debt, other than accounts payable and accrued liabilities as of December 31, 2002. We believe that our cash position as of December 31, 2002, combined with other sources of cash including but not limited to the sale of secured plant assets from legal settlements, equity private placement sales, product sales, and continued aggressive expense control to be sufficient to continue operations for the next twelve months. Such future requirements are based upon management's best estimates based upon current conditions and the Company's most recent results of operations.

     Operating expenses for the three months ended December 31, 2002 of $191,895 are down from the comparable period ended December 31, 2001, which were approximately $603,978. This decrease was primarily due to staff reductions and the shift away from investments in semiconductor technology development.

     Salary and benefits have decreased for the three months ended December 31, 2002 from the three months ended December 31, 2001 by approximately $100,029. This decrease is attributable to the staff reductions and the movement of some staff from a full time to part time basis. The Chairman of the Board was paid board fees for the three months ended December 31, 2002 in shares of common stock, in lieu of cash. The Chairman received 66,806 restricted common shares at an average price on the date of the grant of $0.11 per share.

     Research and development costs have decreased from approximately $74,536 for the three months ended December 31, 2001 to approximately $9,690 for the three months ended December 31, 2002, primarily due to the shift of resources from capital intensive semiconductor related development projects to more labor intensive location service technology related projects.

     Net cash used in operating activities decreased from $358,554 for the three months ended December 31, 2001 to $131,737 for the three months ended December 31, 2002, primarily due to decreases in operating expenses, and to a lesser extent due to salary deferrals by several senior managers during the period.

     The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. This has included increased attendance at trade shows, increased expenditures on direct mailings of promotional literature, internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster new sales. The Company has also spent and plans to continue to spend resources on the development of strategic partnerships with other technology firms to assist the Company in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and electronics related devices.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, our liquidity included cash and cash equivalents of $193,565 compared to $1,405 at September 30, 2002. Our total cash used in operating activities from developmental stage inception in 1997 through December 31, 2002 was $6,380,672. We have an accumulated deficit of $20,996,233 million and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, though the sale of our products. We expect our ability to finance operations through sales to improve during the course of this fiscal year.

     In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants. As of February 10, 2003, the Company had raised approximately $330,000 in cash and debt forgiveness from this effort. Subsequent to the end of December 2002, the Company issued 8,000,000 shares of restricted common stock and granted 3,100,000 warrants to purchase common stock at an exercise price of $0.30 and 200,000 warrants at a strike price of $0.50 per share. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

     We believe that our current cash position, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, the second phase of our November 2002 equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

     Cash used in operations was $131,737 for the three months ended December 31, 2002 compared with $358,554 for the three months ended December 31, 2001. The decrease in cash used in operations resulted from staff reductions, salary deferrals, and reductions in other operating expense related areas. Additionally, management has sought to reduce cash uses wherever possible. We are continuing efforts to lower our consumption of cash through expense reduction and through increases in product sales.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceedings pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended December 31, 2002, 66,806 restricted common shares were issued for consulting services at a total value of $6,680. In addition, 528,653 common shares were issued in connection with the exercise of options granted under the 2000 Stock Option Plan. These options had an exercise price of $0.05 per share, resulting in $23,897 of cash proceeds from the exercise to the Company.

     As of February 1, 2003, there are 412,201 outstanding warrants to purchase common stock of the Company at $1.67 per share held by Coriander Enterprises Limited, 3,100,000 warrants outstanding to purchase the Company common stock at $0.30 per share, expiring December 30, 2004, and 200,000 warrants outstanding to purchase the Company common stock at $0.50 per share, expiring also December 30, 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit
     Number      Description
     -------     -----------

      99.1       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL SCIENTIFIC CORPORATION



February 14, 2003                   /s/ MICHAEL A. GROLLMAN
                                    --------------------------------------------
                                    Michael A. Grollman
                                    Chief Executive Officer, Chairman


                                    /s/ GRAHAM CLARK
                                    --------------------------------------------
                                    Graham Clark
                                    Secretary


                                    /s/ LOU L. ROSS
                                    --------------------------------------------
                                    Lou L. Ross
                                    Director and Chairman-Emeritus