Form 10QSB
period 2003-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2003-05-15
CIK 1022505

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

                  For the Quarterly Period Ended March 31, 2003


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 67,845,485 shares of Common Stock, par value $.01 per share, outstanding at May 5, 2003.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                                PAGE
Part I - Financial Information

Item 1 - Financial Statements (unaudited).......................................................  3

         Unaudited Condensed Balance Sheets - March 31, 2003 and September 30, 2002.............  3

         Unaudited Condensed Statements of Operations - Three and Six Months ended
            March 31, 2003, 2002 and Cumulative from October 1, 1997 (Inception)
            through March 31, 2003..............................................................  4

         Unaudited Condensed Statements of Cash Flows - Six Months ended March 31, 2003, 2002 and Cumulative from October 1, 1997 (Inception) through March 31, 2003..............  5

         Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit) - Six
            Months Ended March 31, 2003.........................................................  7

         Notes to Financial Statements..........................................................  8

Item 2 - Management's Discussion and Analysis of Financial or Plan of Operation................. 10

Part II - Other Information

         Item 1 - Legal Proceedings............................................................. 14

         Item 2 - Changes in Securities and Use of Proceeds..................................... 14

         Item 3 - Defaults upon Senior Securities............................................... 15

         Item 4 - Submission of matters to a Vote of Security Holders........................... 15

         Item 5 - Other Information............................................................. 15

         Item 6 - Exhibits and reports on Form 8-K.............................................. 15

Signatures...................................................................................... 16

Certification................................................................................... 17

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350

                         PART I - FINANCIAL INFORMATION

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                      March 31, 2003 and September 30, 2002

                                                                   MARCH 31,      SEPTEMBER 30,
                                                                      2003             2002
                                                                  ------------    -------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                      $     19,141    $       1,405
   Inventory                                                             8,822           14,916
   Other assets                                                         17,856            7,462
                                                                  ------------    -------------
      Total current assets                                              45,819           23,783

Property and equipment, net                                             38,545           45,007
                                                                  ------------    -------------
                                                                  $     84,364    $      68,790
                                                                  ============    =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses                          $    462,893    $     765,457
   Private placement deposits                                           10,000               --
   Notes payable                                                        90,079           75,079
                                                                  ------------    -------------
      Total current liabilities                                        562,972          840,536
                                                                  ------------    -------------

Shareholders' equity (deficit):
   Common stock, par value $.01; 120,000,000
     shares authorized, and shares issued
     63,845,485 and 51,587,062 outstanding at
     March 31,2003 and September 30, 2002
     respectively                                                      638,380          515,871
   Additional paid-in capital                                       20,047,018       19,517,719
   Accumulated deficit                                             (21,164,006)     (20,805,336)
                                                                  ------------    -------------
      Total shareholders' equity                                      (478,608)        (771,746)
                                                                  ------------    -------------
                                                                  $     84,364    $      68,790
                                                                  ============    =============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Operations
 For the Three and Six Months Ended March 31, 2003, 2002, and Development Stage

                                       Three Months      Three Months       Six Months        Six Months       Cumulative
                                          Ended             Ended             Ended             Ended          Development
                                      March 31, 2003    March 31, 2002    March 31, 2003    March 31, 2002        Stage
                                      --------------    --------------    --------------    --------------    ------------
Revenues                              $       13,093    $           --    $       18,548    $           --    $    904,177
Cost of Sales                                  1,477                --             4,790                --         876,429
                                      --------------    --------------    --------------    --------------    ------------
Gross profit                                  11,616                --            13,758                --          27,748

Costs and expenses
   Salaries and benefits                     113,243           176,822           179,376           384,231       1,917,928
   Research and development                   12,087            44,298            21,777           118,834       3,650,611
   Consulting fees, related party              7,500                --            15,000                --       8,173,323
   Other                                      45,580           244,216           154,152           566,249       5,201,246
                                      --------------    --------------    --------------    --------------    ------------

     Total costs and expenses                178,410           465,336           370,305         1,069,314      18,943,108
                                      --------------    --------------    --------------    --------------    ------------
Net loss from operations                    (166,794)         (465,336)         (356,547)       (1,069,314)    (18,915,360)
                                      --------------    --------------    --------------    --------------    ------------

Other income (expense)
   Interest and other income                      --            30,391                --            90,898         173,228
   Interest expense                             (979)               --            (2,123)             (641)        (27,194)
                                      --------------    --------------    --------------    --------------    ------------
                                                (979)           30,391            (2,123)           90,257         146,034
                                      --------------    --------------    --------------    --------------    ------------

Net loss before income taxes benefit        (167,773)         (434,945)         (358,670)         (979,057)    (18,769,326)
Provision for income taxes (benefit)              --                --                --                --              --
                                      --------------    --------------    --------------    --------------    ------------

Net loss                              $     (167,773)   $     (434,945)   $     (358,670)   $     (979,057)   $(18,769,326)
                                      ==============    ==============    ==============    ==============    ============
Net loss per common share,
basic and diluted                     $        (0.00)   $        (0.01)   $        (0.01)   $        (0.02)
                                      ==============    ==============    ==============    ==============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
      For the Six Months Ended March 31, 2003, 2002, and Development Stage

                                                                                          DEVELOPMENT
                                                              2003            2002           STAGE
                                                          ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                               $   (358,670)   $   (979,057)   $(18,769,326)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
   Noncash transactions:
      Depreciation                                               6,462          15,803          58,733
      Loss on disposal of assets                                    --              --          30,960
      Impairment loss on equipment                                  --              --          64,187
      Stock and options issued for services, net               142,750         193,277      11,381,154
      Warrants issued below market                                  --              --              --
      Decrease (increase) in inventory                           6,094          20,000          (8,822)
      Deferred offering costs                                       --              --         (85,171)
      Decrease in receivables                                       --              --         130,000
      Decrease in other assets                                 (10,394)          5,877          (7,285)
      Increase in accounts payable and accrued expenses       (122,564)        134,166         620,313
                                                          ------------    ------------    ------------
         Net cash used in operating activities                (336,322)       (609,934)     (6,585,257)
                                                          ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                            --              --        (153,692)
   Repayment of loans                                               --              --         200,000
   Proceeds from the sale of furniture and equipment                --              --           6,050
   Loans issued                                                     --              --        (400,000)
                                                          ------------    ------------    ------------
         Net cash used in investing activities                      --              --        (347,642)
                                                          ------------    ------------    ------------
Cash flows from financing activities:
   Increase in notes payable                                    15,000              --          15,000
   Draws on the line of credit                                      --        (430,000)        430,000
   Loan from (to) officer                                           --              --          65,079
   Repayment of notes payable                                       --              --        (110,000)
   Repayment of line of credit                                      --              --        (430,000)
   Repayment of capital lease obligations                           --              --          (1,819)
   Deferred offering costs                                          --         193,015              --
   Proceeds from the exercise of options                        29,058          31,890         198,590
   Proceeds from the exercise of warrants                           --          92,460          92,460
   Proceeds from equity line of credit                              --         159,198         414,824
   Proceeds from the issuance of preferred stock                    --              --         482,500
   Deposits for private placement                               10,000              --          10,000
   Proceeds from private placement                             300,000              --         300,000
   Proceeds from issuance of common stock                           --              --       5,481,788
                                                          ------------    ------------    ------------
         Net cash provided by financing activities             354,058          46,563       6,948,422
                                                          ------------    ------------    ------------

                                                                                           (Continued)

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
            Unaudited Condensed Statements of Cash Flows (Continued)
      For the Six Months Ended March 31, 2003, 2002, and Development Stage

                                                                                          DEVELOPMENT
                                                              2003            2002           STAGE
                                                          ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents            17,736        (563,371)         15,523
Cash and cash equivalents, beginning of year                     1,405         604,761           3,618
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of  the period             $     19,141    $     41,390    $     19,141
                                                          ============    ============    ============

Supplementary Disclosure of Cash Flow Information:

Cash paid during the period for interest                  $         --    $         --          23,618
                                                          ============    ============    ============
Cash paid during the period for income taxes              $         50    $         50             100
                                                          ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
   Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
                     For the Six Months Ended March 31, 2003

                                      COMMON STOCK             PREFERRED STOCK
                                 -----------------------   -----------------------    ADDITIONAL
                                  NUMBER OF      PAR        NUMBER OF     PAR          PAID-IN        ACCUMULATED
                                   SHARES       VALUE        SHARES      VALUE         CAPITAL          DEFICIT         TOTAL
                                 ----------   ----------   ----------   ----------   ------------    ------------    -----------
Balance, September 30, 2002      51,587,062   $  515,871           --   $       --   $ 19,517,719    $(20,805,336)   $  (771,746)

Exercise of options                 637,153        6,297           --           --         22,761              --         29,058

Stock issued for services           271,270        2,713           --           --         33,887              --         36,600

Common stock options granted             --           --           --           --         39,070              --         39,070

Debt equity swap                    500,000        5,000           --           --         25,000              --         30,000

Private placement                 7,500,000       75,000           --           --        225,000              --        300,000

Stock retainage program           3,350,000       33,500           --           --        183,580              --        217,080

Net loss                                 --           --           --           --             --        (358,670)      (358,670)

Rounding adjustment                      --           --           --           --              1              --             --
                                 ----------   ----------   ----------   ----------   ------------    ------------    -----------
Balance, March 31, 2003          63,845,485   $  638,380           --   $       --   $ 20,047,018    $ (21,164,006)  $  (478,608)
                                 ==========   ==========   ==========   ==========   ============    =============   ===========

    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by National Scientific Corporation, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002, and the Company's quarterly report on Form 10-QSB for the fiscal period ended December 31, 2002.

2.   ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2003, the Company raised approximately $5,660 in consideration for the issuance of 108,500 shares of common stock under common stock option agreements, primarily to consultants for services. These shares were issued at an average market price per share of $0.05.

In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants. During the five months ended March 31, 2003, the Company raised approximately $330,000 in cash and debt forgiveness from the private offering in consideration for the issuance of 8,000,000 shares of common stock. These shares were issued at an average market price per share of $0.04.

In January, 2003, the Company, under the restricted stock retainage program initiated in September 2002, and described in the Company 10-KSB filing for the year ending September 30, 2002, and also in the Company Proxy Statement for 2003 filed January 27, 2003, issued 3,350,333 shares of common stock at an average price of $0.06 or 90% of the price on the grant date of September 30, 2002.

Also during the three months ended March 31, 2003, 204,464 shares of common stock were issued for services at an average market price per share price of $0.14.

During the quarter ended March 31, 2003, Mr. Lou Ross, currently a Director, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 54,464 restricted common shares at an average market price on the date of grant of $0.14 per share.

3.   STOCK OPTIONS AND WARRANTS

The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives, consultants, and employees in December 2000.

During the three months ended March 31, 2003, non-qualified stock options totaling 196,000 were granted under the 2000 Stock Option Plan, at an average exercise price of $0.08 per share. Also during the same period, options for 108,500 shares were exercised at $0.05 per share.

The Company adopted APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $104,580 has been recognized for the fiscal quarter ended March 31, 2003. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. On March 31, 2003, 3,501,676 outstanding stock options were vested, and fully exercisable, and 10,000 were not vested.

In accordance with APB Opinion 25, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 100% as of the date of issue.

                                                   Number of    Weighted Average
                                                    Shares       Exercise Price
                                                --------------------------------

     Options Outstanding, September 30, 2002       3,582,829         $ 1.97
        Granted                                      556,000           0.05
        Exercised                                    627,153           0.05
                                                --------------------------------
     Options Outstanding, March 31, 2003           3,511,676          $2.01
                                                ================================

Had the Company fully adopted SFAS 123, the second quarter loss from operations would have been $(175,009) down from $(513,067) for the comparable period ended March 31, 2002 and basic loss per share would have been $(0.00) compared to $(0.01) for the six months to March 31, 2002.

NET LOSS PER SHARE

Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                            Three months ended
                                                 March 31
                                       ----------------------------
                                           2003            2002
                                       ----------------------------
     Basic net income (loss) per
     common share:

     Net income (loss)                 $   (167,773)   $   (434,945)
                                       ============================
     Weighted average common
     shares                              57,141,650      49,211,280
                                       ============================

     Basic per share amount            $      (0.00)   $      (0.01)
                                       ============================

6.   SUBSEQUENT EVENTS

In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants. As of May 5, 2003, the Company had raised approximately $490,000 in cash and debt forgiveness from this effort. Subsequent to the end of March 31, 2003, the Company issued 4,000,000 shares of restricted common stock and granted 16 "A" warrants to purchase 100,000 additional common stock shares. The warrants are exercisable at a price of $0.30 until December 31, 2004. As part of this transaction, the $10,000 liability entry shown on the balance sheet for the period ending March 31, 2003 for private placement deposits was converted to equity. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.


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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2002

The Company's embedded systems location tools strategy began to yield small amounts of revenue late in the fiscal year ending September 30, 2002. This small revenue stream roughly doubled to $5,455 in the first quarter of the current fiscal year, and then has more than doubled again in this most recently ended quarter to $13,093. This compares with no revenue generated during the same quarters of the previous fiscal year, prior to the adoption of the location services business model. This growth in revenue over the last three quarters is attributed to product introductions from its Followit, DarkStar, and Gotcha lines, only some of which were available for sale during the quarter ending March 31, 2003, as well as revenues related to design services that quarter. The Company expects all these product lines can contribute some revenue during the fiscal quarter ending June 30, 2003.

As of March 31, 2003, the Company's cash and cash equivalents totaled approximately $19,141 and total current assets were approximately $45,819. In conjunction with the Company's annual Form 10-KSB for the year ending September 30, 2002, and the Company's quarterly Form 10-QSB for the period ending December 31, 2002, accounts payable liabilities were presented that included approximately $150,000 to its largest creditor, a services firm. In late March of 2003, the Company came to a definitive settlement agreement with this creditor regarding this debt. The result of this agreement was the elimination of approximately $150,000 of short-term liability previously owed by the Company to this creditor. The Company was able to eliminate these liabilities without the use of cash or stock. This settlement resulted in a positive impact to the Company's net income of approximately $150,000 for the quarter ending March 31, 2003. As of March 31, 2003, the Company has a $10,000 liability for private placement deposits. Subsequent to March 31, 2003, the liability was converted entirely into equity, in connection with the issuance of shares under the April 2003 private placement (See Liquidity and Capital Resources).

On April 29, 2002 Mr. Lou Ross, sold 240,000 shares of common stock in the Company. The proceeds (net of sales commission) of $41,125 were loaned to the Company. The loan, which bears 6% interest per annum, is payable in twelve monthly installments of $3,649 beginning October 29, 2002. In July 2002, Mr. Ross, sold 260,000 shares of common stock in the Company. The proceeds (net of sales commission) of $34,000 were loaned to the Company. The loan, which bears 6% interest per annum, is payable in twelve installments of $3,022 beginning February 28, 2003. The Company is not current on its payments for either of these Notes.

In March 2003, the Company settled a lawsuit with a landlord of leased property in California that was vacated as part of its corporate consolidation. A balance of $15,000 remains to be paid to the landlord in six quarterly installments of $2,500 commencing on or before June 15, 2003.

We believe that our current cash position, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Operating expenses for the six months ended March 31, 2003 of approximately $370,305 are down from the comparable period ended March 31, 2002, which were approximately $1,069,314. This decrease was primarily due to staff reductions and the shift away from investments in semiconductor technology development.

Salary and benefits have decreased for the six months ended March 31, 2003 by approximately $204,855 from the six months ended March 31, 2002. This decrease is attributable to the staff reductions and the movement of some staff from a full time to part time basis.

Research and development costs have decreased from approximately $118,834 for the six months ended March 31, 2002 to approximately $21,177 for the six months ended March 31, 2003, primarily due to the shift of resources from capital intensive semiconductor related development projects to more labor intensive location service technology related projects.

The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new distributor and customer relationships. This has included increased attendance at trade shows, increased expenditures on direct mailings of promotional literature, internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. The Company has also spent and plans to continue to spend resources on the development of strategic partnerships with other technology firms to assist it in taking its products to market. The Company will continue to research and implement innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and electronics related devices.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our liquidity included cash and cash equivalents of $19,141 compared to $1,405 at September 30, 2002. Our total cash used in operating activities from developmental stage inception in 1998 through March 31, 2003 was $6,585,257. We have an accumulated deficit of $21,164,006 million and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent only just recently, through the sale of our products. We expect our ability to finance operations through sales to improve during the course of this fiscal year.

In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants. As of May 5, 2003, the Company had raised approximately $490,000 in cash and debt forgiveness from this effort. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

We believe that our current cash position, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Cash used in operations was approximately $336,322 for the six months ended March 31, 2003 compared with approximately $609,934 for the six months ended March 31, 2002. The decrease in cash used in operations resulted from staff reductions, salary deferrals, and reductions in other operating expense related areas. Additionally, management has sought to reduce cash uses wherever possible. We are continuing efforts to lower our consumption of cash through expense reductions.

SUBSEQUENT EVENTS

In April and May of 2003, the Company also began making its sales and shipments of its IBus technology to Verify Systems. These initial orders are for pilot projects planned at a variety of schools during the summer of 2003. The Company was providing early factory samples of its Gotcha units to field sales staff in March and April of 2003, and as of May 13, 2003, was targeting very late May for first production quality shipments of its Gotcha line.

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

The Company was awarded a default judgment of approximately $179,000 in May of 2003 against E4World Corporation. However, there is no assurance that any of this amount will be collected by NSC. The Company continues to press its claim to secured assets held by PSI in a separate matter, although there is no assurance that this claim will be collected by NSC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2003, 121,270 restricted common shares were issued for consulting services at a total value of $15,000. In addition, 637,153 common shares were issued in connection with the exercise of options granted under the 2000 Stock Option Plan. These options had an exercise price of $0.05 per share, resulting in $29,058 of cash proceeds to the Company.

As of April 30, 2003, there are 412,201 outstanding warrants to purchase the Company common stock at $1.67 per share held by Coriander Enterprises Limited, 4,700,000 warrants outstanding to purchase the Company common stock at $0.30 per share, expiring December 30, 2004, and 200,000 warrants outstanding to purchase the Company common stock at $0.50 per share, expiring also December 30, 2004. Coriander Enterprises Limited has recently assigned all warrants held by Coriander Enterprises Limited to Omega Financial International, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        EXHIBIT
        NUMBER      DESCRIPTION

         99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONAL SCIENTIFIC CORPORATION



May 14, 2003                             /s/ Michael A. Grollman
                                         ---------------------------------------
                                         Michael A. Grollman
                                         Chief Executive Officer, Chairman


                                         /s/ Graham Clark
                                         ---------------------------------------
                                         Graham L. Clark
                                         Secretary


                                         /s/ Lou L. Ross
                                         ---------------------------------------
                                         Lou L. Ross
                                         Director and Chairman-Emeritus

                                 CERTIFICATION


I, Michael A. Grollman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Scientific Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 14, 2003


/s/ Michael A. Grollman
------------------------------------------------
Michael A. Grollman
President, Chief Executive Officer, and Chairman