Form 10QSB
period 2003-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2003-08-14
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 68,933,819 shares of Common Stock, par value $.01 per share, outstanding at August 11, 2003.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE

Part I - Financial Information

Item 1 - Financial Statements (unaudited).....................................3

         Unaudited Condensed Balance Sheets - June 30, 2003 and
           September 30, 2002.................................................3

         Unaudited Condensed Statements of Operations - Three and Nine
           Months ended June 30, 2003, 2002 and Cumulative from
           October 1, 1997 (Inception) through June 30, 2003..................4

         Unaudited Condensed Statements of Cash Flows - Nine Months
           ended June 30, 2003, 2002 and Cumulative from October 1,
           1997 (Inception) through June 30, 2003.............................5

         Unaudited Condensed Statement of Changes in Shareholders' Equity
           (Deficit) - Nine Months Ended June 30, 2003........................7

         Notes to Financial Statements........................................8

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................11

Part II - Other Information

         Item 1 - Legal Proceedings..........................................15

         Item 2 - Changes in Securities and Use of Proceeds..................15

         Item 3 - Defaults upon Senior Securities............................16

         Item 4 - Submission of matters to a Vote of Security Holders........16

         Item 5 - Other Information..........................................16

         Item 6 - Exhibits and reports on Form 8-K...........................16

Signatures...................................................................17

Exhibit 31.1 - Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act

Exhibit 32.1   Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                      June 30, 2003 and September 30, 2002

                                                                    June 30,      September 30,
                                                                      2003             2002
                                                                  ------------    -------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                      $     19,169    $       1,405
   Inventory                                                            10,273           14,916
   Other assets                                                         81,224            7,462
                                                                  ------------    -------------
        Total current assets                                           110,666           23,783

Property and equipment, net                                             35,313           45,007
                                                                  ------------    -------------
                                                                  $    145,979    $      68,790
                                                                  ============    =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses                          $    486,741    $     765,457
   Private placement deposits                                           10,000               --
   Notes payable                                                        55,750           75,079
                                                                  ------------    -------------
        Total current liabilities                                      552,491          840,536
                                                                  ------------    -------------

Shareholders' equity (deficit):
     Common stock, par value $.01; 120,000,000
       shares authorized, and shares issued
       68,933,819 and 51,587,062 outstanding at
       June 30, 2003 and September 30, 2002,
       respectively                                                    689,338          515,871
     Additional paid-in capital                                     20,341,200       19,517,719
     Accumulated deficit                                           (21,437,050)     (20,805,336)
                                                                  ------------    -------------
        Total shareholders' equity                                    (406,512)        (771,746)
                                                                  ------------    -------------
                                                                  $    145,979    $      68,790
                                                                  ============    =============

    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Operations
 For the Three and Nine Months Ended June 30, 2003, 2002, and Development Stage

                                       Three Months    Three Months     Nine Months     Nine Months     Cumulative
                                           Ended           Ended           Ended           Ended        Development
                                       June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002       Stage
                                       -------------   -------------   -------------   -------------   -------------
Revenues                               $      16,047   $       1,550   $      34,595   $       1,550   $     920,224
Cost of Sales                                  9,118             591          13,908             591         885,547
                                       -------------   -------------   -------------   -------------   -------------
Gross profit                                   6,929             959          20,687             959          34,677

Costs and expenses
     Salaries and benefits                   118,661         182,225         298,037         525,209       2,036,589
     Research and development                 34,918          24,688          56,695         143,522       3,685,529
     Consulting fees, related party            2,650              --          17,650              --       8,175,973
     Other                                   124,772         108,535         278,924         716,032       5,326,018
                                       -------------   -------------   -------------   -------------   -------------

     Total costs and expenses                281,001         315,448         651,306       1,384,763      19,224,109
                                       -------------   -------------   -------------   -------------   -------------
Net loss from operations                    (274,072)       (314,489)       (630,619)     (1,383,804)    (19,189,432)
                                       -------------   -------------   -------------   -------------   -------------
Other income (expense)
     Interest and other income                    --              19              --          90,917         173,228
     Interest expense                          1,073            (639)         (1,050)         (1,280)        (26,121)
                                       -------------   -------------   -------------   -------------   -------------
                                               1,073            (620)         (1,050)         89,637         147,107
                                       -------------   -------------   -------------   -------------   -------------

Net loss before income taxes benefit        (272,999)       (315,109)       (631,669)     (1,294,167)    (19,042,325)
Provision for income taxes (benefit)             (45)             --             (45)             --            (45)
                                       -------------   -------------   -------------   -------------   -------------
Net loss                               $    (273,044)  $    (315,109)  $    (631,714)  $  (1,294,167)   $(19,042,370)
                                       =============   =============   =============   =============   =============
Net loss per common share,
basic and diluted                      $       (0.00)  $       (0.01)  $       (0.01)  $      (0.03)
                                       =============   =============   =============   =============

    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
      For the Nine Months Ended June 30, 2003, 2002, and Development Stage

                                                                                          DEVELOPMENT
                                                              2003            2002           STAGE
                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                $   (631,714)   $ (1,294,167)   $(19,042,370)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Noncash transactions:
    Depreciation                                                 9,694          23,371          61,964
    Loss on disposal of assets                                      --              --          30,960
    Impairment loss on equipment                                    --              --          64,187
    Stock and options issued for services, net                 273,775         250,916      11,512,179
    Decrease (increase) in inventory                             4,643          20,000         (10,273)
    Deferred offering costs                                         --              --         (85,171)
    Decrease (increase) in receivables                              --              --         130,000
    Decrease (increase) in other assets                        (73,762)         11,937         (70,653)
    Increase in accounts payable and accrued expenses          (54,601)        202,502         688,276
                                                          ------------    ------------    ------------
         Net cash used in operating activities                (471,965)       (785,441)     (6,720,901)
                                                          ------------    ------------    ------------
Cash flows from investing activities:
    Acquisition of property and equipment                           --              --        (153,692)
    Repayment of loans                                              --              --         200,000
    Proceeds from the sale of furniture and equipment               --              --           6,050
    Loans issued                                                    --              --        (400,000)
                                                          ------------    ------------    ------------
         Net cash used in investing activities                      --              --        (347,642)
                                                          ------------    ------------    ------------
Cash flows from financing activities:
    Increase in notes payable                                   20,710              --          20,710
    Draws on the line of credit                                     --        (430,000)        430,000
    Loan from (to) officer                                          --          41,125          65,079
    Repayment and forgiveness of notes payable                 (40,039)             --        (150,039)
    Repayment of line of credit                                     --              --        (430,000)
    Repayment of capital lease obligations                          --              --          (1,819)
    Deferred offering costs                                         --         193,015              --
    Proceeds from the exercise of options                       29,058         119,690         198,590
    Proceeds from the exercise of warrants                          --          92,460          92,460
    Proceeds from equity line of credit                             --         164,390         414,824
    Proceeds from the issuance of preferred stock                   --              --         482,500
    Deposits for private placement                              10,000              --          10,000
    Proceeds from private placement                            470,000              --         470,000
    Proceeds from issuance of common stock                          --              --       5,481,788
                                                          ------------    ------------    ------------
         Net cash provided by financing activities             489,729         180,680       7,084,094
                                                          ------------    ------------    ------------

                                                                     (Continued)

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
            Unaudited Condensed Statements of Cash Flows (Continued)
      For the Nine Months Ended June 30, 2003, 2002, and Development Stage

                                                                                          DEVELOPMENT
                                                              2003            2002           STAGE
                                                          ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents            17,764        (604,761)         15,551
Cash and cash equivalents, beginning of year                     1,405         604,761           3,618
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of the period              $     19,169    $         --    $     19,169
                                                          ============    ============    ============

Supplementary Disclosure of Cash Flow Information:

Cash paid during the period for interest                  $     (1,050)   $         --          23,524
                                                          ============    ============    ============
Cash paid during the period for income taxes              $         50    $         --             100
                                                          ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)
   Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
                     For the Nine Months Ended June 30, 2003

                                      COMMON STOCK
                                 -----------------------      ADDITIONAL
                                  NUMBER OF      PAR           PAID-IN        ACCUMULATED
                                   SHARES       VALUE          CAPITAL          DEFICIT         TOTAL
                                 ----------   ----------     ------------    ------------   ------------
Balance, September 30, 2002      51,587,062   $    515,871   $ 19,517,719    (20,805,336)   $   (771,746)

Exercise of options                 637,153          6,372         22,686             --          29,058

Stock issued for services           946,270          9,462        152,912             --         162,374

Common stock options granted             --             --         44,320             --          44,320

Debt equity swap                    788,334          7,883         66,233             --          74,116

Private placement                11,625,000        116,250        353,750             --         470,000

Stock retainage program           3,350,000         33,500        183,580             --         217,080

Net loss                                 --             --             --       (631,714)       (631,714)
                                 ----------   ------------   ------------   ------------    ------------
Balance, June 30, 2003           68,933,819   $    689,338   $ 20,341,200   $(21,437,050)   $   (406,512)
                                 ==========   ============   ============   ============    ============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by National Scientific Corporation, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002, and the Company's quarterly reports on Form 10-QSB for the fiscal periods ended December 31, 2002 and March 31, 2003.

2.   ISSUANCE OF COMMON STOCK

In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants. During the nine months ended June 30, 2003, the Company raised approximately $500,000 in cash and debt forgiveness from the private offering in consideration for the issuance of 12,125,000 shares of common stock and 5,000,000 warrants to purchase the Company's restricted common stock at prices ranging from $0.30 to $0.50 cents per share before December 31, 2004. These shares were issued at an average market price per share of approximately $0.04.

During the three months ended June 30, 2003, 625,000 shares of common stock were issued at an average market price per share price of $0.19 to Stanton, Walker & Co. for business advisory and consulting services provided to the Company during the six months ending November 28, 2003.

Also during the quarter ended June 30, 2003, the Company issued Mr. Lou Ross, currently a Director, 288,334 restricted common stock as part of its program to lower debt without expending cash resources, in exchange for the forgiveness of $46,250 of debt, or one half of the total debt owed by the company to Mr. Ross of $86,500. The debt forgiven included various disclosed notes, salary deferred in 2002 and board fees deferred in 2002. The shares were issued at an average market price per share of $0.15. The Company also issued Mr. Ross, 50,000 restricted common stock for reduced Director's fees for February 2003 through the end of this fiscal year in September 2003. These shares were issued at an average market price per share of $0.15.

3.   STOCK OPTIONS AND WARRANTS

The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives, consultants, and employees in December 2000.

During the three months ended June 30, 2003, non-qualified stock options totaling 75,000 were granted under the 2000 Stock Option Plan, at an average exercise price of $0.10 per share.

The Company adopted Financial Accounting Standards Board APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. Compensation of $131,025 has been recognized for the fiscal quarter ended June 30, 2003. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. On June 30, 2003, 3,576,676 outstanding stock options were vested, and fully exercisable, and 10,000 were not vested.

In accordance with The Statement of Financial Accounting Standards (SFAS)123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 100% as of the date of issue.

                                                 Number of      Weighted Average
                                                  Shares         Exercise Price
                                                 ---------      ----------------
Options Outstanding, September 30, 2002          3,582,829         $   1.97
Granted                                            651,000             0.06
Exercised                                          637,153             0.05
                                                 ---------         --------
Options Outstanding, June 30, 2003               3,586,676         $   1.97
                                                 =========         ========

Had the Company fully adopted SFAS123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                      Three Months    Three Months     Nine Months     Nine Months
                                          Ended           Ended           Ended           Ended
                                      June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                      -------------   -------------   -------------   -------------
Net (loss) income:
   As reported                        $    (273,044)  $    (315,109)  $    (631,714)   $ (1,294,167)
   Pro forma                               (273,044)       (327,993)       (643,050)     (1,403,641)

Basic (loss) earnings per share:
   As reported                        $       (0.00)  $       (0.01)  $       (0.01)   $      (0.03)
   Pro forma                                  (0.00)          (0.01)          (0.01)          (0.03)

SFAS 123 does not apply to awards before 1996, nor are the effects of its application in this disclosure indicative of the pro forma effect on net income in future years.

NET LOSS PER SHARE

Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in thousands except shares and per share amounts):

                                                Three months ended
                                                      June 30
                                           ----------------------------
                                               2003            2002
                                           ----------------------------
        Basic net income (loss) per
        common share:

        Net income (loss)                  $   (273,044)   $   (315,109)
                                           ============    ============
        Weighted average common shares       66,936,328      50,319,391
                                           ============    ============
        Basic per share amount             $      (0.00)   $      (0.01)
                                           ============    ============

6.   SUBSEQUENT EVENTS

In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. As of August 12, 2003, the Company had raised approximately $200,000 in cash from this effort. Subsequent to the end of June 30, 2003, the Company will issue 2,500,000 shares of restricted common stock and granted 20 "J" warrants to purchase 100,000 additional common stock shares. The warrants are exercisable at a price of $0.35 to $0.50 per share until June 30, 2006. As part of this transaction, the $10,000 liability entry shown on the balance sheet at June 30, 2003 for private placement deposits will be converted to equity. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends," "may" and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks we face described above and elsewhere in this report.

THREE AND NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2002

The Company's embedded systems location tools strategy began to yield small amounts of revenue late in the fiscal year ending September 30, 2002. This small revenue stream roughly doubled to $5,455 in the first quarter of the current fiscal year, then more than doubled again in the second quarter to $13,093, and increased by approximately 23% to $16,047 in this most recently ended quarter. This compares with a revenue total of $1,550 during the three quarters of the previous fiscal year, prior to the adoption of the location services business model. The growth in revenue over the last three quarters is attributed to product introductions from NSC's Followit, DarkStar, and Gotcha lines, only some of which were available for sale during the quarter ending June 30, 2003, as well as revenues related to design services that quarter. The Company expects these product lines can contribute some additional revenue during the fiscal quarter ending September 30, 2003.

As  of  June  30,  2003,  the  Company's  cash  and  cash  equivalents   totaled
approximately $19,169 and total current assets were approximately $110,666.

On May 29, 2003 the Company entered into a six-month agreement with New York-based Stanton, Walker & Company to perform business advisory and consulting services. Stanton, Walker will assist in expanding existing strategies for NSC business growth as well as developing new ones, such as merger and acquisition planning. In conjunction with this agreement, NSC issued 625,000 shares of NSC common stock to Stanton, Walker & Company using a Form S-8 registration on June 4, 2003.

The Company entered into an agreement on June 11, 2003, to restructure its delinquent outstanding debt and back pay to Mr. Lou Ross, a Director of the Company. The Company and Mr. Ross aggregated the value of all sums currently owed by the Company to Mr. Ross. This included notes executed of approximately $75,000, all salary deferred by Mr. Ross in 2002 of approximately $8,300, and all cash board fees deferred in 2002 by Mr. Ross of approximately $3,000, for a total debt outstanding by the Company to Mr. Ross as of June 11, 2003 of approximately $86,500. Mr. Ross agreed to accept one-half of this amount, or $43,250, in restricted NSC common stock issued at the then-current market price of $0.15 cents per share, for a total share grant to Mr. Ross of 288,334 shares. Mr. Ross also agreed to convert the remaining one-half of the total debt outstanding from the Company to him, or $43,250, into a 3 year interest free note, with no payments required of the Company until the end of the 3 year period, and which could be paid by the Company at any time before the three year period elapses with either cash or its common restricted stock or a combination of cash and stock. With this agreement, NSC no longer has any outstanding delinquent notes to Mr. Ross, and the overall company liabilities have been reduced by $43,250.

Mr. Ross also agreed to take a reduction in his Director's fees for the period from February 2003 to the end of the current fiscal year ending in September 2003, and accept 50,000 shares of NSC restricted common stock in lieu of cash for these board services, which was paid to him in stock on June 11, 2003.

As of June 30, 2003, the Company has a $10,000 liability for private placement deposits. Subsequent to June 30, 2003, the liability will be converted entirely into equity, in connection with the issuance of shares under the April 2003 private placement (See Liquidity and Capital Resources).

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

Operating expenses for the nine months ended June 30, 2003 of approximately $651,306 are down from the comparable period ended June 30, 2002, which were approximately $1,384,763. This decrease was primarily due to staff reductions and the shift away from investments in semiconductor technology development.

Salary and benefits have decreased for the nine months ended June 30, 2003 by approximately $227,172 from the nine months ended June 30, 2002. This decrease is attributable to the staff reductions and the movement of some staff from a full time to part time basis.

Research and development costs have decreased from approximately $143,522 for the nine months ended June 30, 2002 to approximately $56,695 for the nine months ended June 30, 2003, primarily due to the shift of resources from capital intensive semiconductor-related development projects to more labor intensive location service technology-related projects.

The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new distributor and customer relationships. This has included increased attendance at trade shows, increased expenditures on direct mailings of promotional literature, internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. The Company has also spent and plans to continue to spend resources on the development of strategic partnerships with other technology firms to assist it in taking its products to market. The Company will continue to research and implement innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and electronics-related devices.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, NSC's liquidity included cash and cash equivalents of $19,169 compared to $1,405 at September 30, 2002. Our total cash used in operating activities from developmental stage inception in 1998 through June 30, 2003 was $6,720,901. We have an accumulated deficit of $21,437,050 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by product sales, entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very recent limited extent, through the sale of our products. We expect our ability to finance operations through sales to improve during the course of this fiscal year and next.

In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. As of August 12, 2003, the Company had raised approximately $200,000 in cash from this effort. No underwriters are involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, and Rule 506 of Regulation D.

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

Cash used in  operations  was  approximately  $466,965 for the nine months ended
June 30, 2003 compared with approximately $785,441 for the nine months ended June 30, 2002. The decrease in cash used in operations resulted from staff reductions, salary deferrals, and reductions in other operating expense related areas. Additionally, management has sought to reduce cash uses wherever possible. We are continuing efforts to lower our consumption of cash through expense reductions.

SUBSEQUENT EVENTS

The Company continued shipping samples in May, June, and July of its Gotcha!(TM) product to sales representatives, retailers, distributors, and booked its first revenue from the sale of this product in July 2003. Although the primary channel of distribution for this product will be through NSC's distribution and retail partners, a number of units have been reserved by NSC for direct sale through its own website for a limited time. The Company received its first order within an hour of placing them for sale on its web site and continues to fill a small number of orders directly from its own website.

The Company's IBUS(TM) technology was successfully piloted for the first time by its business partner Verify Systems in July 2003 at a school in Massachusetts. The units in use for the pilot program were part of an initial shipment against Verify's $250,000 blanket purchase order for NSC's IBUS(TM) school bus rider authentication system. Additional pilots are planned for this product in August and September at various schools around the United States.

The Company also shipped in late June of 2003 its first bench-testing model of a power sports tracking design for its project with Positus Corporation, formerly known as Bike & Cycle Trak USA, Inc., project. The Company expects the next phase to move forward in the fall of 2003.

Initial shipments of the Company's WiFi tag developer kits are expected to be shipped to interested parties in August of 2003. The Company continues to receive purchase orders for the developer kits for this product.

In August of 2003 the Company promoted David Mandala to its Technical Advisory Board for the fiscal year 2004. During late August Mr. Mandala is scheduled to pass on his developmental technical project duties as NSC's CTO of Embedded Systems to NSC's new Lead Engineer for Embedded Systems, who is scheduled to begin working on these projects at that time. After August 2003, Mr. Mandala's only duties with NSC will be those related to the NSC Technical Advisory Board.

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

     In May of 2003 the Company had a setback in its litigation with Bowne of Phoenix, when a judgment was entered against it for approximately $26,000. NSC has already paid Bowne over $20,000 for printing work in 2001, and still maintains that Bowne has overcharged NSC for its services. As a result, NSC has filed a motion for a new trial, and is considering an appeal in this matter as well. NSC has taken a reserve for this judgment in its current financial statement.

     The Company was awarded a judgment of approximately $179,000 in May of 2003 against E4World Corporation. However, there is no assurance that any of this amount will be collected by NSC. Since collectability of this judgment by NSC is uncertain, this positive judgment is not reflected in NSC's current financial statements. The Company continues to press its claim to secure assets held by PSI in a separate legal matter, although there is no assurance that this claim will be collected by NSC, and thus this claim is not shown in the NSC financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the nine months ended June 30, 2003, 946,270 restricted common shares were issued for consulting services at a total value of $162,374. In addition, 637,153 common shares were issued in connection with the exercise of options granted under the 2000 Stock Option Plan. These options had an exercise price of $0.05 per share, resulting in $29,058 of cash proceeds to the Company.

     As of July 31, 2003, there are 412,201 outstanding warrants to purchase the Company common stock at $1.67 per share held by Coriander Enterprises Limited, 4,700,000 warrants outstanding to purchase the Company common stock at $0.30 per share, expiring December 30, 2004, and 200,000 warrants outstanding to purchase the Company common stock at $0.50 per share, expiring also December 30, 2004. Coriander Enterprises Limited has recently assigned all warrants held by Coriander Enterprises Limited to Omega Financial International, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. THER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL SCIENTIFIC CORPORATION



August 14, 2003                    /s/ Michael A. Grollman
                                   --------------------------------------------
                                   Michael A. Grollman
                                   President, Chief Executive Officer, Interim
                                   Chief Financial Officer, Chairman


                                   /s/ Graham Clark
                                   --------------------------------------------
                                   Graham L. Clark
                                   Secretary


                                   /s/ Lou L. Ross
                                   --------------------------------------------
                                   Lou L. Ross
                                   Director and Chairman-Emeritus