Form 10KSB
period 2003-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2004-01-20
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

                                 --------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

     Revenues for the fiscal year ended September 30, 2003: $63,579.

     The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation's ("NSC's") common stock, as of January 9, 2004 was approximately $12,032,848 (based on the last sale price of such stock as reported by OTCBB Stock Market). The number of shares outstanding of the registrant's common stock, as of January 9, 2004 was 72,981,465.

     A portion of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated into Part III as set forth therein.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     National Scientific Corporation, a Texas corporation ("NSC" or the "Company") is focused on the research and development of devices and designs that are intended to enhance the performance of various products commonly used in the semiconductor and electronics industries in general, and in location services devices in particular. We primarily design products that we believe will have a broad application and acceptance in the commercial electronic component marketplace

     We currently hold U.S. Patents on seven devices and designs. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor and electronics industries when appropriate funding is available.

     The Company was originally formed in 1953 as American Mortgage Company, Inc. In 1993, NSC became a subsidiary of A.F.M.S., Inc. In 1994, U.S. Network Funding, Inc. acquired A.F.M.S., Inc., including a controlling interest in American Mortgage Company, Inc. In 1995, U.S. Network Funding, Inc. divested itself of A.F.M.S., Inc. and made a dividend distribution of its common shares of American Mortgage Company, Inc. to its shareholders. On May 16, 1996, the Company changed its name to National Scientific Corporation and began its operations in it current form.

     The Company remained focused on primarily semiconductor development up to February of 2002. In February of 2002, we began to focus specifically on applications of electronic devices in the location services market. We also began to decrease our focus on semiconductor intellectual property, due primarily to difficult market conditions in the semiconductor area. We plan to continue our focus on wireless location devices for the foreseeable future. Much of our efforts since February 2002 have been devoted to licensing and developing technologies related to location services. The Company's embedded systems location tools strategy began to yield small amounts of revenue late in the fiscal year ending September 30, 2002. This small revenue stream increased $63,579 for the fiscal year ending September 30, 2003. We expect to continue product development in 2004, and to develop new sales channels and new customers for our location services products. NSC's net losses were $952,564 and $1,883,489 for the years ended September 30, 2003 and 2002, respectively. See "Part II, Item 7-Financial Statements."

PRODUCTS

     Our location services products are made from several dozen or more semiconductor chips mounted on small boards and sold as complete products. These products are designed to provide the product user with information regarding the unit's current location. Some of the products report this information back to central locations, so that people or objects in the field can be tracked as they move from place to place. Many of our location products use Global Positioning Systems technology, commonly referred to as GPS technology. GPS technology was originally developed by the U.S. Military, but is now in common use in many commercially available products, including some of those designed, manufactured, and sold by NSC.

     Our present offering of semiconductor devices and designs is based on principles and applications in the electronics and semiconductor industries. The majority of these devices and designs are based on semiconductor technology. Semiconductors are materials that are used in the manufacture of a wide variety of electronic devices. Semiconductors are usually manufactured in large batches and built upon platters referred to as wafers. Manufacturing of semiconductors using wafers is generally conducted in a facility known as a fabrication plant or a "fab." This manufacturing process of placing semiconductors on wafers results in a product better known as a silicon chip. Silicon chips are used in a variety of electrically powered and controlled devices, including computers, cell phones, domestic appliances and many other similar devices. Generally, the products described below are intended to reduce the power requirements or reduce the size of various electronic devices, and thus make them more efficient.

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

     LOCATION TOOL PRODUCTS

     OVERVIEW OF THE GLOBAL POSITIONING SYSTEM (GPS)

     Many of NSC's location products utilize Global Positioning System, or GPS, technology. GPS, first made available by the U.S. government for commercial use in 1983, is a worldwide navigation support system that allows users of GPS devices to determine their precise geographic locations using established satellite technology. The system consists of a number of satellites that orbit the earth. The network of satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system for all users is currently provided free of charge by the U.S. government.

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

     Some of NSC's products can derive location from sources other than GPS. This includes the Company's Gotcha!(TM) products, which measure the strength of a radio signal emitted from a unit attached to a parent relative to a receiver attached to a child. This technique allows the Gotcha!(TM) product to establish approximately when a child is beyond a safe distance from a parent. The Company also produces a device based on the WiFi(TM) radio standard. WiFi is a radio technology used to allow different types of computers to communicate without cabling, and is promulgated by the WiFi Alliance, a nonprofit international association formed in 1999 to certify interoperability of wireless Local Area Network products based on IEEE 802.11 specification. WiFi(TM) is a trademark of the WiFi Alliance. The Company's WiFi products determine position by measuring signal strength of the radio beacon within the WiFi network. The Company uses components and subassemblies in its products wherever possible that are certified by the WiFi Alliance.

     FOLLOWIT(TM). Followit(TM) is a small electronic device designed for the tracking of people or vehicles at a distance. NSC announced this device in March of 2002. The device fits in the palm of the hand. The unit contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see below). The unit is designed and manufactured for NSC in Sweden by Followit, AB. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology. This unit is primarily used for tracking vehicles, but can be used to track people and other assets as well.

     GOTCHA!(TM). Gotcha!(TM) is a small electronic device designed for the tracking of children in indoor and outdoor environments at short distances, typically less than 75 feet from the parent or guardian. NSC announced this device in November of 2002, and began shipments of it during the summer of 2003 to select distribution organizations. The device consists of two parts, one about the size of a handheld pager that attaches to a parent and one the size of a key fob that attaches to a child. The unit does NOT contain a Global
Positioning System (GPS), and is not effective at tracking location in all environments. Instead, the unit only reports a problem when the parent and child are separated by a distance that the parent sets up as "outside the safe zone." When the safe distance is exceeded, the unit sounds an audible alert to tell the parent that the child has wandered too far. It is then up to the parent to locate the wayward child. The unit is designed to work well indoors or outdoors, although working through walls will limit the unit's range. The tracker contains a small radio set used to transmit information between the parent and child. Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate. The unit is designed by NSC, with some components by other suppliers in the United States and elsewhere, including Scotland, which is currently the primary place of manufacture for this unit. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying, although it may file patent claims at a future date. NSC has filed a trademark claim on Gotcha!(TM). This unit is primarily intended for parents trying to keep track of children in hectic environments, such as shopping malls. NSC intends to market this product through retail mass-market channels for around $60. This product was featured in December of 2003 on cable television's Home Shopping Network(TM). As of December of 2003, NSC has manufactured this unit in quantity and has stock available for delivery of this device.

     IBUS(TM). IBUS(TM) is a small electronic device designed for the tracking of school buses at a distance as well logging the children riding on school buses. NSC announced this device in April of 2003. The device fits in the palm of the hand, but is larger than a Followit(TM) unit by approximately 40%. The unit contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. The tracker also contains a small radio to transmit information back to a nearby central location. Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be significantly less expensive to operate, as long as the buses stay within the campus environment, due to the limited range of the radios in use. NSC can offer repeaters that can extend this range. Cellular service and satellite phone service is planned as an option for this unit. The unit is designed and manufactured by NSC, with some components by other suppliers in the

United States and elsewhere. This unit is designed to interface with software made by Verify Systems, Inc., that can provide formatted reporting to schools on the whereabouts of buses and students. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is primarily intended for tracking school buses and students. NSC has only produced small numbers of this device, and has presented informational samples to various customers, who are evaluating it and testing it. The Company has run several pilot projects in conjunction with Verify Systems, Inc. with this device with school districts in Massachusetts and Arizona. NSC intends to market this product directly and through other sales channels, including its software partner Verify Systems, Inc.

     LOBO TRACKING SOFTWARE(TM). Lobo(TM) is an internet-based mapping application that can be used to display the location on a computer screen of NSC locators in the field. Lobo(TM) is not sold as a standalone product, but instead is a service offered by NSC to purchasers of its cellular-phone based locators. NSC uses Lobo(TM) is make its locator offerings more attractive to customers. Lobo(TM) is in active use today by most customers using NSC's Followit(TM) products.

     SHUTTLEFINDER(TM). Shuttlefinder(TM) is an electronic device designed for tracking and reporting the location of shuttle buses in a campus environment. NSC announced this device in November of 2002. The device is intended for mounting inside a bus. The unit regularly reports the bus location using small license-free radios via relay to a central location. The unit contains a small computer with a hard disk drive that operates on the commercially available Linux operating system. The unit also contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of
Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker uses 802.11x or WiFi wireless technology to transmit information back to a central location. Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate, as long as the users stay within the field environment, due to the limited range of the radios in use. NSC can offer repeaters that can extend this range. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is intended for tracking vehicles, and for running applications designed by NSC customers who require a mobile general-purpose computer that can also perform tracking and reporting functions. We have only developed prototypes of this device, and have not chosen to ship commercial quantities as of this time. We have presented samples to various interested parties.

     STARPILOT(TM). StarPilot(TM) is an electronic device designed for reporting locations at a distance. NSC announced this device in June of 2002. The device is approximately eight inches long by three inches wide, and is intended for mounting inside a car or truck. The unit contains a small computer with a hard disk drive that operates on the commercially available Linux operating system. The unit also contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is intended for tracking vehicles, and for running applications designed by NSC customers who require a mobile general-purpose computer that can also perform tracking and reporting functions. We have only developed prototypes of this device, and have not chosen to ship commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various customers, who are evaluating it for inclusion in their own products.

     STARPILOT(TM) SENTINEL. StarPilot(TM) Sentinel is an electronic device designed for tracking and reporting the location of field personnel at a distance. NSC announced this device in April of 2003. The device consists of a vehicle-mounted satellite/RF location and communications platform with a small personal RF transmitter (PRT). The unit contains a small computer with a hard disk drive that operates on the commercially available Linux operating system. The unit also contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small radio to transmit information back to a nearby central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate, as long as the users stay within the field environment, due to the limited range of the radios in use. NSC can offer repeaters that can extend this range. StarPilot(TM) Sentinel uses a radio technology that can operate well in many difficult and remote locations. The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying, but may file for such claims in the future. This unit is primarily intended for tracking people. NSC has only developed prototypes of this device, has presented samples to several customers, and has also engaged in competitive field trials with prospective customers using this product. This product is targeted primarily at military training related uses.

     STATIONMASTER(TM). StationMaster(TM) is an electronic device custom built to customer specifications designed for tracking and reporting locations at a distance for fleets of vehicles. NSC announced this device in March of 2003. The device consists of two units, one of which is intended for mounting inside a car or truck and the other is installed at a base station. The system contains a small computer with a hard disk drive that operates on the commercially available Linux operating system. The unit also contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker can contain a small cellular telephone to transmit information back to a central location or can work with various license-free and other forms of radio communication. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is intended for tracking vehicles, and for running applications designed by NSC customers who require a mobile general-purpose computer that can also perform tracking and reporting functions. We have only developed prototypes of this device, and have not chosen to ship commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various customers, who are evaluating it for inclusion in their own products.

     TRAKFORCE(TM). TrakForce(TM) is a small electronic device designed for the tracking of power sports devices at a distance in a remote environment. Examples of power sports devices are motorcycles or snowmobiles. NSC announced this device in March of 2003 along with its development partner Positus Corporation, formerly known as Bike & Cycle Trak USA, Inc. (see "Other Strategic Relationships"). The device fits in the palm of the hand, and is about the size of two packs of playing cards. The unit contains a Global Positioning System
(GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular radio to transmit information back to a nearby central location. This location information can be presented as map coordinates, it can be shown on a map using NSC's Lobo(TM) tracking software (see above), or it may be used with mapping software from other vendors. The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying. This unit is primarily intended for tracking power sports devices. NSC has only developed prototypes of this device, and has presented informational samples to various customers, who are evaluating it. NSC has not yet shipped commercially significant numbers of this product to customers. NSC intends to market this product directly and through other sales channels, especially Positus Corporation.

     TRACKER IIR(TM)/TRACKER IIIR(TM). Tracker IIR(TM) and its replacement, Tracker IIIR(TM), are small electronic devices designed for the tracking of field personnel at a distance in a closed training field environment. NSC announced this device in October of 2002. The device fits in the palm of the hand. The unit contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small radio to transmit information back to a nearby central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). Because this unit does not contain a cellular telephone but instead relies on other forms of radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate, as long as the users stay within the field environment, due to the limited range of the radios in use. NSC can offer repeaters that can extend this range. Tracker IIR(TM) uses a radio technology that can operate well in many difficult and remote locations. The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. The Tracker IIIR(TM) replaced the Tracker IIR(TM) in the fall of 2003, when NSC upgraded all its GPS boards to a 40% smaller form factor. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying, but may file for such claims in the future. This unit is primarily intended for tracking people. NSC has only developed prototypes of this device, and has presented samples to several customers, and has also engaged in competitive field trials with prospective customers using this product. This product is targeted primarily at military training related uses.

     TRACKER III(TM). Tracker III(TM) is a small electronic device designed for the tracking of people or vehicles at a distance. NSC announced this device in September of 2003. The device fits in the palm of the hand. The unit contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology. This unit is primarily used for tracking vehicles, but can be used to track people and other assets as well. This product is in the development stage. An operational prototype is expected to be completed in 2004.

     URBANTRACKER II(TM). UrbanTracker II(TM) is a small electronic device designed for the tracking of people, assets or vehicles. NSC announced this device in July of 2002. The device is the size and shape of a sunglasses case. The unit contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology. This unit is primarily used for tracking people, assets and vehicles. We have only developed prototypes of this device, and have not chosen to ship commercial quantities as of this time, other than to a small number of potential development partners.

     URBANTRACKER IIK(TM). UrbanTracker IIK(TM) is a small electronic device designed for the tracking of children at a distance. NSC announced this device in October of 2002. The device is integrated into a child's backpack. The unit contains a Global Positioning System (GPS) that allows it to determine its current location by examining the current location of GPS satellites originally deployed by the U.S. Department of Defense. Like most current GPS products, this product does not track well indoors, and is intended mainly for use outdoors. The tracker also contains a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using NSC's Lobo(TM) tracking software (see above). The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology. This unit is primarily used for tracking children. We have only developed prototypes of this device, and have not chosen to ship commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various interested parties.

     WIFI TRACKER(TM). WiFi Tracker(TM) is a small electronic device designed for the tracking people and other assets. NSC announced this device in May of 2003. The device fits in the palm of a hand. The device does not contain a Global Positioning System (GPS) unit, but provides tracking data through interaction with local area networks known as WiFi. The tracking device contains a small radio also based on WiFi technology to transmit information back to a nearby central location. WiFi Tracker(TM) work indoors and outdoors, typically over short ranges of several hundred meters, due to the limited range of WiFi radio signals. This location information can be presented as map coordinates, or it can be shown on a map using Ekahau Positioning Engine(TM) tracking software, a product made by Ekahau, Inc. (see "Other Strategic Relationships"). Because this unit does not contain a cellular telephone but instead relies on WiFi radio communication, it is able to transmit its information without incurring the same message charges as devices that are based on cellular phone technology. As such, the unit can be less expensive to operate in some environments, as long as the users stay within the field WiFi environment, due to the limited range of the radios in use. Many manufactures offer devices that can extend the range of WiFi networks. The unit is designed and manufactured by NSC, with some components by other suppliers in the United States and elsewhere. NSC has no current patent claims on this device, and chooses to use a combination of confidentiality agreements and other trade secret management to protect the technology from copying, but may file for such claims in the future. The stage three version of the prototype, or "developer kit," of this device was completed in December of 2003. NSC has presented samples to several customers, and has also engaged in competitive field trials with prospective customers using this product. Additionally, we have been doing application design work with iTrack of Ireland for wireless traffic management. This product is targeted primarily at commercial users.

     PATENTS AND SEMICONDUCTOR PRODUCTS

     In addition to the more recent development of our location devices, during the past several years the Company has brought seven major research and development projects to the patent or patent application stage. NSC's first patent was awarded June 15, 1999. NSC's primary semiconductor and electronic device parent filings relate to the following invention areas:

           DEVICE NAME                         USE AND FUNCTION OF DEVICE
-----------------------------------    -----------------------------------------
Heterojunction Bipolar Transistor      Used   in  the  manufacture  of   digital
                                       circuits that  are found in  devices such
                                       as  cellular  phones, personal  computers
                                       and  automotive  circuitry.   Transistors
                                       provide electronic  control over  current
                                       flow,  and are a part of many  electronic
                                       circuits.    Heterojunction       bipolar
                                       transistors are used most  frequently  in
                                       power   amplifiers,   radio     frequency
                                       integrated circuits and other circuits.
-----------------------------------    -----------------------------------------
Monolithic Inductor                    Used  in  a  wide  range  of   electronic
                                       circuits      for      telecommunications
                                       applications.   The   inductor's     most
                                       common application is as a component of a
                                       radio   frequency    circuit   used    to
                                       manipulate radio waves into certain other
                                       electrical  signals.  The  inductor  does
                                       this,  usually  in  conjunction  with   a
                                       capacitor,  by   producing  an  amplified
                                       current when  stimulated  by  a  specific
                                       frequency  of  radio signal.
-----------------------------------    -----------------------------------------
Distributed Amplifier                  Used  in  all  electronic  products  that
                                       require some level of power increase such
                                       as     telecommunications,     microwave,
                                       internet communications,  automotive  and
                                       biomedical products as well as  automated
                                       manufacturing products.
-----------------------------------    -----------------------------------------
Static Random Access Memory (SRAM)     Used in digital computing devices such as
and TMOS(TM) Memory Core               microcomputers   and   workstations   and
                                       battery powered devices such as  personal
                                       data appliances and cellular phones  that
                                       require a memory function.
-----------------------------------    -----------------------------------------
Mode Dielectric Resonator              Used  in   many   applications  including
                                       microwave     oscillators,     narrowband
                                       microwave   filters,  radar    detectors,
                                       speed   guns,   automatic  door  openers,
                                       cellular  portable   phones   and  global
                                       positioning satellites.  The  resonator's
                                       most   common    application   is  as   a
                                       component  of a  radio frequency  circuit
                                       used  to   manipulate  radio  waves  into
                                       certain other  electrical  signals.   The
                                       resonator  does   this   by  producing  a
                                       current   of   predictable   size    when
                                       stimulated  by  a  specific  frequency of
                                       radio signal.
-----------------------------------    -----------------------------------------
High Frequency Wireless Transceiver    Allows  the  transmission  and  reception
                                       of   radio   waves  and  are  used  in  a
                                       variety of wireless devices.
-----------------------------------    -----------------------------------------

         We have applied for patents relating to these technologies, a number of which have already been issued. These include the following:

     1. On September 29, 1997, NSC filed a U.S. Patent application for a Hetrojunction Bipolar Transistor (HBT).

          U.S. Patent 5,912,481 was issued for this device on June 15, 1999. We were also successful in our Continuation in Process application on this device, as the United States Patent and Trademark Office issued us a patent on January 9, 2001 under U.S. Patent 6,171,920, covering intellectual property required to manufacture the transistor.

     2. NSC filed a U.S. Patent application on October 31, 1997, for a Monolithic Inductor. The inductor is compatible with current integrated circuit manufacturing technology and requires no additional steps to be included in the manufacturing process.

          The U.S. Patent Office issued a Notice of Allowance for this application on September 7, 1999. U.S. Patent 6,013,939 was issued for this device on January 11, 2000. We were also successful in our Continuation in Process application on this device, as the United States Patent and Trademark Office issued us a patent on August 28, 2001 under U.S. Patent 6,281,778.

     3. On December 17, 1997, a U.S. Patent application was filed for a High Performance N-Channel Metal-Oxide-Semiconductor (NMOS) Static Random Access Memory (SRAM).

          U.S. Patent 6,104,631 was received for this device on August 15, 2000. We were also successful in our Continuation in Process application on this device, as the United States Patent and Trademark Office issued us a patent on October 9, 2001 under U.S. Patent 6,301,147.

     4. NSC filed its fourth U.S. Patent application on June 18, 1998, for a Mode Dielectric Resonator. Resonators are used in many applications, including microwave oscillators, narrowband microwave filters, radar detectors, speed guns, automatic door openers, cellular and portable phones and global positioning satellites.

          The U.S. Patent Office issued a Notice of Allowance for this application on August 1, 2000. The U.S. Patent and Trademark Office issued us U.S. Patent 6,169,467 for this device on January 2, 2001.

     5. On July 10, 1998, the Company filed its fifth U.S. Patent application for a Distributed Amplifier.

          The  U.S.   Patent  Office  issued  a  Notice  of  Allowance  on  this application on September 29, 1999. U.S. Patent 6,008,694 was received for this device on December 28, 1999.

     NSC has filed patent applications for other semiconductor-related patents since 2000, including some improvement to the above existing devices as well as on related devices. The commercial importance of these inventions and the final disposition of these applications are uncertain. NSC is not currently active in pursuing patent protection outside the United States.

OTHER STRATEGIC RELATIONSHIPS

     In May of 2003 the Company announced a strategic co-development and co-marketing program with Ekahau, Inc. of Finland ("Ekahau"), to develop and co-market tracking devices based on WiFi technology. Ekahau has developed a software application called the Ekahau Positioning Engine(TM) that can be used to determine location of WiFi devices in a standard WiFi network. NSC is developing a hardware device to interface with Ekahau's software that can be attached to people or assets that are moving within WiFi networks, in order to establish the location in real time of those people or assets. In December of 2003, the Company completed its first prototype of this WiFi device, and demonstrated it at the WiFi Planet Conference and Expo in San Jose, California. Additional development of this device will be required in 2004 before full commercialization of the device can occur (see "Products"). NSC and Ekahau do not have any exclusive contract in force between them. Ekahau is a small privately held technology development company with a limited customer base.

     In May 2003 the Company entered into a six-month agreement with New York-based Stanton, Walker & Company to perform business advisory and consulting services. Stanton, Walker was contracted to assist in expanding existing strategies for NSC business growth as well as developing new ones, such as merger and acquisition planning. The Company has not determined what services it may procure from Stanton, Walker & Company in calendar year 2004 and beyond.

     In October of 2003 the Company entered into a three-month agreement with the strategic marketing and communications firm of Owens/Depoy to help define and position corporate and product brands and to develop strategic marketing communications. The agreement automatically renews quarterly unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period.

     In March of 2003, the Company received a blanket Purchase Order for $250,000 of IBUS(TM) technology from Verify Systems of Connecticut, planned for delivery before June of 2004. Shipments began against this order in May of 2003, for pilot testing in Massachusetts over the summer of 2003 at a major school district. Testing was continued through two pilots using this equipment. A third pilot is underway in Arizona in November and December of 2003. The product is still being demonstrated and developed, and additional sales are expected in 2004 by NSC's partner Verify Systems, particularly during the spring and summer months of 2004. Verify Systems is a small privately held technology development company with a limited customer base.

     In March of 2003 the Company entered into a Memorandum of Understanding with Positus Corporation ("Positus") dba Bike & Cycle Trak USA, Inc. of Minneapolis, MN, to develop and co-market tracking devices for the power sports industry. Later the Company was issued a $75,000 purchase order by Positus to develop the prototype version of this product. Work began in the spring of 2003 to develop this product. A first proof of concept device was shipped in June of 2003, when the first payment against this Purchase Order was received. A second prototype board was developed in the fall of 2003, and is currently in testing for us in this project. Positus is a small privately held technology development company in its startup phase.

     In January 2002, we signed an agreement with the Virtual Component Exchange ("VCX") whereby the bulk of our core designs and patents for Radio Frequency ("RF") devices will be available for purchase or licensure. VCX is an Internet based organization focused on producing Internet tools for trading intellectual property. The Company has not seen substantial results from this effort with VCX, and may choose to discontinue to market its semiconductor devices through this channel in the future.

     In December of 2002 the Company entered into a manufacturing relationship with Electroconnect Ltd of Scotland ("Electroconnect") to manufacture its Gotcha!(TM) child safety device. The relationship is based on NSC issuing purchase orders and specifications on an order by order basis to Electroconnect, and Electroconnect fulfilling those orders by shipping Gotcha!(TM) units to NSC in Scottsdale, typically offering net 30 terms for payment. Electroconnect is a small to mid-sized privately held manufacturing company with a broad customer base.

     In December of 2002 the Company entered into a distribution agreement with FutureCom Global, Inc. ("FCG"), a firm headquartered in Scottsdale, AZ. The two-year agreement covers the non-exclusive distribution of products from NSC such as Gotcha!(TM), Followit(TM), and StarPilot(TM). The agreement automatically renews for the third year unless terminated by one of the parties. FutureCom Global is a small privately held technology development and distribution company.

     We executed an agreement in June of 2002 with Followit AB, a Swedish technology firm, for international distribution. The international distribution agreement, dated June 1, 2002, grants us non-exclusive distribution rights for the Followit(TM) locator product in the United States, Canada and Mexico. The Followit(TM) locator product uses the Global Positioning System (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals. Distributor prices were defined in the agreement and payment terms are letter of credit and net thirty (30) days from the receipt by the Company of a correct invoice. The contract automatically renews after one year unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period.

SALES AND MARKETING

     We have researched the products and manufacturing processes available to the major locator and semiconductor manufacturing companies. The results have generally confirmed our belief that the increased performance and efficiencies inherent in our products that are currently in various stages of design and development should be of interest to many sectors of the locator and semiconductor manufacturing industry. However, we believe that the semiconductor market is still very depressed, and that timing is poor for licensing our current semiconductor products. Thus we have redirected resources after February of 2002 to markets that we believe are experiencing growth today and that we can more effectively develop with our limited resources.

MARKETING LOCATION BASED PRODUCTS

     We believe the products we are developing may become marketable quicker by licensing and/or partnering with companies that have complementary technologies. We have undertaken a search for candidates and are in the process of conducting investigations, technology evaluations and preliminary negotiations with potential licensees/partners. In April of 2003 we entered into an agreement with TMobile(TM) to provide us with messaging services for some of our location-based products. In late 2002, we entered into an agreement with FutureCom Global of Arizona to assist in the distribution of some of our key location services products. We have also entered into agreements with Verify Systems to help market our IBUS(TM) systems, as well Positus Corporation, to help market our TrakForce(TM) design (see "Other Strategic Relationships").

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

     We are marketing our technologies worldwide through our internal sales resources including our web site and other contract-based marketing resources located throughout the U.S., Europe and Asia. Additionally, senior management devotes substantial time and effort to developing customer relationships and contracts.

MARKETING SEMICONDUCTOR PRODUCTS

     We believe that the increased performance and efficiencies inherent in our devices, designs and processes, if successfully developed, will be of interest to many key sectors of the semiconductor industry when that industry recovers more fully from its current depressed state. We believe our location products have a more immediate market in the current environment, because we believe these applications are less directly tied to the current depressed semiconductor industry environment. We therefore are focused today on location services products. We believe this industry is poised for growth that NSC may be able to participate in, at our current level of resources. This belief is based on a number of factors. First, FCC regulations regarding using the 911 systems with cellular phones to determine location accurately are becoming effective in 2003 and 2004. These regulations are forcing technology providers to develop technologies to achieve location services for mass markets. Second, current competition in this market is highly fragmented, creating many points of entry for a new participant such as NSC. Third, margins remain reasonably high, due to a lack of market consolidation and the complexity and diversity of customer requirements in the market. Fourth, NSC has experience in wireless and other radio based technologies, creating some competitive advantage in this market. Finally, as technology costs lower, we believe the market will experience continued growth.

     We intend to maintain key elements of our portfolio of semiconductor intellectual property because we believe there is substantial potential for the devices we might offer, if they are developed. According to the Semiconductor Industry Association (SIA) Annual Worldwide Market Forecast from November 2003, the total semiconductor market is expected to increase 15.8 percent to $163.0 billion in 2003. The SIA forecasts growth of 19.4 percent to $194.6 billion in 2004, 5.8 percent to $206.0 billion in 2005, and 6.6 percent to $219.6 billion in 2006. The largest target market for our products is the electronic memory market, where worldwide sales of electronic memory devices (which could incorporate our products) are expected to be approximately $31.5 billion in 2003, according to SIA. Our other patents tend to fall into the discreet device market, which SIA defines as discrete components including power transistors and radio frequency (RF) solutions that are found in wireless consumer products. This segment is forecast by SIA to grow 5.9 percent to $13.1 billion in 2003. Discrete components are then forecast to grow 12.7 percent to $14.7 billion in 2004, 9.3 percent to $16.1 billion in 2005, and 2.4 percent to $16.5 billion in 2006. However, we believe substantial markets exist for these devices and designs. The market sizes for our other devices and designs are more difficult to quantify, due to the numerous diverse applications and products that incorporate such devices and designs.

INDUSTRY

     The market for location based or a GPS-enabled product is projected to grow rapidly during the next few years. We believe that the following are among the key factors underlying the projected industry growth in both business and consumer markets:

     o improved accuracy of GPS will lead to an increase in the functions of devices using GPS;
     o additional functions capable of being installed in devices addressing GPS applications;
     o    increased  efficiencies in being able to track valuable  assets;
     o the ability to provide relevant information (e.g. traffic reports, weather reports, location of stores and restaurants relative to the location of the vehicle) to occupants of passenger vehicles;
     o    the ongoing  miniaturization of technology  products;  and
     o the trend towards combining navigation, communications and information technologies in a single device for use in vehicles.

     We have concentrated primarily on vehicle or asset tracking segments of the markets associated with providing information to owners of vehicles or assets because of the current market opportunity. We believe that GPS technology will be fundamental to delivering the next generation of mobile vehicle services, including relevant and timely information and emergency assistance.

     Real time tracking information of a vehicle or asset is delivered by linking a GPS receiver to a device that is connected to a cellular network, allowing location of the vehicle or asset to be automatically transmitted to a base station via the Internet twenty-four hours a day. The user can, if needed, immediately contact an appropriate provider of emergency services. In addition, this allows those parties who are monitoring the location of the vehicle or asset to ensure that delivery and service fleet operations are using the most effective method of getting to a location, or to dispatch roadside assistance and emergency services, such as police or ambulances. The primary users include owners of expensive vehicles. This market is a component of the overall Telematics services market. Market consulting firm Frost and Sullivan in October of 2002 has reported that revenue from this market should exceed exceeded $1 billion in 2003, and that the market will surpass $2.1 billion by 2008. Emergency assistance mandates, such as the U.S. Federal Communications Commission's E911 initiative that require the manufacturers of cell phones and the providers of wireless communication to ensure that the location of a cell phone user can be determined with relative accuracy in emergency situations may also expand GPS wireless product opportunities.

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

BUSINESS STRATEGY

     NSC's strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. NSC intends to utilize unique, patentable technologies and other technologies and provide these enhancements to the marketplace through joint venture licensing agreements with manufacturing firms. We do not intend to directly manufacture any of our own technologies. NSC intends to continue research and development efforts, including simulations and creation of working prototypes, where possible. Research and development will be accomplished through our own labs, as well as on-going association with independent lab, and test facilities at a major Arizona university, as well as through various partner organizations.

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

     The Wireless Communications product platform provides components, subsystems and system-level semiconductor technologies for wireless voice and data communications. NSC has designed and patented silicon and gallium arsenide ("GaAs")-based components and systems for potential use in personal computers, digital cordless telephones, digital cellular handsets, base stations, Global Positioning System (GPS) receivers, LAN and WAN systems, and other related markets. NSC holds patents including certain designs for resonators, amplifiers, transistors, and inductors. These elements are currently in common and widespread use in the communication industry and in the case of NSC's memory technology, in the communication industry and in many other technology sectors as well.

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

     NSC's goal is to provide customers with a synergistic portfolio of component-level and device-level semiconductor and electronic solutions for the industry's highest growth communications and related applications. NSC's strategic intent is to provide differentiated technologies for voice and data communications, cordless and cellular wireless telephony systems and emerging telephony, cable and wireless broadband communications networks by leveraging competencies in signal conversion, signal processing, communications algorithms and protocols and applications software.

     NSC's long-term strategy is to develop significant enhancements for existing semiconductor, integrated circuit and other electronic component products, processes and markets. Our change in focus to the location services market will delay this strategy.

CUSTOMERS

     NSC customers for location-based products include general consumers and businesses that focus on tracking. NSC has sold products to this group directly though its Internet website and through relationships with retail stores that specialize in tracking devices and related security technologies. NSC has also sold products to developers who are exploring adapting NSC hardware to meet custom solutions for specific markets, including Positus Corporation and Verify Systems (see "Other Strategic Relationships). NSC has also sold product to customers of the Home Shopping Network through its distributor, FutureCom Global, and plans events on other direct marketing outlets, including QVC. Also through FutureCom Global, the Company has provided samples and demonstration products to several dozen major U.S. retailers, as well as a few distribution firms outside the U.S. in Mexico, Canada, and Europe. Its customers are primarily organizations operating in the United States and Canada, although samples have been issued for review to customers in Mexico, Central and South America, Africa, and Europe. NSC has also issued proposals, but not consummated sales transactions, to a variety of other prospective customers including hospitals, airports and the U.S. Military.

PATENTS

     Please refer to the "Products" section of this report for specific information on the status of NSC's existing patents and applications.

     NSC endeavors to protect intellectual property rights through patents and patents pending. However, there can be no assurance NSC will be able to protect its technology adequately or that competitors will not develop similar technology. There can be no assurance that any patent applications NSC has filed or will file will be issued or that foreign intellectual property laws will protect NSC's intellectual property rights. Other companies and inventors may receive patents that contain claims applicable to NSC's products and processes. The use of NSC's products and processes covered by such patents could require licenses that may not be available on acceptable terms, if at all.

     Although there are no pending claims or lawsuits against NSC regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future. Any such assertions, if proven to be true, may materially adversely affect NSC's business, financial condition and results of operations. In the future, NSC may be required to litigate to enforce its patents, or to protect NSC's trade secrets or know-how owned by NSC or to defend NSC against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of resources by NSC, which could have a material adverse effect on the Company's financial condition and results of operations.

     Adverse determinations in any such litigation could result in the Company's loss of proprietary rights, subject NSC to significant liabilities, and require us to seek licenses from third parties or prevent us from selling or licensing NSC products and/or processes. This could have a material adverse effect on NSC's financial condition and results of operations. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all. See "FACTORS AFFECTING OPERATING RESULTS--PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS."

COMPETITION

     The  market  for  communications   and  information   products  related  to
location-based   services  is  highly   competitive   and  the  Company  expects
competition to increase. The Company believes that the principal competitive factors that will differentiate the various competitors in this marketplace will be product features, quality, customer service, brand, advertising, price positioning, time-to-market and availability. The market for GPS-based products is relatively recent as a direct result of the U.S. Government's removal of the GPS based filters in May 2000 to allow for more accurate tracking. Most of the mid-size to larger companies in the vehicle tracking market have larger, cumbersome and more expensive devices and systems than the Company's. Many of the companies in the vehicle navigation market have expensive systems that are permanently installed into the vehicle and often involve a fee-based monthly subscription service. In addition, traditional GPS device vendors have been offering products to the marine, aviation and outdoors markets for several years. For its personal safety and locating products, the Company considers its principal competitors in the consumer market to be Wherify, Digital Angel, Angel Alert, and Child Guard. A large group of other small firms is trying to penetrate this market. For the Company's vehicle and asset tracking products, its principal competitors include Axiom Navigation, ALK, and Thales Navigation. There are approximately 100 smaller companies offering components of the products and services that the Company presently offers. There is significant competition from large competitors in the GPS/Navigation market, including General Motors-OnStar system. NSC has no current plans to directly compete with major automotive suppliers for in-vehicle navigation solutions, due to the level of resources required to successfully compete.

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

RESEARCH AND DEVELOPMENT

     NSC has conducted several simulations and/or developed working prototypes of its products and processes that have yielded results that NSC believes differentiate NSC's products from those currently in the marketplace. NSC has successfully developed and sold several location products, most prominently its Gotcha!(TM) child safety device (see "Products"). NSC continues to conduct research in several areas, including especially for enhanced location services products. Part of that research effort includes additional testing and product refinement. There is no assurance that the test results will prove successful or that NSC will be able to develop new products or processes.

PERSONNEL

     As of the date of this report, NSC has three full time employees, three part time employees, as well as a number of part time relationships with contractors for certain services. Six employees work in the Scottsdale, Arizona corporate office. Management believes employee relations are good. None of NSC's personnel are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

     NSC leases 2,945 square feet of office space at 14455 North Hayden Rd., Suite 202 Scottsdale, Arizona 85260. The lease for the Scottsdale facility expires October 31, 2004 and is at a rental rate of $5,031 per month before taxes.

     Currently, the Company does not have a policy regarding investments in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a defendant in any lawsuits.

     The Company was a defendant in a landlord-tenant lawsuit of leased property in San Jose, California vacated by the Company in 2001 as part of its corporate consolidation. The Company and the Landlord settled this matter without admitting any fault. Four payments from the Company to the former landlord totaling $10,000 over the next year remain in order to fulfill the terms of this settlement.

     The Company was a defendant in a lawsuit filed by Bowne of Phoenix, a financial printing company. The Company and Bowne finalized in October 2003 a settlement in this matter without either side admitting any fault. All terms of the settlement have been met.

     The Company is currently a plaintiff in three active lawsuits.

     Mr. Ross assigned his rights to certain amounts that may be recoverable from NetMind as partial payment for an amount advanced to him in 1999. The Company has filed a suit against NetMind to recover the investment, plus damages. It has settled with some of the defendants. Management is unable to determine the outcome of the suit.

     In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company had engaged PSI, and advanced approximately $400,000 to PSI, to build thyristors (an electronic component) to be sold by the Company. At the time PSI was engaged, the Company obtained a security interest in a portion of the assets of PSI. Subsequent to the Company's legal actions, both PSI and its principal shareholder Chongkook John Rhee filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2002, PSI and the Company agreed to a settlement of the secured claim against PSI in the form of receiving a cash payment of approximately $100,000 together with certain other unsecured claims remaining. The cash payment is subject to a contracted sale of substantially all fixed assets of PSI and formal approval of the bankruptcy court. The sale has yet to occur. Management is unable to determine the outcome of the suit.

     The Company was awarded a judgment of approximately $179,000 in May 2003 against E4World Corporation. However, there is no assurance that any of this amount will be collected by NSC. Since collection of this judgment by NSC is uncertain, this positive judgment is not reflected in NSC's current financial statements. The Company continues to press its claim to secure assets held by E4World in a separate legal matter, although there is no assurance that this claim will be collected by NSC, and thus this claim is not shown in the NSC financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal United States market for NSC's common stock is the OTC Bulletin Board. The following is the high and low closing sale prices for NSC common stock:

FISCAL 2003

                                                           HIGH           LOW
                                                        ---------      ---------

Fourth Quarter (through September 30, 2003)..........   $   0.210      $   0.145
Third Quarter (through June 30, 2003)................   $   0.225      $   0.095
Second Quarter (through March 31, 2003)..............   $   0.170      $   0.085
First Quarter (through December 31, 2002)............   $   0.220      $   0.065

FISCAL 2002

Fourth Quarter (through September 30, 2002)..........   $   0.160      $   0.078
Third Quarter (through June 30, 2002)................   $   0.205      $   0.140
Second Quarter (through March 31, 2002)..............   $   0.265      $   0.135
First Quarter (through December 31, 2001)............   $   0.390      $   0.220

     The Company has not paid any dividends during the last three (3) fiscal years.

     There were 754 shareholders of record of NSC's common stock as of September 30, 2003.

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

     In order to generate revenue to fund our business and implement our business plan, we had engaged in the business of distributing electronic and other semiconductor-related products to customers in Asia and the United States. In 2001 we discontinued those activities because they did not yield the margins we had originally projected. In the two fiscal years ended September 30, 2003, we have focused on generating revenue through the development and sale of electronic design and devices for the location services market.

     Our revenue from operations for the fiscal year ended September 30, 2003 was $63,579, compared with revenue of $2,914 for the fiscal year ended September 30, 2002. The over 20-fold increase was attributable to our locator device business. At September 30, 2003, we had an accumulated deficit of $21,757,900. Our net losses were $952,564 and $1,833,489 for the fiscal years ended September 30, 2003, and 2002, respectively.

     The introduction of our location-based products during fiscal 2002 has been a primary focus for the Company for approximately the last 2 years.

     Shipment and sales of our Followit(TM) product began in the last quarter of fiscal 2002. We are continuing to focus on marketing, modification and development of our location-based products. Management is devoting the majority of its effort toward location product development and marketing, and will continue to do so in the foreseeable future.

     In December of 2002, the Company entered into an agreement with Electroconnect of Scotland to produce a prototype and then manufacture our Gotcha!(TM) device. This agreement is based on NSC paying for units as ordered, and does not require minimum purchase amounts.

     In December 2002 the Company entered into an agreement with FutureCom Global, Inc. (FCG) of Arizona to assist in the marketing distribution of its location tools products. This is a two-year agreement, renewable for up to one additional year. The agreement calls for FCG to market NSC Followit(TM), StarPilot(TM), and Gotcha!(TM) products through media and trade shows, as well as through networks of sales representatives in a variety of consumer marketplaces, including general retail. This agreement may be extended to include stocking of NSC products by FCG. FCG currently provides some stocking for NSC's Gotcha!(TM) line of products. The agreement does not call for minimum purchase amounts.

PATENTS AND PROPRIETARY RIGHTS

     NSC relies heavily on its patents and trade secrets as a defense against competitors introducing infringing technologies that will compete with our memory and wireless technologies. Although we intend to enforce our patents and trade secrets aggressively, there can be no assurance that we will be able to enforce our patents or that we will have the financial resources necessary to adequately enforce our patent and trade secret rights. This would materially adversely affect NSC's business and operating results. We are aware, because others have obtained patents covering numerous semiconductor designs or processes, that we operate in a competitive environment in which it would not be unlikely for a third party to claim that certain of our present or future technologies may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, we may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's technologies. NSC's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse effect on NSC. NSC has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its memory and wireless technologies, and NSC has other patents and patent applications involving its technology pending.

     In 2003 NSC filed for U.S. trademark protection for its Gotcha!(TM)line. This application is pending as of the date of this report with the U.S. Patent and Trademark Office.

     In addition to protecting patents, NSC protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with vendors, visitors and technical employees.

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

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

     We generated $63,579 and $2,914 of revenue for the fiscal years ending September 30, 2003 and 2002, respectively. Although we reported revenues of $882,715 during the fiscal year ended September 30, 2001 these revenues were derived from our distribution activities. As of the date of this report, we have ceased such activities. Sales for the year ended September 30, 2003 represent the sale and delivery of product introductions from NSC's Followit(TM), DarkStar(TM), and Gotcha!(TM) lines.

     Research and development expenditures decreased to $84,301 for the fiscal year ended September 30, 2003, from $154,548 for the fiscal year ended September 30, 2002. The decrease in research and development costs in fiscal 2003 was primarily attributable to the shift of resources from capital-intensive semiconductor-related development projects to more labor-intensive location service technology-related projects.

     Costs and expenses decreased significantly to $981,098 in fiscal 2003 from $1,906,035 in fiscal 2002. Salaries and benefits were reduced to $438,244 in fiscal 2003, down from $624,069 in 2002. This decrease is attributable to staff reductions, pay cuts, and the movement of some staff from full time to part time status.

     Stock compensation declined to $291,658 in fiscal 2003 from $460,168 in fiscal 2002. In fiscal 2003 the majority of the stock compensation expense relates to the issuance of vested options to employees and consultants at an exercise price that was below the then-current market value. These options were granted in order to conserve operating cash.

     Other expenses also declined in fiscal 2003 to $149,245 from $667,250 in fiscal 2002 as a result of the reduction in personnel, reduction in insurance costs, filing fees, legal expenses, and contract services.

     In conjunction with the Company's annual Form 10-KSB for the year ending September 30, 2002, and the Company's quarterly Form 10-QSB for the period ending December 31, 2002, accounts payable liabilities were presented that included approximately $150,000 to its largest creditor, a services firm. In late March of 2003, the Company came to a definitive settlement agreement with this creditor regarding this debt. The result of this agreement was the elimination of approximately $150,000 of short-term liability previously owed by the Company to this creditor. The Company was able to eliminate these liabilities without the use of cash or stock. This settlement resulted in a positive impact to the Company's net income of approximately $150,000.

     In January, 2003, the Company, under the restricted stock retainage program initiated in September 2002, and described in the Company 10-KSB filing for the year ending September 30, 2002, and also in the Company Proxy Statement for 2003 filed January 27, 2003, issued 2,550,000 shares of common stock at an average price of $0.06 or 90% of the price on the grant date of September 30, 2002. These stock grants were contingent upon the Company achieving sales targets for calendar year 2003, as outlined in the Company Proxy Statement for 2003 filed January 27, 2003. Should these targets not be met, these shares may be forfeited back to the Company, or the Company and the employees involved in the program may elect to establish new goals for calendar year 2004, in order to motivate the staff to perform and simultaneously conserve cash resources during the next calendar year.

     In May 2003 the Company entered into a six-month agreement with New York-based Stanton, Walker & Company to perform business advisory and consulting services. Stanton, Walker will assist in expanding existing strategies for NSC business growth as well as developing new ones, such as merger and acquisition planning. In conjunction with this agreement, NSC issued 625,000 shares of NSC common stock to Stanton, Walker & Company. The Company has not determined what services it may procure from Stanton, Walker & Company in calendar year 2004 and beyond.

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

     The Company entered into an agreement in June 2003, to restructure its delinquent outstanding debt and back pay to Mr. Lou Ross, a Director of the Company. The Company and Mr. Ross aggregated the value of all sums currently owed by the Company to Mr. Ross. This included notes executed of approximately $75,000, all salary deferred by Mr. Ross in 2002 of approximately $8,300, and all cash board fees deferred in 2002 by Mr. Ross of approximately $3,000, for a total debt outstanding by the Company to Mr. Ross as of June 11, 2003 of approximately $86,500. Mr. Ross agreed to accept one-half of this amount, or $43,250, in restricted NSC common stock issued at the then-current market price of $0.15 cents per share, for a total share grant to Mr. Ross of 288,334 shares. Mr. Ross also agreed to convert the remaining one-half of the total debt outstanding from the Company to him, or $43,250, into a three-year interest free note, with no payments required of the Company until the end of the three-year period, and which could be paid by the Company at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock. With this agreement, NSC no longer has any outstanding delinquent notes to Mr. Ross, and the overall company liabilities have been reduced by $43,250.

     Mr. Ross also agreed to take a reduction in his Director's fees for the period from February 2003 to the end of the fiscal year ending in September 2003, and accept 50,000 shares of NSC restricted common stock in lieu of cash for these board services, which was paid to him in stock on June 11, 2003. On September 30, 2003, at the point of his resignation from the Board, Mr. Ross surrendered all options contracts he had received from the Company, which included options to purchase 1,000,000 shares of NSC common stock.

     As of September 30, 2003, the Company has a $20,000 liability for private placement deposits. Subsequent to September 30, 2003, the liability was converted entirely into equity, in connection with the issuance of shares under the June 2003 private placement (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

     NSC has not been profitable and has experienced a cash flow deficit from operations due to its development stage, substantial on-going investment in research and development efforts. Consequently, NSC has been dependent on the sale of equity to fund cash requirements.

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

     On August 1, 1999, the Company commenced a $300,000 offering at $10,000 per unit. Each unit consisted of 30,000 shares of unrestricted common stock that was to be transferred to the investor by the spouse of the Chairman of the Company, 40,000 shares of restricted common stock and 50,000 Class A common stock warrants. The Class A warrants are exercisable at $1.50 per share and expired on December 31, 2001. The offering was amended twice and each unit was revised to consist of 5,000 shares of unrestricted common stock to be transferred to investors by the spouse of the Chairman of the Company, 25,000 shares of restricted common stock and 50,000 warrants. The offering generated $750,000 to the Company from the sale of 3,765,000 shares of common stock.

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

     On April 29, 2002 Mr. Lou Ross, Chairman of the Board, sold 240,000 shares of common stock in the Company. The proceeds (net of sales commissions) of $41,125 were loaned to the Company. The loan, which bears 6% interest per annum, is payable in twelve monthly installments of $3,649 beginning October 29, 2002. In July 2002, Mr. Lou Ross, Chairman of the Board, sold 260,000 shares of common stock in the Company. The proceeds (net of sales commissions and approximately $4,000 withheld by Mr. Ross for taxes) of approximately $34,000 were loaned to the Company. The loan, which bears 6% interest per annum, is to be repaid in twelve installments of $3,022 beginning February 28, 2003. This loan was restructured in June of 2003 to a three-year non-interest bearing loan, with no payments due until the end of the loan period. The Company has the option any time during the loan period to pay this Note early.

     During the fiscal years ending September 30, 2003 and 2002, NSC issued 946,270 and 100,000 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. During fiscal 2003, the Company granted 428,081 options to NSC consultants to purchase shares of NSC's common stock. The options granted had exercise prices ranging from $0.03 per share to $0.11 per share. The exercise prices were generally below market on the date of grant, and vested. We granted these options as a means of compensation to consultants to conserve operating cash. During fiscal 2003, substantially all option grants were issued to employees.

     At  September  30,  2003  and  September  30,  2002,   there  were  412,201
outstanding warrants to purchase 412,201 shares of common stock at $1.67, all held by Coriander Enterprises Limited.

     As of September 30, 2003, the Company's cash and cash equivalents totaled $17,903 and total current assets were $72,729. NSC has recently initiated product-marketing efforts after several years of research and development and has not yet reached break-even in terms of both cash flow and profitability. The Company has long-term debt of $43,250 as of September 30, 2003. Total liabilities at September 30, 2003 were $716,670.

     In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants and raised approximately $470,000 in cash and $30,000 in debt forgiveness from this effort. The Company issued 11,625,000 shares of restricted common stock for the cash collected and 500,000 shares of restricted common stock for the forgiven debt, and granted 4,800,000 warrants to purchase common stock at a strike price of $0.30 per share and 200,000 warrants at a strike price of $0.50 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, and Rule 506 of Regulation D.

     In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. The Company raised from this offering in the fiscal year ending September 30, 2003, approximately $200,000 in cash, and issued 2,500,000 shares of restricted common stock and granted 2,000,000 warrants to purchase common stock at exercise prices ranging from $0.35 to $0.50 per share. The Company has continued to raise funds under this private offering after September 30, 2003. From June 2003 through December 31, 2003, the Company had raised a total of approximately $280,000 in cash from this effort, and issued a total of 3,300,000 shares of restricted common stock and granted a total of 2,400,000 warrants to purchase common stock at exercise prices ranging from $0.35 to $0.75 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

     We have an accumulated deficit of approximately $21.7 million as of September 30, 2003 which includes approximately $10 million of non-cash transactions, in fiscal years 2000 and 2001, for restricted common stock issued as payment for research, consulting and capital formation expenses. A substantial portion of the consulting expenses related to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. These shares were later returned to the Company. We expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. Accumulated cash used in operating services from the Company's inception to September 30, 2003 totaled approximately $6.9 million. We have financed our operations primarily through the sale of common stock, granting of options, and warrants in the public and private markets.

     The Company did not pay cash wages to its Officers and Directors from September 2002 through November 2002. The Officers and Directors affected have agreed not to demand immediate cash payment of these back wages. In December of 2002, the Company began to pay a portion of its on-going wage obligation to current staff, including Officers, Directors, and some independent contractors, but has chosen to not yet pay back wages incurred prior to December 2002, due to limited cash resources. From time to time officers are directors of the Company have made loans to the Company to assist with short-term cash requirements and other requirements.

     At September 30, 2003, we believed that our current working capital, together with the proceeds of our most recent private placement and projected funds generated from sales of our locator products, would be sufficient to fund our operations for the next twelve months. This belief assumes the salary and consulting fee deferral programs described elsewhere in this report remain in effect and that certain of our employees would continue to accept a portion of their monthly salaries in options or shares of common stock. However, we may be required to raise additional capital in equity markets. Our ability to raise additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. Failure to raise capital or generate sufficient sales to meet our creditors' demands as well as working capital for ongoing operations could result in our failure to continue as a going concern. In order for the Company to continue as a going concern, management may be required to eliminate new research and development, and slow the pace of development of its existing business plan. Further, the Company may be required to attempt renegotiation of its debts or use applicable organization laws to reorganize its debts.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE MAY NEVER BE PROFITABLE

     We have experienced significant losses and negative cash flows from our research and development endeavors since we began such activities in 1996. As of September 30, 2003, we had an accumulated deficit of $21,757,900. We had revenue for the fiscal year ended September 30, 2003 of $63,579, and net loss for the same fiscal year of $952,564. The future profitability of our business will depend primarily on our ability to generate revenues from the sale of our products and the licensing of our technology. If our revenue grows at a slower rate than we anticipate or if our expenditures exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability. Our auditors have issued going concern opinions on our financial statements for the fiscal years ending September 30, 2002 and 2003.

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

WE ARE SUBJECT TO NUMEROUS MARKET RISKS THAT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     We have formulated our business plans and strategies based on certain assumptions regarding the timely marketability of our products and processes to potential licensing partners. These assumptions are based on the best estimates of NSC's management. Our assessments regarding potential licensing partners may be incorrect. Any future success of NSC may depend upon factors including changes in the direction of technologies we are involved in, governmental regulation, increased levels of competition within the technology fields we are attempting to penetrate, licensing agreements offered by competing technologies, changes in general economic conditions, fluctuations in the value of the US dollar, increases in operating costs including costs of consultants, lab and testing facility fees, supplies and equipment.

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

     The electronics industry historically has experienced cyclical fluctuations with respect to the demand and supply for its products. These fluctuations are caused by:

     Excess production capacity in the industry;
     Maturing product cycles;
     Rapid technological change in the industry; and General economic conditions in the industry.

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

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS ARE HARD AND COSTLY TO DEFEND

     Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights for our products and technology. The process of seeking patent and trademark protection is long and expensive and we can't be sure that any additional patents will be issued, that we will be able to adequately protect our technology or that competition will not be able to develop and patent similar technology. We believe the basis on which we filed our currently pending patent applications is reasonable; however, we can't be sure that any patent applications filed will result in issued patents or that we will be able to pursue each particular patent application claim to issuance.

IF WE ARE DELISTED FROM THE OTC BULLETIN BOARD OR OUR COMMON STOCK IS SUSPENDED FROM TRADING, WE MAY HAVE TO SIGNIFICANTLY CURTAIL OR CEASE OUR OPERATIONS AND ALTER OUR BUSINESS PLAN

     If we are unable to meet the requirements set forth by the NASD for companies listed on the OTC Bulletin Board or its related trading services, we maybe unable to raise capital. Additionally, if the NASD suspends trading in our common stock for any reason, we would not be able to raise sufficient capital, and we may be required to significantly curtail or cease our operations.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH MAY SUBSTANTIALLY INCREASE THE RISK OF LOSS TO OUR STOCKHOLDERS

     We have a limited trading market for our common stock, and our common stock has experienced price volatility. In fiscal 2002, our stock price ranged from a high of $0.44 to a low of $0.07 per share, and in fiscal 2003 our stock price ranged from a high of $0.28 to a low of $0.06. The inability to sell NSC shares in a rapidly declining market may substantially increase your risk of loss due to potential absence of liquidity and the possibility that our common stock may suffer greater declines.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Acting Chief Financial Officer, Michael A. Grollman, after reviewing and evaluating Company's disclosure controls and procedures within 90 days prior to the filing of this annaul report has concluded that Company's disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Reference is made to information contained under the heading "Election of Directors" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2004.

     Directors  hold  office  until  the  next  succeeding   annual  meeting  of
shareholders, and until their successors have been elected and qualified.

     The directors, executive officers, significant employees and consultants of NSC, their respective ages and positions with NSC are as follows:

           NAME               AGE                    POSITION

Lou L. Ross...............     74     Former Director- (Retired from Board Duty
                                      September 30, 2003.)
Michael A. Grollman.......     42     CEO, Chairman of the Board of Directors
Graham L. Clark...........     49     President, Director, Secretary
Gregory Szabo.............     50     Director (Outside)

     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT ADVISORS

     LOU L. ROSS serves today as an on call consultant and advisor to the Company. Prior to September 30, 2003, he served as Director and as Chairman-Emeritus of the Company's Board. He had been a Director since 1996 and assumed President and CEO duties in March 1998. Mr. Ross resigned as CEO of NSC in January of 2002, and also resigned as an employee of NSC in January of 2002, and became a contract consultant for NSC. He resigned as Chairman of the Board in December 2002. From 1970 to 1975, Mr. Ross served as Chairman and CEO of Intel Malaysia, established Intel's Manila plant and started Intel's military products operation. From 1976 to 1996, Mr. Ross served in a management capacity for various electronics manufacturing firms, including Labelab and Advanced Semiconductor Engineering (ASE), where he was a Founder, as well as General Manager and Executive Vice President.

     MICHAEL A. GROLLMAN. Michael Grollman first became Chief Operation Officer in October 2000. We appointed Mr. Grollman to President in April 2001, Chief Executive Officer in January of 2002, Chairman of the Board in December 2002, and Acting Chief Financial Officer in June of 2003. From 1998 to September 2000, Mr. Grollman served as Regional Service Director of MicroAge, Inc., a company that provides customer-configured technology solutions to businesses. He served as General Manager, Executive Vice President and Chief Technology Officer for Advanced Information Systems from 1987 to 1998. Mr. Grollman received his Bachelor of Science degree in chemistry from the State University of New York. He received his MBA from Arizona State University.

     GRAHAM L. CLARK. Graham Clark joined the Company in early 2001 as leader of the sales organization. He became Vice President of Technology Applications & Sales for National Scientific in the spring of 2002, a Director in August of 2002, and became Corporate Secretary in January of 2003. Mr. Clark was promoted to President of the Corporation in September of 2003. Before joining National Scientific, Mr. Clark was the General Manager of the Billet Precision Engineering Group, a privately held start-up manufacturing company providing custom engineering and manufacturing solutions to the semiconductor industry and other related industries. Prior to his tenure with Billet, he worked as Corporate General Manager for Amtech Systems, a publicly traded semiconductor equipment manufacturer. Six years prior, he was a founder and senior partner of GC Technology, a private representative organization for semiconductor capital equipment.

     GREGORY SZABO joined the Company's board on October 1, 2003 as an outside Director. Mr. Szabo serves on the Board's Audit and Compensation Committees. Mr. Szabo currently serves as President of Exten Corp. and CEO of MultiCell Technologies, where he is responsible for public reporting, fund-raising for the corporation and overall accountability for its subsidiaries, including revenue generation, intellectual property protection and organizational development. Prior to joining Exten, Mr. Szabo was president & CEO of Titan Scan Corporation, a division of Titan Corporation, a $350M firm with subsidiaries in sterilization, defense, software and communications. Mr. Szabo has held several executive positions with Sunrise Medical Inc., a large global manufacturer, and distributor of numerous institutional and retail products. Mr. Szabo earned a BA in Psychology from the University of Toledo and a MA in Management from the Drucker Graduate School at Claremont University.

BOARD OF DIRECTORS

     The Board of Directors was made up of three members during substantially all of fiscal 2002. Lou L. Ross has been Director since February 1998. Michael
A. Grollman has been a Director since November of 2000. Graham L. Clark has been a Director since August of 2002. Mr. Ross retired from the board on September 30, 2003. Mr. Szabo joined the board on October 1, 2003. Currently, the Board of Directors consists of three members, Michael A. Grollman, Chairman, Graham L. Clark, Secretary, and Gregory Szabo.

DIRECTOR COMPENSATION

     Reference is made to information contained under the heading "Executive Compensation" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2004, which information is incorporated herein.

ITEM 10. EXECUTIVE COMPENSATION

     Reference is made to information contained under the heading "Executive Compensation" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2004, which information is incorporated herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to information contained under the heading "Voting Securities and Principal Holders" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to filed with the Securities and Exchange Commission on or before January 30, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to information contained under the heading "Certain Transactions" in NSC's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 30, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit
                Number                      Description
                -------                     -----------

                  31 Certification Pursuant Pursuant to Section 302 of the Sarbanes-Oxley Act

                  32 Certification Pursuant Pursuant to Section 906 of the Sarbanes-Oxley Act

        (b)     Reports on Form 8-K

                The Company filed one Report on Form 8-K on April 8, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL SCIENTIFIC CORPORATION



Date: January 14, 2004                  By: /s/ Michael A. Grollman
                                            ------------------------------------
                                            Director, Chief Executive Officer,
                                            Acting Chief Financial Officer, and
                                            Chairman

                                        By: /s/ Graham L. Clark
                                            ------------------------------------
                                            Director, President, and Secretary

                                        By: /s/ Gregory Szabo
                                            ------------------------------------
                                            Director

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Public Accountants..................................  F-2
Balance Sheets............................................................  F-3
Statements of Operations..................................................  F-4
Statements of Shareholders' Equity........................................  F-5
Statements of Cash Flows..................................................  F-11
Notes to Financial Statements.............................................  F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
National Scientific Corporation

     We have audited the accompanying balance sheets of National Scientific Corporation (a development stage Company) as of September 30, 2003 and 2002, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2003 and for the period from September 30, 1997 (inception of development stage) to September 30, 2003. These financial statements are the responsibility of the National Scientific Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2003 and from September 30, 1997 (inception of development stage) to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that National Scientific Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, National Scientific Corporation is in the development stage, has not yet generated significant revenues, and is dependent upon raising capital from investors. Additionally, National Scientific Corporation has incurred aggregate losses during the past two years of over $2,800,000, and has a total shareholders' deficit of over $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Hurley & Company

Granada Hills, CA
December 4, 2003, except
for Note 13 which is
January 9, 2004

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                                        2003           2002
                                                    ------------   ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                        $     17,903   $      1,405
   Trade receivables, net of
     reserve of $8,169 at
     September 30, 2003                                   28,200          1,631
   Inventory                                               9,700         14,916
   Other assets                                           16,926            800
                                                    ------------   ------------
          Total current assets                            72,729         18,752

   Property and equipment, net                            32,081         45,007
   Deposits                                                5,031          5,031
                                                    ------------   ------------
                                                    $    109,841   $     68,790
                                                    ============   ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                 $    185,725   $    368,952
   Accrued expenses                                      457,695        396,505
   Deposits                                               20,000             --
   Notes payable                                          10,000         75,079
                                                    ------------   ------------
          Total current liabilities                      673,420        840,536

   Notes payable, net of current portion                  43,250             --
                                                    ------------   ------------
          Total liabilities                              716,670        840,536
                                                    ------------   ------------
    Commitments and contingencies                             --             --
                                                    ------------   ------------

Shareholders' equity (deficit):

   Preferred stock, par value $.10; 4,000,000
     shares authorized, and no shares issued
     or outstanding                                           --             --
   Common stock, par value $.01; 120,000,000
     shares authorized, and shares issued
     70,633,819 and 51,587,062 outstanding
     at September 30, 2003 and 2002,
     respectively                                        706,338        515,871
   Additional paid-in capital                         20,444,733     19,517,719
   Accumulated deficit                               (21,757,900)   (20,805,336)
                                                    ------------   ------------
          Total shareholders' equity (deficit)          (606,829)      (771,746)
                                                    ------------   ------------
                                                    $    109,841   $     68,790
                                                    ============   ============

             SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES
 TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND DEVELOPMENT STAGE

                                                                   Development
                                         2003           2002          Stage
                                     ------------   ------------   ------------

Revenues                             $     63,579   $      2,914   $    949,208
Cost of Sales                              25,848          1,889        897,487
                                     ------------   ------------   ------------
Gross profit                               37,731          1,025         51,721

Costs and expenses
   Salaries and benefits                  438,244        624,069      2,176,796
   Research and development                84,301        154,548      3,713,135
   Stock compensation                     291,658        460,168      3,080,694
   Consulting fees, related party          17,650             --      8,175,973
   Other                                  149,245        667,250      2,407,303
                                     ------------   ------------   ------------
        Total costs and expenses          981,098      1,906,035     19,553,901
                                     ------------   ------------   ------------
Loss from operations                     (943,367)    (1,905,010)   (19,502,180)

Other income (expense)
   Interest and other income                   --            584        178,972
   Gain on settlement                          --         89,403         89,403
   Interest expense                        (9,197)        (1,874)       (34,268)
   Loss on disposal of assets                  --         (2,405)       (30,960)
   Loss on impairment of equipment             --        (64,187)       (64,187)
                                     ------------   ------------   ------------
                                           (9,197)        21,521        138,960
                                     ------------   ------------   ------------
Loss before income taxes                 (952,564)    (1,883,489)   (19,363,220)

Income tax expense                             --             --             --
                                     ------------   ------------   ------------
Net loss                             $   (952,564)  $ (1,883,489)  $(19,363,220)
                                     ============   ============   ============
Net loss per common share,
   basic and diluted                 $      (0.02)  $      (0.04)
                                     ============   ============

Weighted average number of
   shares outstanding                  62,758,349     49,626,954
                                     ============   ============


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND DEVELOPMENT STAGE

                                           COMMON STOCK           PREFERRED STOCK
                                      ----------------------   ---------------------   ADDITIONAL
                                       NUMBER         PAR       NUMBER        PAR        PAID-IN      ACCUMULATED
                                      OF SHARES      VALUE     OF SHARES     VALUE       CAPITAL        DEFICIT          TOTAL
                                      ----------   ---------   ---------   ---------   ------------   ------------   ------------
Balance, September 30, 2002           51,587,062     515,871          --   $     --    $ 19,517,719   $(20,805,336)  $    771,746

Stock issued for services @ $0.17        946,270       9,462          --         --         152,913           --          162,375

Exercise of options                      637,153       6,372          --         --          22,686           --           29,058

Stock options granted                         --          --          --         --          60,733           --           60,733

Debt equity swap                         788,334       7,883          --         --          66,232           --           74,115

Private placement @ $0.04 to $0.08    14,125,000     141,250          --         --         528,750           --          670,000

Stock retainage program                2,550,000      25,500          --         --          95,700           --          121,200

Net loss                                      --          --          --         --              --       (952,564)      (952,564)
                                      ----------   ---------   ---------   --------    ------------   ------------    -----------

Balance, September 30, 2003           70,633,819   $ 706,338          --   $     --    $ 20,444,733   $(21,757,900)   $  (606,829)
                                      ==========   =========   =========   ========    ============   ============    ===========


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND DEVELOPMENT STAGE

                                           COMMON STOCK           PREFERRED STOCK
                                      ----------------------   ---------------------   ADDITIONAL
                                       NUMBER         PAR       NUMBER        PAR        PAID-IN      ACCUMULATED
                                      OF SHARES      VALUE     OF SHARES     VALUE       CAPITAL        DEFICIT          TOTAL
                                      ----------   ---------   ---------   ---------   ------------   ------------   ------------
Balance, September 30, 2001           47,367,498   $ 473,675          --   $      --   $ 18,766,775   $(18,921,847)  $    318,603

Stock issued for services @ $0.306       100,000       1,000          --          --         29,600             --         30,600

Issuance of stock under equity
   line of credit @ $0.12 to $0.27     2,122,064      21,221          --          --        393,603             --        414,824

Exercise of warrants                     770,500       7,705          --          --         84,755             --         92,460

Exercise of options                    1,477,000      14,770          --          --        154,762             --        169,532

Loan repayment by officer               (250,000)     (2,500)         --          --        (97,500)            --       (100,000)

Grants of options and
   warrants, net                              --          --          --          --        185,724             --        185,724

Net loss                                      --          --          --          --             --     (1,883,489)    (1,883,489)
                                      ----------   ---------   ---------   ---------   ------------   ------------    -----------

Balance, September 30, 2002           51,587,062   $ 515,871          --   $      --   $ 19,517,719   $(20,805,336)   $  (771,746)
                                      ==========   =========   =========   =========   ============   ============    ===========



           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND DEVELOPMENT STAGE

                                           COMMON STOCK           PREFERRED STOCK
                                      ----------------------   ---------------------     ADDITIONAL
                                       NUMBER         PAR       NUMBER        PAR         PAID-IN       ACCUMULATED
                                      OF SHARES      VALUE     OF SHARES     VALUE        CAPITAL         DEFICIT          TOTAL
                                      ----------   ---------   ---------   -----------   ------------   ------------   ------------
Balance, September 30, 2000           47,195,768   $ 471,958          --   $        --   $ 15,086,920   $(12,686,979)  $  2,871,899

Stock issued for services
Stock issued for services @ $1.66        100,000       1,000          --            --        164,600             --        165,600
Stock issued for services @ $1.55         15,000         150          --            --         23,070             --         23,220
Stock issued for services @ $4.32          5,000          50          --            --         21,550             --         21,600
Stock issued for services @ $1.32         75,000         750          --            --         98,475             --         99,225
Stock issued for services @ $0.51         10,000         100          --            --          5,030             --          5,130

Exercise of warrants and options       1,291,730      12,917          --            --      1,278,813             --      1,291,730

Amortization of stock compensation            --          --          --            --      3,712,500             --      3,712,500

Exchange for stock options            (1,325,000)    (13,250)         --            --     (2,424,750)            --     (2,438,000)

Common stock options exercisable              --          --          --            --        800,567             --        800,567

Net loss                                      --          --          --            --             --     (6,234,868)    (6,234,868)
                                      ----------   ---------   ---------   -----------   ------------   ------------   ------------

Balance, September 30, 2001           47,367,498   $ 473,675          --   $        --   $ 18,766,775   $(18,921,847)  $    318,603
                                      ==========   =========   =========   ===========   ============   ============   ============



           SEE ACCOMPANYING INDEPENDENT AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND DEVELOPMENT STAGE

                                           COMMON STOCK           PREFERRED STOCK
                                      ----------------------   ---------------------   ADDITIONAL
                                       NUMBER         PAR       NUMBER        PAR        PAID-IN      ACCUMULATED
                                      OF SHARES      VALUE     OF SHARES     VALUE       CAPITAL        DEFICIT          TOTAL
                                      ----------   ---------   ---------   ---------   ------------   ------------    ------------
Balance, September 30, 1999           36,544,289   $ 365,443          --   $      --   $  3,678,315    $(4,111,680)   $   (67,922)

Stock issued for services
Price per share ranged
   $0.18 to $0.85                        775,000       7,750          --          --        397,620             --         405,370
   $1.74 to $2.70                        606,797       6,067          --          --      1,071,028             --       1,077,095
   $3.26 to $4.50                        139,000       1,390          --          --        457,884             --         459,274
   $5.12 to 6.92                         236,832       2,369          --          --      1,411,591             --       1,413,960
   $7.43 to $8.80                      1,060,000      10,600          --          --      7,929,921             --       7,940,521

Exercise of warrants
   and options                         3,440,250      34,403          --          --      3,151,997             --       3,186,400

Private placement of common stock
   Shares issued for:
     $0.11                             2,430,000      24,300          --          --        245,700             --         270,000
     $0.25                               360,000       3,600          --          --         86,400             --          90,000
     $0.40                               975,000       9,750          --          --        380,250             --         390,000

Stock converted by director's
   family member                       1,128,600      11,286          --          --        (11,286)            --              --

Common stock to collateralize
   loan -- retired                      (500,000)     (5,000)         --          --             --             --          (5,000)

Deferred stock compensation                   --          --          --          --     (3,712,500)            --      (3,712,500)

Net loss                                      --          --          --          --             --     (8,575,299)     (8,575,299)
                                      ----------   ---------   ---------   ---------   ------------   ------------    ------------
Balance, September 30, 2000           47,195,768   $ 471,958          --   $      --   $ 15,086,920   $(12,686,979)   $  2,871,899
                                      ==========   =========   =========   =========   ============   ============    ============



           SEE ACCOMPANYING INDEPENDENT AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND DEVELOPMENT STAGE

                                           COMMON STOCK           PREFERRED STOCK
                                      ----------------------   ---------------------   ADDITIONAL
                                       NUMBER         PAR       NUMBER        PAR        PAID-IN      ACCUMULATED
                                      OF SHARES      VALUE     OF SHARES     VALUE       CAPITAL        DEFICIT          TOTAL
                                      ----------   ---------   ---------   ---------   ------------   ------------   ------------
Balance, September 30, 1998           25,331,849   $ 253,318      15,000   $   1,500    $ 2,823,491   $ (3,167,225)  $    (88,916)

Stock issued for services
Price per share ranged
   $0.09 to $0.18                      3,020,000      30,200          --          --        528,239             --        558,439
   $0.20 to $0.29                        145,000       1,450          --          --         33,110             --         34,560

Preferred stock offering                      --          --      47,000       4,700        230,300             --        235,000

Exercise of warrants and
options                                  496,000       4,960          --          --         27,490             --         32,450

Private placement of
   common stock                          400,000       4,000          --          --         96,000             --        100,000

Conversion of preferred to
   common stock                        6,200,000      62,000     (62,000)     (6,200)       (55,800)            --             --

Common stock issued to
   collateralize loan                    500,000       5,000          --          --             --             --          5,000

Stock converted by director's
   family member                         451,440       4,515          --          --         (4,515)            --             --

Net loss                                      --          --          --          --             --       (944,455)      (944,455)
                                      ----------   ---------   ---------   ---------   ------------   ------------   ------------

Balance, September 30, 1999           36,544,289   $ 365,443          --   $      --   $  3,678,315   $ (4,111,680)  $   (67,922)
                                      ==========   =========   =========   =========   ============   ============   ============



           SEE ACCOMPANYING INDEPENDENT AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND DEVELOPMENT STAGE

                                    COMMON STOCK           PREFERRED STOCK
                               ----------------------   ---------------------   ADDITIONAL                 DEVELOPMENT
                                NUMBER         PAR       NUMBER        PAR       PAID-IN     ACCUMULATED      STAGE
                               OF SHARES      VALUE     OF SHARES     VALUE      CAPITAL       DEFICIT       DEFICIT       TOTAL
                               ----------   ---------   ---------   ---------   ----------   -----------   -----------   ----------
Balance, October 1, 1997       17,847,292   $ 178,473          --   $      --   $2,160,780   $(2,394,680)  $        --   $  (55,427)

Stock issued for services       3,487,557      34,875          --          --      335,473            --            --      370,348

Private placement of
   preferred stock                     --          --      49,500       4,950      242,550            --            --      247,500

Exercise of warrants
   and options                    547,000       5,470          --          --      100,888            --            --      106,358

Conversion of preferred
   to common stock              3,450,000      34,500     (34,500)     (3,450)     (31,050)           --            --           --

Contributed capital                    --          --          --          --       14,850            --            --       14,850

Net loss                               --          --          --          --           --            --      (772,545)    (772,545)
                               ----------   ---------   ---------   ---------   ----------   -----------    ----------    ---------
Balance, September 30, 1998    25,331,849   $ 253,318      15,000   $   1,500   $2,823,491   $(2,394,680)   $ (772,545)   $ (88,916)
                               ==========   =========   =========   =========   ==========   ===========    ==========    =========



           SEE ACCOMPANYING INDEPENDENT AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AND INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND DEVELOPMENT STAGE

                                                                                                   Development
                                                                      2003            2002            Stage
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                       $   (952,564)   $ (1,883,489)   $(19,363,220)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Non cash transactions
        Depreciation                                                    12,926          22,847          65,196
        Loss on disposal of assets                                          --           2,405          30,960
        Impairment loss on equipment                                        --          64,187          64,187
        Stock and options issued for services, net                     344,308         301,495      11,582,712
     Decrease (increase) in inventory                                    5,216           5,084          (9,700)
     (Increase) decrease in deferred offering costs                         --         107,844         (85,171)
     Decrease (increase) in receivables                                (26,569)             --         103,431
     Decrease (increase) in other assets                               (16,126)         13,896         (13,017)
     Increase  (decrease) in accounts payable and
       accrued expenses                                                (69,751)        439,090         673,126
                                                                  ------------    ------------    ------------
            Net cash (used in) operating activities                   (702,560)       (926,641)     (6,951,496)
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                                    --              --        (153,692)
   Repayment of loans                                                       --              --         200,000
   Proceeds from the sale of furniture and equipment                        --           1,390           6,050
   Loans issued                                                             --              --        (400,000)
                                                                  ------------    ------------    ------------
            Net cash (used in) provided by investing activities             --           1,390        (347,642)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
   Draws on the line of credit                                              --              --         430,000
   Loan from (to) officer                                                   --          75,079          65,079
   Repayment  of notes payable                                              --              --        (110,000)
   Repayment of line of credit                                              --        (430,000)       (430,000)
   Repayment of capital lease obligations                                   --              --          (1,819)
   Proceeds from the exercise of options                                29,058         169,532         198,590
   Proceeds from the exercise of warrants                                   --          92,460          92,460
   Proceeds from equity line of credit                                      --         414,824         414,824
   Proceeds from the issuance of preferred stock                            --              --         482,500
   Deposits from private placement                                      20,000              --          20,000
   Proceeds from issuance of common stock                              670,000              --       6,151,789
                                                                  ------------    ------------    ------------
            Net cash provided by financing activities                  719,058         321,895       7,313,423
                                                                  ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                    16,498        (603,356)         14,285

Cash and cash equivalents, beginning of period                           1,405         604,761           3,618
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of period                          $     17,903    $      1,405    $     17,903
                                                                  ============    ============    ============
Supplementary Disclosure of Cash Flow Information

Cash paid for interest                                            $      3,000    $      1,874    $     25,474
                                                                  ============    ============    ============
Cash paid for income taxes                                        $         --    $         --    $         50
                                                                  ============    ============    ============

           SEE ACCOMPANYING INDEPENDENT AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AND INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND THE PERIOD OCTOBER 1, 1997 (INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2003


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

     During fiscal year 2003, the Company issued Mr. Lou Ross, 288,334 restricted common stock as part of its program to lower debt without expending cash resources, in exchange for the forgiveness of $43,250 of debt, or one half of the total debt owed by the company to Mr. Ross of $86,500. The debt forgiven included various notes, salary deferred in 2002 and board fees deferred in 2002. The shares were issued at an average market price per share of $0.15. The Company also issued Mr. Ross, 50,000 restricted common stock for reduced Director's fees for February 2003 through the end of this fiscal year in September 2003. These shares were issued at an average market price per share of $0.15.



           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


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

     a.   OPERATIONS

          The Company was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation (NSC). During 1996, the Company acquired the operations of Eden Systems, Inc. (Eden) as a wholly-owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden's operations were sold on September 30, 1997. As such, management now considers NSC to be in the development stage. From September 30, 1997 through the year ended September 30, 2001, the Company has engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning in calendar 2002, the Company has focused its efforts toward the development, acquisition, enhancement and marketing of location device technologies. The Company's revenue is derived from sales of electronic devices, recognized as the product is delivered.

     b.   CASH EQUIVALENTS

          Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.

     c.   INVENTORY

          Inventories are stated at the lower of cost or market values. Cost is primarily determined on a FIFO (first-in, first-out) basis.

     d.   PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and are being depreciated over estimated useful lives of three to five years using the straight-line method.

     e.   ADVERTISING AND PROMOTION COSTS

          Advertising and promotion costs, which totaled $8,105 in 2003 and $8,832 in 2002 are expensed as incurred.

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     f.   STOCK OPTIONS

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation."

     g.   INCOME TAXES

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     h.   RESEARCH AND DEVELOPMENT/PATENTS

          Both research and development and the costs associated with obtaining patents and product development have been expensed as incurred. Patent costs are expensed, since the Company has not yet developed products, which have gained market acceptance.

     i.   NET LOSS PER SHARE

          Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was 62,758,349 and 49,626,954 for the years ended September 30, 2003 and 2002, respectively. Stock options outstanding of 3,329,757 and warrants outstanding of 7,412,201 are considered anti-dilutive and were not considered in the calculation.

     j.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In April 2002, the Financial Standards Board (the "FASB") issued SFAS No. 145, "RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF THE FASB
     STATEMENT NO. 13, AND TECHNICAL CORRECTIONS," effective for financial statements issued after May 25, 2002, which effectively amends SFAS No. 13, "ACCOUNTING FOR LEASES," to eliminate an inconsistency involving sale-leaseback transactions and also gives clarity to other existing

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     authoritative pronouncements. The adoption of SFAS 145 did not have a material impact on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AND ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING.)" The adoption of the provisions of this SFAS did not have a material impact on the Company's financial statements.

          In October 2002, the FASB issued SFAS No. 147, "ACQUISITION OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9," application for acquisitions on or after October 1, 2002, which generally removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions to be accounted for in accordance with FASB Statement No. 141, "Business Combinations," and No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," and emends FASB Statement No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS," to include in its scope certain long term customer-relationship intangible assets of financial institutions. The adoption of SFAS 147 did not have a material impact on the Company's financial statements.

          In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123," effective for fiscal years ending after December 15, 2002, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-base employee compensation. The adoption of SFAS No. 148 did not have a material effect on the Company's financial statements, as the adoption of this standard did not require the Company to change, and the Company did not change, to the fair value based method of accounting for stock-based compensation.

          In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "CONSOLIDATED FINANCIAL STATEMENTS," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after January 31, 2003. The Company holds no interest in variable interest entities.

          In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     HEDGING ACTIVITIES." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company holds no derivative instruments and does not engage in hedging activities.

          In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoptions of SFAS 150 did not have a material impact on the Company's financial statements.

2.   DEVELOPMENT STAGE OPERATIONS

          Although the Company has been in operation since 1996, management considers NSC to be in the development stage. From September 30, 1997 through the year ended September 30, 2001, the Company has engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning calendar 2002, the Company has focused its efforts toward the development, acquisition, enhancement and marketing of location device technologies. Since its initiation of operations in 1996, the Company has not realized significant revenue, except for approximately $882,000 generated through the export of electronic equipment, which occurred in fiscal 2001.

          The Company experienced significant operating losses during 2003 and 2002, of $952,564 and $1,883,489 respectively, which raise substantial doubt about the Company's ability to continue as a going concern. Of the total net operating losses, approximately $292,000 and $460,000 related to stock issued for services and compensation in 2003 and 2002, respectively. Management believes that its current cash position including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


          The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.   PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at September 30, 2003 and 2002:

                                             2003       2002
                                           --------   --------
          Computer equipment               $ 58,806   $ 58,806
          Office furniture                   12,507     12,507
                                           --------   --------
                                             71,313     71,313
          Less: accumulated depreciation     39,232     26,306
                                           --------   --------
                                           $ 32,081   $ 45,007
                                           ========   ========

          During fiscal 2002, the Company determined that the value of certain computer and other equipment previously utilized in their San Jose office for research and development was impaired. The Company recognized an impairment loss of approximately $64,000.

4.   EARNINGS PER SHARE

          The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2003 and 2002.

                                                       2003           2002
                                                   ------------    -----------

     Net (loss)                                    $   (952,564)   $(1,883,489)

     Weighted average shares:
        Average shares outstanding                   62,758,349     49,626,954
        Effect of diluted shares                             --             --
                                                   ------------    -----------
        Average shares outstanding,
          adjusted for dilutive effect               62,758,349     49,626,954
                                                   ------------    -----------

     (Loss) per share - basic                              (.02)          (.04)

     (Loss) per share - diluted                            (.02)          (.04)

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

                                                        2003            2002
                                                     ----------      ---------

     Employee options                                 3,329,757      3,582,839
     Warrants                                         7,412,201        412,201
                                                     ----------      ---------

     Potential common equivalents                    10,741,958      3,995,040
                                                     ==========      =========

     If all currently outstanding potential common equivalents are exercised, the Company would receive proceeds of approximately $6,100,000.

5.   LEASE COMMITMENTS

          On September 11, 2001 the Company signed a thirty-seven month non-cancelable operating lease agreement for an office in Scottsdale, Arizona, which expires on October 31, 2004. The lease requires monthly payments of $4,785 to $5,031 plus sales tax and contains no renewal or purchase options.

          Future minimum lease obligations at September 30, 2003 are as follows:

          Year Ending September 30:

          2004                                   $ 60,250
          2005                                      5,031
                                                 --------
                                                 $ 65,281
                                                 ========

          Rent expense for the years ended September 30, 2003 and 2002 was approximately $64,000 and $106,000 respectively.

6.   INCOME TAXES

     Deferred income taxes consist of the following at September 30, 2003 and 2002:

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                         2003          2002
                                                      -----------   -----------

     Tax Benefit of net operating loss                $ 5,779,000   $ 5,515,000
        carry-forwards and start up costs
     Valuation allowance                               (5,779,000)   (5,515,000)
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

     A reconciliation of expected to actual taxes follows:

     Expected federal and state tax recovery at 40%   $  (381,000)  $  (755,000)
     Non-deductible stock compensation                    117,000        20,000
                                                      -----------   -----------
                                                         (264,000)     (735,000)
     Tax benefits not realized - valuation allowance      264,000       735,000
                                                      -----------   -----------
     Realized tax benefit                             $        --   $        --
                                                      ===========   ===========

          The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2003 and 2002, the valuation allowance increased by $264,000 and $735,000 respectively.

          The Company has net operating loss carry-forwards of approximately $14,600,000 at September 30, 2003, which may be used to offset future federal taxable income through 2022 and state taxable income through 2008.

7.   RELATED PARTY TRANSACTIONS

          In October 2002, Mr. Lou Ross, the former Chairman of the Board, and a Director until September 30, 2003, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 66,806 restricted common shares at an average price on the date of grant of $0.11 per share.

          As described in the Company 10-KSB filing for the year ending September 30, 2002, and also in the Company Proxy Statement for 2003 filed January 27, 2003, the Company's Board initiated on September 30, 2003 a restricted stock retainage program ("Stock Retainage Program") to retain key staff during a period of financial difficulty. The Company allocated approximately $150,000 in restricted Common Stock from this Stock Retainage Program pool of shares in fiscal 2002, to be granted to key employees during the year, subject to the Company exceeding sales growth objectives and expense reduction objectives in 2003. Failure to meet these objectives under the plan would result in the forfeiture by staff of this entire stock

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     grant by all participants, unless new objectives are approved by the board for calendar year 2004, in which case the stock grant would remain with the participants but be subject to forfeiture by participants until new objectives have been achieved in 2004. All stock grants under this program were granted in September 2002 but shares were not finally issued until January of 2003. All of the stock under his program is restricted under SEC
     Section 144, and cannot be traded by the Stock Retainage Program participants for at least one year from date of issue.

          The Company CEO, Michael Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003, and subject to him accepting a $60,000 per year pay reduction for the calendar year 2003, reducing his annual payable salary to $120,000 per year for 2003. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The Company's Vice President and Director Graham Clark was granted 500,000 shares of stock from the Company's Stock Retainage Program pool of shares discussed above, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The majority of the remaining restricted stock allocated under this program was granted to other Company's staff, and is subject to substantially the same risk of forfeiture as the stock granted to Grollman and Clark under the Program.

          In January 2003, Mr. Lou Ross, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 54,464 restricted common shares at an average market price on the date of grant of $0.14 per share.

          In June 2003, the Company issued Mr. Lou Ross, 288,334 restricted common stock as part of its program to lower debt without expending cash resources, in exchange for the forgiveness of $43,250 of debt, or one half of the total debt owed by the company to Mr. Ross of $86,500. The debt forgiven included various disclosed notes, salary deferred in 2002 and board fees deferred in 2002. The shares were issued at an average market price per share of $0.15. The Company also issued Mr. Ross, 50,000 restricted common stock for reduced Director's fees for February 2003 through the end of this fiscal year in September 2003. These shares were issued at an average market price per share of $0.15.

          The  CEO  and  president  have   employment   contracts  that  include
     termination clauses that fully vest their options and ownership of shares.

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


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

          Since the fair value is estimated as of September 30, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

          The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

9.   STOCK OPTIONS

          As of September 30, 2003, the Company has a stock-based compensation plan wherein officers and employees were granted stock options. The Company applies APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant. Compensation expense of approximately $50,000 and $190,000 was recorded for the fiscal years ending September 30, 2003 and 2002, respectively.

          Under the above-mentioned 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of NSC's common stock (if the option is an incentive stock option), or at least 25% of the fair market value of NSC's common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all NSC's classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company's common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then NSC's Board of Directors may, after taking all relevant facts into

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     consideration, determine the fair market value of the Company's common stock.

          As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure with the following assumptions for all periods; dividend yield of 0%, risk free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 50% as of the date of issue.

                                                                      Weighted      Weighted
                                                        Number        Average       Average
                                                          of          Exercise       Fair
                                                        Shares         Price         Value
                                                     ------------------------------------------
      Options Outstanding, September 30, 2001         1,534,501       $ 1.81        $ 0.15
      Granted                                         3,654,162         1.24          0.24
      Exercised                                      (1,477,000)        0.11          0.11
      Canceled                                         (128,834)        0.71          0.02
                                                     ------------------------------------------
      Options Outstanding, September 30,2002          3,582,839       $ 1.97        $ 0.01
                                                     ------------------------------------------

      Options Outstanding September 30, 2002          3,582,839       $ 1.97        $ 0.01
      Granted                                         1,144,081         0.10          0.10
      Exercised                                        (637,153)        0.05          0.10
      Expired                                          (760,010)        5.45          0.01
                                                     ------------------------------------------
      Options Outstanding, September 30, 2003         3,329,757       $ 0.90        $ 0.06
                                                     ==========================================

          Had the Company fully adopted Statement of Financial Accounting Standards ("SFAS") No. 148, the net loss for the years ended September 30, 2003 and 2002 would have been $(1,002,924) and $(2,091,901) and the basic and diluted earnings per share would have been $(0.02) and $(0.04) respectively.

     WARRANTS

     The warrants outstanding as of September 30, 2003 are as follows:

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                        Number
                                                          of          Exercise
                                                        Shares         Price          Expires
                                                     ------------------------------------------
     Outstanding at September 30, 2001                1,500,000         $ .12           1/02
     Excercised                                         770,500
     Expired                                            729,500
     New issues                                         412,201         $1.67          11/04
                                                     ----------
     Outstanding at September 30, 2002                  412,201
     Expired                                                 --
     New issues                                       4,800,000         $ .30          12/04
                                                        200,000         $ .50          12/04
                                                      1,000,000         $ .35           6/06
                                                      1,000,000         $ .50           6/06
                                                     ----------
     Outstanding at September 30, 2003                7,412,201
                                                     ==========

10.  COMMITMENTS AND CONTINGENCIES

          The Company was a defendant in a landlord-tenant lawsuit with a landlord of leased property vacated by the Company in 2001 as part of its corporate consolidation. The Company and the landlord negotiated a settlement in this matter without admitting any wrongdoing. In order to fulfill the terms of this settlement, NSC must pay a remaining $10,000 in four installments by September 2004. The amount due is included in notes payable.

          Mr. Lou Ross assigned his rights to certain amounts that may be recoverable from NetMind as partial payment for loan proceeds advanced to him in 1999 (see Note 7 above). The Company has filed a suit against NetMind to recover the investment, plus damages. In April of 2003 significant portions of this suit were settled by the parties, while other portions remain unsettled. Management is unable to determine the outcome of the suit.

          In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company has taken steps to settle this claim (see Note 12 below).

          The Company was awarded a judgment of approximately $179,000 in May 2003 against E4World Corporation. However, there is no assurance that any of this amount will be collected by NSC. Since collection of this judgment

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     by NSC is uncertain, this positive judgment is not reflected in NSC's current financial statements. The Company continues to press its claim to secure assets held by E4World in a separate legal matter, although there is no assurance that this claim will be collected by NSC, and thus this claim is not shown in the NSC financial statements.

          The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operation or liquidity.

11.  EQUITY LINE OF CREDIT

          In March 2001, the Company began negotiating an equity line of credit agreement with a third party investor. Under the equity line, the Company had the option to issue, during a two-year term, shares of common stock to an investor at prices that were discounted from the fair market value on the date of issuance. The shares under this equity line of credit were registered with the Securities and Exchange Commission on October 11, 2001 on Form SB-2. Subsequent to the equity line of credit's effective date, the Company issued 2,122,064 shares of common stock to the investor, and received net proceeds of $414,824. The Company's ability to draw down amounts under this line of credit has been materially adversely affected, substantially due to the decline in market price for the Company's stock. This line was not used during fiscal 2003, and the Company does not believe this line will be used again.

12.  NOTES PAYABLE

     As of September 30, 2003, the notes payable consisted of the following:

     Note payable to shareholder, unsecured, non-interest
        bearing, matures in 2006                                        $43,250

     Note payable, unsecured, non interest bearing,
        payable in quarterly installments of $2,500,
        matures in 2004                                                  10,000
                                                                        -------
            Total notes                                                  53,250
            Current portion                                              10,000
                                                                        -------
                                                                        $43,250
                                                                        =======

                         NATIONAL SCIENTIFIC CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


     The notes mature as follows:

     Year ending September 30, 2004                                     $10,000
                               2005                                          --
                               2006                                      43,250
                                                                        --------
                                                                        $53,250
                                                                        =======

13.  SUBSEQUENT EVENTS

          In January of 2004, the Company entered into a financing program with a U.S. investment fund entity that wants to remain confidential. The terms of this program include a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 620,000 warrants good for three years to purchase the Company restricted stock, at $0.13 during the first and second year of the warrants, and $0.15 during the third and final year of the warrants. These warrants include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next three years. The principle of the
     Note is optionally convertible to the Company's restricted stock at any time during the first six months of the Note at 90% of the then-current market value of the Company's common stock. In the event of failure to repay the Note in July 2004, the Note would be extended another six months, and the effective interest rate would be increased to 15%, and a second group of approximately 620,000 warrants priced at 50% of the average trading price of the Company's stock would be made effective, and the Company would be required to file a registration statement for the securities underlying these warrants within 90 days. An officer of the Company provided personal collateral to support this Note, which would be forfeited in the event of non-payment of the Note.

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

  31    Certification Pursuant Pursuant to Section 302 of the Sarbanes-Oxley Act

  32    Certification Pursuant Pursuant to Section 906 of the Sarbanes-Oxley Act