Form 10QSB
period 2003-12-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2004-02-13
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-QSB

                                 --------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                    000-28745
                              (Commission File No.)

                                 --------------

                         NATIONAL SCIENTIFIC CORPORATION
                 (Name of Small Business Issuer in its Charter)

                                 --------------

           TEXAS                                                 86-0837077
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

      14455 N. HAYDEN, SUITE 202
            SCOTTSDALE, AZ                                       85260-6947
(Address of Principal Executive Offices)                         (Zip Code)

                                 (480) 948-8324
                 (Issuers Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 73,614,465 shares of Common Stock, par value $.01 per share, outstanding at February 10, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                            PAGE
Part I - Financial Information

Item 1 - Financial Statements (unaudited)...................................  3

         Balance Sheets - December 31, 2003 and September 30, 2003..........  3

         Statements of Operations - Three Months ended December 31,
            2003, 2002 and Cumulative from October 1, 1997 (Inception)
            through December 31, 2003.......................................  4

         Statements of Cash Flows - Three Months ended December 31,
            2003, 2002 and Cumulative from October 1, 1997 (Inception)
            through December 31, 2003.......................................  5

         Statement of Changes in Shareholders' Equity (Deficit) - Three
            Months Ended December 31, 2003..................................  6

         Notes to Financial Statements......................................  7

Item 2 - Management's Discussion and Analysis of Financial or
         Plan of Operation.................................................. 11

Item 3 - Controls and Procedures............................................ 14


Part II - Other Information

         Item 1 - Legal Proceedings......................................... 14

         Item 2 - Changes in Securities and Use of Proceeds................. 14

         Item 3 - Defaults upon Senior Securities........................... 15

         Item 4 - Submission of Matters to a Vote of Security Holders....... 15

         Item 5 - Other Information......................................... 15

         Item 6 - Exhibits and Reports on Form 8-K.......................... 16

Signatures.................................................................. 16


Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

                                                          DECEMBER 31,    SEPTEMBER  30,
                                                              2003             2003
                                                          ------------    --------------
                        ASSETS
Current Assets:
   Cash and cash equivalents                              $        749    $       17,903
   Trade receivables, net of reserve of $8,169 at
     December 31, 2003 and September 30, 2003                   44,500            28,200
   Inventory                                                    43,863             9,700
   Other assets                                                 11,727            16,926
                                                          ------------      ------------
          Total current assets                                 100,839            72,729

   Property and equipment, net                                  28,849            32,081
   Deposits                                                      5,031             5,031
                                                          ------------      ------------
                                                          $    134,719      $    109,841
                                                          ============      ============
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                       $    245,752      $    185,725
   Accrued expenses                                            419,821           457,695
   Deposits                                                         --            20,000
   Notes payable                                                 7,500            10,000
                                                          ------------      ------------
          Total current liabilities                            673,073           673,420

   Notes payable,  net of current portion                       43,250            43,250
                                                          ------------      ------------
          Total Liabilities                                    716,323           716,670
                                                          ------------      ------------
   Commitments and contingencies                                    --                --
                                                          ------------      ------------
Shareholders' equity (deficit):
   Preferred stock, par value $.10; 4,000,000 shares
     authorized, and no shares issued or outstanding                --                --
   Common stock, par value $.01; 120,000,000 shares
     authorized, and shares issued 72,981,465 and
     70,633,819 outstanding at December 31, 2003 and
     September 30, 2003, respectively                          729,814           706,338
   Additional paid-in capital                               20,657,260        20,444,733
   Accumulated deficit                                     (21,968,678)      (21,757,900)
                                                          ------------      ------------
          Total shareholders' equity (defecit)                (581,604)         (606,829)
                                                          ------------      ------------
                                                          $    134,719      $    109,841
                                                          ============      ============

    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
      FOR THE QUARTERS ENDED DECEMBER 31, 2003, 2002, AND DEVELOPMENT STAGE

                                                                                            Development
                                                                2003            2002           Stage
                                                           ------------   -------------    ------------
Revenues                                                   $     38,230    $      5,455    $    987,438
Cost of Sales                                                    31,142           3,313         928,629
                                                           ------------    ------------    ------------
Gross profit                                                      7,088           2,142          58,809

Costs and expenses
   Salaries and benefits                                        145,049          66,133       2,321,845
   Research and development                                       4,958           9,690       3,718,093
   Stock compensation                                             6,003          12,900       3,086,697
   Consulting fees, related party                                    --           7,500       8,175,973
   Other                                                         58,724          95,672       2,466,027
                                                           ------------    ------------    ------------
            Total costs and expenses                            214,734         191,895      19,768,635
                                                           ------------    ------------    ------------
Loss from operations                                           (207,646)       (189,753)    (19,709,826)
                                                           ------------    ------------    ------------
Other income (expense)
   Interest and other income                                         --              --         173,228
   Interest expense                                              (3,132)         (1,144)        (37,400)
   Loss on disposal of assets                                        --              --              --
                                                           ------------    ------------    ------------
                                                                 (3,132)         (1,144)        135,828
                                                           ------------    ------------    ------------
Loss before income taxes                                       (210,778)       (190,897)    (19,573,998)
Income tax expense                                                   --              --              --
                                                           ------------    ------------    ------------
Net loss                                                   $   (210,778)   $   (190,897)   $(19,573,998)
                                                           ============    ============    ============
Net loss per common share, basic and diluted               $      (0.00)   $      (0.00)
                                                           ============    ============

Weighted average number of shares outstanding                70,975,072      51,965,954
                                                           ============    ============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE QUARTERS ENDED DECEMBER 31, 2003, 2002, AND DEVELOPMENT STAGE

                                                                                            Development
                                                                2003            2002           Stage
                                                           ------------    -------------   ------------
Cash flows from operating activities:
   Net loss                                                $   (210,778)   $   (190,897)   $(19,573,998)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash transactions
       Depreciation                                               3,232           3,231          68,427
       Loss on disposal of assets                                    --              --          30,960
       Impairment loss on equipment                                  --              --          64,187
       Stock and options issued for services, net                 6,003          33,170      11,588,715
     Decrease (increase) in inventory                           (34,163)          3,426         (43,863)
     Deferred offering costs                                         --              --         (85,171)
     Decrease (increase) in receivables                         (16,300)             --          87,131
     Decrease (increase) in other assets                          5,199            (522)         (7,818)
     Increase in accounts payable and accrued expenses          172,153          19,855         845,279
                                                           ------------    ------------    ------------
       Net cash (used  in) operating activities                 (74,654)       (131,737)     (7,026,151)
                                                           ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                             --              --        (153,692)
   Repayment of loans                                                --              --         200,000
   Proceeds from the sale of furniture and equipment                 --              --           6,050
   Loans issued                                                      --              --        (400,000)
                                                           ------------    ------------    ------------
       Net cash (used in) investing activities                       --              --        (347,642)
                                                           ------------    ------------    ------------
Cash flows from financing activities:
   Draws on the line of credit                                       --              --         430,000
   Loan from (to) officer                                            --              --          65,079
   Repayment of notes payable                                    (2,500)             --        (112,500)
   Repayment of line of credit                                       --              --        (430,000)
   Repayment of capital lease obligations                            --              --          (1,819)
   Proceeds from the exercise of options                             --          23,897         198,590
   Proceeds from the exercise of warrants                            --              --          92,460
   Proceeds from equity line of credit                               --              --         414,824
   Proceeds from the issuance of preferred stock                     --              --         482,500
   Deposits for private placement                               (20,000)        300,000              --
   Proceeds from issuance of common stock                        80,000              --       6,231,789
                                                           ------------    ------------    ------------
       Net cash provided by financing activities                 57,500         323,897       7,370,923
                                                           ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents            (17,154)        192,160          (2,870)
Cash and cash equivalents, beginning of  period                  17,903           1,405           3,619
                                                           ------------    ------------    ------------
Cash and cash equivalents, end of  period                  $        749    $    193,565    $        749
                                                           ============    ============    ============
Supplementary Disclosure of Cash Flow Information:

Cash paid for interest                                     $         --    $      1,144          25,474
                                                           ============    ============    ============
Cash paid for income taxes                                 $         --    $         --    $         50
                                                           ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

   UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

                                             COMMON STOCK           PREFERRED STOCK
                                       -----------------------   ---------------------   ADDITIONAL
                                        NUMBER OF      PAR        NUMBER OF     PAR       PAID-IN       ACCUMULATED
                                         SHARES       VALUE        SHARES      VALUE      CAPITAL         DEFICIT       TOTAL
                                       ----------   ----------   ----------   --------   -----------   ------------   ---------
Balance, September 30, 2003            70,633,819   $  706,338           --   $     --   $20,444,733   $(21,757,900)  $(606,829)

Stock issued for services @ $0.14          47,646          476           --         --         5,527             --       6,003

Debt equity swap                        1,500,000       15,000           --         --       135,000             --     150,000

Private placement "T" units @ $0.10       800,000        8,000           --         --        72,000             --      80,000

Net loss                                       --           --           --         --            --       (210,778)   (210,778)
                                       ----------   ----------   ----------   --------   -----------   ------------   ---------
Balance, December 31, 2003             72,981,465   $  729,814           --   $     --   $20,657,260   $(21,968,678)  $(581,604)
                                       ==========   ==========   ==========   ========   ===========   ============   =========



    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by National Scientific Corporation ("NSC" or the "Company" or "We"), without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003, and the Company Proxy Statement for 2004, filed January 30, 2004, which is incorporated by reference in the Company's 10-KSB annual report.

2.   ISSUANCE OF COMMON STOCK

     During the three months ended December 31, 2003, the Company continued the private offering of restricted common stock, commenced in June 2003. From this offering the Company raised approximately $80,000 in cash and issued 800,000 shares of restricted common stock and granted 400,000 warrants to purchase common stock at an exercise price of between $0.50 and $0.75 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

     Also during the three months ended December 31, 2003, 47,646 shares of common stock were issued for services at an average per share price of $0.14.

     Also during the three months ended December 31, 2003, the Company issued 1,500,000 shares of restricted common stock at an average market price of $0.10 to convert accumulated back pay to stock as part of a buy back plan to conserve cash resources.

3.   STOCK OPTIONS AND WARRANTS

     The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives, consultants, and employees in December 2000.

     During the three months ended December 31, 2003, the Company did not grant any options under the 2000 Stock Option Plan. Also during the same period, no stock options were exercised.

     The Company adopted Financial Accounting Standards Board APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. As no options were granted, there was no compensation recognized for the fiscal quarter ended December 31, 2003. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. On December 31, 2003, 3,324,757 outstanding stock options were vested, and fully exercisable, and 5,000 were not vested.

     In accordance with The Statement of Financial Accounting Standards (SFAS) 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 100% as of the date of issue.

                                                 Number of      Weighted Average
                                                  Shares         Exercise Price
                                                 -------------------------------

Options Outstanding, September 30, 2003          3,329,757           $ 0.90
   Granted                                              --               --
   Forfeited                                            --               --
   Exercised                                            --               --
                                                 -------------------------------
Options Outstanding, December 31, 2003           3,329,757           $ 0.90
                                                 ===============================

     Had the Company fully adopted SFAS 123, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                           Three Months           Three Months
                                              Ended                  Ended
                                        December 31, 2003      December 31, 2002
                                        ----------------------------------------

Net (loss) income:
   As reported                             $   (210,778)         $   (190,897)
   Pro forma                                   (210,778)             (194,197)

Basic (loss) earnings per share:
   As reported                             $      (0.00)         $      (0.01)
   Pro forma                                      (0.00)                (0.01)


4.   NET LOSS PER SHARE

     Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in dollars except shares):

                                                      Three months ended
                                                         December 31
                                               ------------------------------
                                                    2003             2002
                                               ------------------------------

Basic net income (loss) per common share:

Net income (loss)                              $   (210,778)     $   (190,897)
                                               ============      ============
Weighted average common shares                   70,975,072        51,965,954
                                               ============      ============
Basic per share amount                         $      (0.00)     $      (0.00)
                                               ============      ============


5.   SUBSEQUENT EVENTS

     In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. Subsequent to the end of December 2003, the Company raised approximately $10,000 in cash and issued 100,000 shares of restricted common stock and granted 100,000 warrants to purchase common stock at an exercise price of between $0.50 and $0.75 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, and Rule 506 of Regulation D.

     In January of 2004, the Company entered into a financing program with a U.S. investment fund entity that wants to remain confidential. The terms of this program include a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 620,000 warrants good for three years to purchase the Company restricted stock, at $0.13 during the first and second year of the warrants, and $0.15 during the third and final year of the warrants. These warrants include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next three years. The principle of the Note is optionally convertible to the Company restricted stock at any time during the first six months of the Note at 90% of the then-current market value of the Company's common stock. In the event of failure to repay the Note in July 2004, the Note would be extended another six months, and the effective interest rate would be increased to 15%, and a second group of approximately 620,000 warrants priced at 50% of the average trading price of the Company's stock would be made effective, and the Company would be required to file a registration statement for the securities underlying these warrants with 90 days. An officer of the Company provided personal collateral to support this Note, which would be forfeited in the event of non-payment of the Note.

     In February of 2004, the Company entered into a binding letter of intent regarding a financing program with a different U.S. investment entity that wants to remain confidential. The final terms of this transaction remain under negotiation, but the Company intends to use this letter of intent as a new stage in securing financing for accelerated research, development, and marketing of its technology products over the next one to two years. The minimum expected cost to the Company for this transaction is expected to include 500,000 warrants at a strike price of $0.10. There is no assurance that this letter of intent will result in any additional capital for the Company.

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

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

     National Scientific Corporation is focused on the research and development of devices and designs that are intended to enhance the performance of various products commonly used in the semiconductor and electronics industries in general, and in location services devices in particular. We primarily design products that we believe will have a broad application and acceptance in the commercial electronic component marketplace. We currently hold U.S. Patents on seven devices and designs. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor and electronics industries when appropriate funding is available.

     The Company remained focused on primarily semiconductor development from 1996 to approximately February of 2002. In February of 2002, we began to focus specifically on applications of electronic devices in the location services market. We also began to decrease our focus on semiconductor intellectual property, due primarily to difficult market conditions in the semiconductor area. We plan to continue our focus on wireless location devices for the foreseeable future. Much of our efforts since February 2002 have been devoted to licensing and developing technologies related to location services. We expect to continue product development in 2004, and to develop new sales channels and new customers for our location services products. The Company's embedded systems location tools strategy began to yield small amounts of revenue late in the fiscal year ending September 30, 2002. This small revenue stream increased
$63,579 for the fiscal year ending September 30, 2003. Revenues increased roughly seven fold to $38,230 in the quarter ended December 31, 2003, compared to $5,455 in for the quarter ending December 31, 2002.

     As of December 31, 2003, the Company's cash and cash equivalents totaled approximately $749 and total current assets were approximately $100,839. During the first week in January 2004, the Company secured a net loan for approximately

$130,000 to assist with short-term cash requirements (See Liquidity and Capital Resources below, and Subsequent Events above). NSC has recently initiated product-marketing efforts after several years of research and development and has negative operational cash flow and has never been profitable. The Company has long-term debt of $43,250 as of December 31, 2003. Total liabilities at December 31, 2003 were $716,323.

     Operating expenses for the three months ended December 31, 2003 increased by approximately $22,839 to approximately $214,734 from $191,895 in the comparable period ended December 31, 2002. Salaries and benefits increased primarily due to having four full time and three part-time employees on staff for all of the first quarter of fiscal 2004 compared to two full time and one part-time employee for most of the time in the comparable quarter of 2003. All other costs and expenses decreased significantly in the quarter ended December 31, 2003 compared to the first three months of fiscal year 2003.

     Research and development costs decreased from approximately $9,690 for the three months ended December 31, 2002 to approximately $4,958 for the three months ended December 31, 2003, primarily due to the shift of resources from capital intensive semiconductor related development projects to more labor intensive location service technology related projects.

     The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. This has included increased attendance at trade shows, increased expenditures on direct mailings of promotional literature, internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. The Company began marketing some of its products in December 2003 on cable television's Home Shopping Network, and expects to continue this marketing activity in the future with this organization. The Company has also spent and plans to continue to spend resources on the development of strategic partnerships with other technology firms to assist it in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

     The Company expects to continue to increase its focus on sales and marketing of its location tools products for the foreseeable future. As a result of this effort, and the revenues that have begun to be generated by this effort already, it is possible that the Company may emerge from its development stage status at sometime during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, our liquidity included cash and cash equivalents of $749 compared to $17,903 at September 30, 2003. Our total cash used in operating activities from developmental stage inception in 1998 through December 31, 2003 was $7,026,151. We have an accumulated deficit of $21,968,678 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, though the sale of our products. We expect our ability to finance operations through sales to improve during the course of this fiscal year.

     In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. The Company raised from this offering in the quarter ending December 31, 2003, approximately $80,000 in cash and issued 800,000 shares of restricted common stock and granted 400,000 warrants to purchase common stock at exercise prices ranging from $0.50 to $0.75 per share. Subsequent to December 31, 2003, the Company raised approximately $10,000 in cash and issued 100,000 shares of restricted common stock and granted 50,000 warrants to purchase common stock at an exercise price of between $0.50 and $0.75 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

     In January of 2004, the Company entered into a financing program with a U.S. investment fund entity that wants to remain confidential. The terms of this program include a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 620,000 warrants good for three years to purchase the Company restricted stock, at $0.13 during the first and second year of the warrants, and $0.15 during the third and final year of the warrants. These warrants include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next three years. The principle of the Note is optionally convertible to the Company restricted stock at any time during the first six months of the Note at 90% of the then-current market value of the Company's common stock. In the event of failure to repay the Note in July 2004, the Note would be extended another six months, and the effective interest rate would be increased to 15%, and a second group of approximately 620,000 warrants priced at 50% of the average trading price of the Company's stock would be made effective, and the Company would be required to file a registration statement for the securities underlying these warrants with 90 days. An officer of the Company provided personal collateral to support this Note, which would be forfeited in the event of non-payment of the Note.

     We believe that our current cash position as of December 31, 2003, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts (See Subsequent Events above), product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

     Cash used in operations was approximately $74,654 for the three months ended December 31, 2003 compared with approximately $131,737 for the three months ended December 31, 2002. The decrease in cash used in operations resulted from salary deferrals, and reductions in other operating expense related areas. Additionally, management has sought to reduce cash uses wherever possible. We are continuing efforts to lower our consumption of cash through expense reduction and through increases in product sales.

ITEM 3. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Acting Chief Financial Officer, Michael A. Grollman, after reviewing and evaluating the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report has concluded that the Company's disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceeding pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended December 31, 2003, 47,646 restricted common shares were issued for services at an average market price of $0.14.

     On December 31, 2003, the Company issued 1,500,000 shares of restricted common stock at an average market price of $0.10 to convert accumulated back pay to stock as part of a buy back plan to conserve cash resources.

     The warrants outstanding as of December 31, 2003 are as follows:

                                            NUMBER
                                              OF       EXERCISE
                                            SHARES      PRICE      EXPIRES
                                          ---------    --------    -------

Outstanding at September 30, 2001         1,500,000    $   0.12      1/02
Exercised                                   770,500
Expired                                     729,500
New Issues                                  412,201    $   1.67     11/04
                                          ---------
Outstanding at September 30, 2002           412,201
Expired                                          --
New Issues                                4,800,000    $   0.30     12/04
                                            200,000    $   0.50     12/04
                                          1,000,000    $   0.35      6/06
                                          1,000,000    $   0.50      6/06
                                          ---------
Outstanding at September 30, 2003         7,412,201
New Issues                                  400,000    $   0.75      6/06
                                          ---------
Outstanding at December 31, 2003          7,812,201
                                          ---------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             EXHIBIT
             NUMBER     DESCRIPTION

              31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL SCIENTIFIC CORPORATION


Date:  February 13, 2004           By: /s/ Michael A. Grollman
                                       -----------------------------------------
                                       Director, Chief Executive Officer, Acting
                                       Chief Financial Officer, and Chairman


                                    By: /s/ Graham L. Clark
                                        ----------------------------------------
                                        Director, President, and Secretary


                                    By: /s/ Gregory Szabo
                                        ----------------------------------------
                                        Director