Form 10QSB
period 2004-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2004-05-13
CIK 1022505

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 84,228,168 shares of Common Stock, par value $.01 per share, outstanding at May 10, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

================================================================================

                         NATIONAL SCIENTIFIC CORPORATION

                                   FORM 10-QSB

                                      INDEX
                                                                            PAGE

Part I - Financial Information

         Item 1 - Financial Statements (unaudited)..........................  3

                  Unaudited Condensed Balance Sheets - March 31, 2004
                  and September 30, 2003....................................  3

                  Unaudited Condensed Statements of Operations -
                  Three and Six Months ended March 31, 2004, 2003
                  and Cumulative from October 1, 1997 (Inception)
                  through March 31, 2004....................................  4

                  Unaudited Condensed Statements of Cash Flows - Six
                  Months ended March 31, 2004, 2003 and Cumulative
                  from October 1, 1997 (Inception) through March 31,
                  2004......................................................  5

                  Unaudited Condensed Statement of Changes in
                  Shareholders' Equity (Deficit) - Six Months Ended
                  March 31, 2004............................................  6

                  Notes to Financial Statements.............................  7

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 13

         Item 3 - Controls and Procedures................................... 17

Part II - Other Information

         Item 1 - Legal Proceedings......................................... 17

         Item 2 - Changes in Securities and Use of Proceeds................. 17

         Item 3 - Defaults upon Senior Securities........................... 18

         Item 4 - Submission of Matters to a Vote of Security Holders....... 18

         Item 5 - Other Information......................................... 18

         Item 6 - Exhibits and reports on Form 8-K.......................... 18

Signatures.................................................................. 19

Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       UNAUDITED CONDENSED BALANCE SHEETS
                      MARCH 31, 2004 AND SEPTEMBER 30, 2003

                                                     MARCH 31,    SEPTEMBER 30,
                                                       2004           2003
                                                   ------------   -------------
                          ASSETS

Current Assets:
   Cash and cash equivalents                       $     14,748    $     17,903
   Cash in esrow  account                               534,691              --
   Trade receivables, net of reserve
     of $18,169 at March 31, 2004 and
     $8,169 at September 30, 2003                        30,000          28,200
   Inventory                                             60,374           9,700
   Other assets                                          37,425          16,926
                                                   ------------    ------------
       Total current assets                             677,238          72,729

   Property and equipment, net                           25,618          32,081
   Deposits                                               5,031           5,031
                                                   ------------    ------------
                                                   $    707,887    $    109,841
                                                   ============    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                $    266,879    $    185,725
   Accrued expenses                                     333,238         457,695
   Deposits                                                  --          20,000
   Notes payable                                        201,000          10,000
                                                   ------------    ------------
       Total current liabilities                        801,117         673,420

   Notes payable, net of current portion                 43,250          43,250
                                                   ------------    ------------
       Total Liabilities                                844,367         716,670
                                                   ------------    ------------
   Commitments and contingencies                             --              --
                                                   ------------    ------------
Shareholders' equity (deficit):
   Preferred stock, par value $.10; 4,000,000
     shares authorized, and no shares issued
     or outstanding                                          --              --
   Common stock, par value $.01; 120,000,000
     shares authorized, and shares issued
     79,700,783 and 70,633,819 outstanding
     at March 31, 2004 and September 30, 2003
     respectively                                       797,007         706,338
   Additional paid-in capital                        21,242,603      20,444,733
   Accumulated deficit                              (22,176,090)    (21,757,900)
                                                   ------------    ------------
       Total shareholders' equity (defecit)            (136,480)       (606,829)
                                                   ------------    ------------
                                                   $    707,887    $    109,841
                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004, 2003 AND DEVELOPMENT STAGE

                                    Three Months      Three Months       Six Months       Six Months
                                       Ended             Ended             Ended             Ended          Development
                                   March 31, 2004    March 31, 2003    March 31, 2004    March 31, 2003        Stage
                                   --------------    --------------    --------------    --------------    -------------
Revenues                           $       36,308    $       13,093    $       74,538    $       18,548    $   1,061,976
Cost of Sales                              24,856             1,477            55,998             4,790          984,627
                                   --------------    --------------    --------------    --------------    -------------
Gross profit                               11,452            11,616            18,540            13,758           77,349

Costs and expenses
  Salaries and benefits                   112,346           113,243           257,395           179,376        2,579,240
  Research and development                  4,440            12,087             9,398            21,777        3,727,491
  Stock compensation                       22,290            97,080            28,293           109,980        3,114,990
  Consulting fees, related party               --             7,500                --            15,000        8,175,973
  Other                                    72,446           (51,500)          131,170            44,172        2,597,197
                                   --------------    --------------    --------------    --------------    -------------
      Total costs and expenses            211,522           178,410           426,256           370,305       20,194,891
                                   --------------    --------------    --------------    --------------    -------------
Loss from operations                     (200,070)         (166,794)         (407,716)         (356,547)     (20,117,542)
                                   --------------    --------------    --------------    --------------    -------------
Other income (expense)
  Interest and other income                    --                --                --                --          173,228
  Interest expense                         (7,342)             (979)          (10,474)           (2,123)         (47,874)
  Loss on disposal of assets                   --                --                --                --               --
                                   --------------    --------------    --------------    --------------    -------------
                                           (7,342)             (979)          (10,474)           (2,123)         125,354
                                   --------------    --------------    --------------    --------------    -------------

Loss before income taxes                 (207,412)         (167,773)         (418,190)         (358,670)     (19,992,188)
Income tax expense                             --                --                --                --               --
                                   --------------    --------------    --------------    --------------    -------------
Net loss                           $     (207,412)   $     (167,773)   $     (418,190)   $     (358,670)   $ (19,992,188)
                                   ==============    ==============    ==============    ==============    =============
Net loss per common share,
basic and diluted                  $        (0.00)   $        (0.00)   $        (0.01)   $        (0.01)
                                   ==============    ==============    ==============    ==============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2004, 2003 AND DEVELOPMENT STAGE

                                                              2004            2003         DEVELOPMENT
                                                                                              STAGE
                                                          ------------    ------------    -------------
Cash flows from operating activities:
   Net loss                                               $   (418,190)   $   (358,670)   $(19,781,410)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Non cash transactions
         Depreciation                                            6,463           6,462          71,658
         Loss on disposal of assets                                 --              --          30,960
         Impairment loss on equipment                               --              --          64,187
         Stock and options issued for services, net             28,293         142,750      11,611,005
      Decrease (increase) in inventory                         (50,674)          6,094         (60,374)
      Deferred offering costs                                       --              --         (85,171)
      Decrease (increase) in receivables                        (1,800)             --         101,631
      Decrease (increase) in other assets                      (20,499)        (10,394)        (33,516)
      Increase in accounts payable and accrued expenses        172,252        (122,564)        845,378
                                                          ------------    ------------    ------------
           Net cash (used in) operating activities            (284,155)       (336,322)     (7,235,652)
                                                          ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                            --              --        (153,692)
   Repayment of loans                                               --              --         200,000
   Proceeds from the sale of furniture and equipment                --              --           6,050
   Loans issued                                                     --              --        (400,000)
                                                          ------------    ------------    ------------
           Net cash (used in) investing activities                  --              --        (347,642)
                                                          ------------    ------------    ------------
Cash flows from financing activities:
   Increase in notes payable                                   196,000          15,000         196,000
   Draws on the line of credit                                      --              --         430,000
   Loan from (to) officer                                           --              --          65,079
   Repayment of notes payable                                   (5,000)             --        (115,000)
   Repayment of line of credit                                      --              --        (430,000)
   Repayment of capital lease obligations                           --              --          (1,819)
   Proceeds from the exercise of options                            --          29,058         198,590
   Proceeds from the exercise of warrants                           --              --          92,460
   Proceeds from equity line of credit                              --              --         414,824
   Proceeds from the issuance of preferred stock                    --              --         482,500
   Deposits for private placement                              (20,000)         10,000              --
   Proceeds from issuance of common stock                      644,691         300,000       6,796,480
                                                          ------------    ------------    ------------
           Net cash provided by financing activities           815,691         354,058       8,129,114
                                                          ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents           531,536          17,736         545,820
Cash and cash equivalents, beginning of period                  17,903           1,405           3,619
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of period                  $    549,439    $     19,141    $    549,439
                                                          ============    ============    ============
Supplementary Disclosure of Cash Flow Information:

Cash paid for interest                                    $      5,211    $         --          30,685
                                                          ============    ============    ============
Cash paid for income taxes                                $         --    $         --    $         50
                                                          ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

   UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2004

                                            COMMON STOCK           PREFERRED STOCK
                                      -----------------------   ---------------------   ADDITIONAL
                                       NUMBER OF       PAR      NUMBER OF      PAR        PAID-IN       ACCUMULATED
                                        SHARES        VALUE      SHARES       VALUE       CAPITAL         DEFICIT          TOTAL
                                      ----------   ----------   ---------   ---------   ------------   ------------    ------------
Balance, September 30, 2003           70,633,819   $  706,338       --      $      --   $ 20,444,733   $(21,757,900)   $   (606,829)

Stock issued for services
Price per share ranged
   $0.14                                  47,646          476       --             --          5,527             --           6,003
   $0.155                                 33,000          330       --             --          4,274             --           4,604

Common stock options granted                  --           --       --             --         13,491             --          13,491

Debt equity swap                       1,500,000       15,000       --             --        135,000             --         150,000

Private placement of common stock
Shares issued for:
   $0.10                               1,100,000       11,000       --             --         99,000             --         110,000
   $0.11                               5,886,318       58,863       --             --        475,828             --         534,691

Stock retainage program                  500,000        5,000       --             --         64,750             --          69,750

Net loss                                      --           --       --             --             --       (418,190)       (418,190)

                                      ----------   ----------   ---------    --------   ------------   ------------    ------------
Balance, March 31, 2004               79,700,783   $  797,007       --       $     --   $ 21,242,603   $(22,176,090)   $   (136,480)
                                      ==========   ==========   =========    ========   ============   ============    ============


    The accompanying notes are an integral part of these financial statements

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by National Scientific Corporation ("NSC" or the "Company" or "We"), without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003, and the Company's quarterly report on Form 10-QSB for the fiscal period ended December 31, 2003.

2.   ISSUANCE OF COMMON STOCK

     During the three months ended March 31, 2004, the Company continued the private offering of restricted common stock, commenced in June 2003. During the six months ended March 31, 2004, the Company raised approximately $110,000 in cash and issued 1,100,000 shares of restricted common stock and granted 550,000 warrants to purchase common stock at an exercise price of between $0.50 and $0.75 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

     During the three months ended March 31, 2004, 33,000 shares of common stock were issued for board services at an average market price per share price of $0.155

     In January, 2004, the Company, under the restricted stock retainage program initiated in September 2002, and more fully described in the Company 10-KSB filing for the fiscal year ended September 30, 2002, and September 30, 2003 and also in the Company Proxy Statements for 2003 and 2004, issued 500,000 shares of common stock at an average price of $0.155. The shares were issued as compensation to retain key staff that had to forgo some salary payments for significant portions of this period as well as previous periods. These share grants are subject to risk of forfeiture should the Company not achieve certain objectives during calendar year 2004.

     On March 15, 2004, the Company commenced a private offering of restricted common stock units through a placement agent. During the quarter ended March 31, 2004, the Company raised approximately $534,691 net of costs, in cash and issued 5,886,318 shares of restricted common stock at a price of $0.11 per share, and granted 4,414,739 warrants to purchase common stock at an exercise price of $0.11 per share (For additional detail of the total proceeds raised in this offering as of the date of this report, see Subsequent Events below). No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D. The cash in escrow as of March 31, 2004 represents investor funds collected from this private placement as of the end of this quarter. These funds were transferred from escrow to the Company main cash account upon the first closing of this private placement on April 8, 2004 (see Subsequent Events below).

3.   STOCK OPTIONS AND WARRANTS

     The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives, consultants, and employees in December 2000.

     During the three months ended March 31, 2004, 170,000 non-qualified stock options were granted under the 2000 Stock Option Plan at $0.15, 250,000 non-qualified stock options were cancelled at $0.15 and no stock options were exercised.

     The Company adopted Financial Accounting Standards Board APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. As no options were granted, there was no compensation recognized for the fiscal quarter ended March 31, 2004. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. On March 31, 2004, 3,244,757 outstanding stock options were vested, and fully exercisable, and 5,000 were not vested.

     In accordance with The Statement of Financial Accounting Standards (SFAS) 148, ACCOUNTING FOR STOCK-BASED COMPENSATION, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 100% as of the date of issue.

                                                 Number of      Weighted Average
                                                  Shares         Exercise Price
                                                 -------------------------------

Options Outstanding, September 30, 2003          3,329,757           $ 0.90
   Add: Granted                                    170,000             0.15
   Deduct:Forfeited                               (250,000)           (0.15)
                                                 -------------------------------
Options Outstanding, March 31, 2004              3,249,757           $ 0.92
                                                 ===============================

     Had the Company fully adopted SFAS 148, the Company's net income and earnings per share would approximate the following pro forma amounts:

                                         Three Months             Three Months
                                            Ended                     Ended
                                        March 31, 2004           March 31, 2003
                                        ---------------------------------------

Net ( loss) income:
   As reported                          $     (207,412)          $     (167,773)
   Pro forma                                  (207,412)                (175,009)

Basic (loss) earnings per share:

   As reported                          $        (0.00)          $        (0.00)
   Pro forma                                     (0.00)                   (0.00)


     During the three months ended March 31, 2004, the Company issued warrants in conjunction with its June 2003 private placement offering (see Issuance of Common Stock above), its January 2004 debt offering (see Borrowing below) and its March 15, 2004 private placement offering (see Issuance of Common Stock above). The table below summarizes all outstanding warrants obligations of the Company as of March 31, 2004:

     The warrants outstanding as of March 31, 2004 are as follows:

                                         Number
                                           of          Exercise
                                         Shares         Price        Expires
                                       ----------      --------      -------

Outstanding at September 30, 2001       1,500,000      $   0.12        1/02
Exercised                                 770,500
Expired                                   729,500
New Issues                                412,201      $   1.67        5/04
                                       ----------
Outstanding at September 30, 2002         412,201

New Issues                              4,800,000      $   0.30       12/04
                                          200,000      $   0.50       12/04
                                        1,000,000      $   0.35        6/06
                                        1,000,000      $   0.50        6/06
                                       ----------
Outstanding at September 30, 2003       7,412,201

New Issues                                275,000      $   0.50        6/06
                                          275,000      $   0.75        6/06
                                          640,000      $   0.13        1/07
                                          500,000      $   0.10        3/11
                                        4,414,739      $   0.11        4/09
                                       ----------

Outstanding at March 31, 2004          13,516,940
                                       ----------


4.   NET LOSS PER SHARE

     Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in dollars except shares):

                                                      Six months ended
                                                          March 31
                                               ----------------------------
                                                   2004             2003
                                               -----------      -----------
Basic net income (loss) per common share:

Net income (loss)                              $ (418,190)      $  (358,670)
                                               ==========       ===========
Basic per share amount                         $    (0.01)      $     (0.01)
                                               ==========       ===========


5.   BORROWINGS

     On June 11, 2003, the Company issued a three-year interest free convertible note to its then-Director Mr. Lou Ross of $43,250, with no payments required of the Company until the end of the three-year period, for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Currently this note represents the only long-term debt of the Company. Mr. Ross retired from the Company's board in September 30, 2003.

     In January of 2004, the Company entered into a financing program with a U.S. investment fund entity that wants to remain confidential. The terms of this program include a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 620,000 warrants good for three years to purchase the Company's restricted stock, at $0.13 during the first and second year of the warrant's lifetime, and $0.15 during the third and final year of the warrant's lifetime. These warrants include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next three years. The principle of the Note is optionally convertible to the Company's restricted stock at any time during the first six months of the Note at 90% of the then-current market value of the Company's common stock. In the event of failure to repay the Note in July 2004, the Note would be extended another six months, and the effective interest rate would be increased to 15%, and a second group of approximately 620,000 warrants priced at 50% of the average trading price of the Company's stock would be made effective, and the Company would be required to file a registration statement for the securities underlying these warrants within 90 days. An officer of the Company provided personal collateral to support this Note, which would be forfeited in the event of non-payment of the Note. This $160,000 Note was paid in full in May of 2004 (See Subsequent Events below).

     During March 2004, an Officer of the Company raised approximately $36,000 using his personal credit from a group of shareholders in consideration of short-term personal promissory notes to assist the Company with very short-term cash requirements. The notes carried effective annual interest rates of less than 10%, plus minor processing fees. These notes were subsequently repaid in full in April 2004 (See Subsequent Events below).

6.   SUBSEQUENT EVENTS

     On April 8, 2004, the Company executed an initial closing of a private placement equity offering ("Offering") of units that commenced on March 15, 2004, with aggregate gross proceeds of approximately $1.1 million. As of April 8, 2004, this offering raised a gross amount of approximately $1,136,769 in cash in consideration for the issuance of 10,334,265 shares of restricted common stock and 7,750,700 warrants to purchase common stock at an exercise price of $0.11 per share. Each Unit in the Offering consists of one share of the Company's common stock and a warrant to purchase 0.75 shares of the Company's common stock. These warrants carried a strike price of $0.11 per share, and a term of five years, and contain certain registration rights in the event that the Company files a registration statement to register shares of its stock. As of April 8, 2004 the cash proceeds to the Company, net of expenses to date, totaled $972,864. No underwriters were involved in connection with this offering, but a placement agent was used. The Company intends to use part of the proceeds of the private placement to finance the continued development and marketing of its WiFi and RFID related Location Tools(TM) products. In addition, the Company plans to use part of the proceeds for expanded marketing and sales efforts, for further commercialization of the Company's other Location Tools(TM) product line, and for other corporate purposes. The Units were sold to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the "Act") and applicable state exemptions from registration. The securities offered have not been registered under the Act and they may not be offered or sold in the United States or any state in the absence of an effective registration statement or an applicable exemption from registration requirements.

     On April 13, 2004, the Company paid $36,000 to retire promissory notes plus interest associated with short-term bridge financing from an Officer of the Company and several shareholders, originally issued in March of 2004. (See Liquidity and Capital Resources below).

     In May 2004, the Company paid off the six-month note for $160,000 entered into in January 2004 (See Liquidity and Capital Resources below).

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

THREE AND SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2003

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

     The Company remained focused on primarily semiconductor development from 1996 to approximately February of 2002. In February of 2002, we began to focus specifically on applications of electronic devices in the location services market. We also began to decrease our focus on semiconductor intellectual property, due primarily to difficult market conditions in the semiconductor area. We plan to continue our focus on wireless location devices for the foreseeable future. Much of our efforts since February 2002 have been devoted to licensing and developing technologies related to location services. We expect to continue product development in 2004, and to develop new sales channels and new customers for our location services products. The Company's embedded systems Location Tools(TM) strategy began to yield small amounts of revenue late in the fiscal year ended September 30, 2002. This small revenue stream increased to $63,579 for the fiscal year ended September 30, 2003. Revenues increased roughly seven fold to $38,230 in the quarter ended December 31, 2003, compared to $5,455 for the quarter ending December 31, 2002, and were $36,308 for the quarter ended March 31, 2004, compared to $13,093 for the quarter ended March 31, 2003. Revenues for the six months ended March 31, 2004 were $74,538 compared to $18,548 for the six months ended March 31, 2003.

     As of March 31, 2004, the Company's cash and cash equivalents totaled approximately $549,439 and total current assets were approximately $677,238.

During the first week in January 2004, the Company secured a net loan of approximately $130,000 to assist with short-term cash requirements (See Liquidity and Capital Resources below). On March 15, 2004, the Company commenced a private offering of restricted common stock of units through a placement agent. During the quarter ended March 31, 2004, the Company raised approximately $534,691 after costs. NSC has recently initiated product-marketing efforts after several years of research and development and has negative operational cash flow and has never been profitable. The Company has long-term debt of $43,250 as of March 31, 2004. Total liabilities at March 31, 2004 were $844,367. This increase is attributable in part, to the increase of approximately $81,000 in accounts payable due partially to the build up of inventory, an increase of $191,000 in notes payable (For an explanation see Liquidity and Capital Resources below), and a decrease of $124,000 in accrued expenses due in part from the reduction of $70,000 in the stock retainage program (See Issuance and Common Stock above), the reversal of $30,000 of an accrual made in early 2001 which has been unclaimed and a reduction of approximately $19,000 of accrued vacation pay. The adjustment to the vacation pay accrual was made following a review of the Company policy on vacation pay.

     Total operating expenses for the six months ended March 31, 2004 increased by approximately $55,951 to approximately $426,256 from $370,305 in the comparable period ended March 31, 2003. Salaries and benefits increased primarily due to the hiring of two full time engineers just before the end of the last fiscal year. Stock compensation decreased by $81,687 during the first six months of fiscal year 2004 almost offsetting the increase of $89,149 in all other costs and expenses during the same period.

     Research and development costs decreased from approximately $21,177 for the six months ended March 31, 2003 to approximately $9,398 for the six months ended March 31, 2004. This trend is expected to reverse during the second half of fiscal year 2004, as research funding is planned to increase in the near term. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. This has included increased attendance at trade shows, Internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. The Company marketed some of its products in December 2003 on cable television's Home Shopping Network and in March 2004 on the QVC cable television shopping channel. The Company has also spent and plans to continue to spend resources on the development of strategic partnerships with other technology firms to assist it in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

     The Company expects to continue to increase its focus on sales and marketing of its Location Tools (TM) products for the foreseeable future. As a result of this effort, and the revenues that have begun to be generated by this effort already, it is possible that the Company may emerge from its development stage status at sometime during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, our liquidity included cash and cash equivalents of $549,349 compared to $17,903 at September 30, 2003. Our total cash used in operating activities from developmental stage inception in 1998 through March 31, 2004 was $7,235,652. We have an accumulated deficit of $22,176,090 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, though the sale of our products. We expect our ability to finance operations through sales to improve during the course of this fiscal year.

     In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. In the quarter ended March 31, 2004 the Company raised approximately $30,000 from this offering in cash and issued 300,000 shares of restricted common stock and granted 150,000 warrants to purchase common stock at exercise prices ranging from $0.50 to $0.75 per share. This private offering was closed on March 12, 2004. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, and Rule 506 of Regulation D.

     In January of 2004, the Company entered into a financing program with a U.S. investment fund entity that wants to remain confidential. The terms of this program include a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 620,000 warrants good for three years to purchase the Company's restricted stock, at $0.13 during the first and second year of the warrant's lifetime, and $0.15 during the third and final year of the warrant's lifetime. These warrants include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next three years. The principle of the Note is optionally convertible to the Company's restricted stock at any time during the first six months of the Note at 90% of the then-current market value of the Company's common stock. In the event of failure to repay the Note in July 2004, the Note would be extended another six months, and the effective interest rate would be increased to 15%, and a second group of approximately 620,000 warrants priced at 50% of the average trading price of the Company's stock would be made effective, and the Company would be required to file a registration statement for the securities underlying these warrants with 90 days. An officer of the Company provided personal collateral to support this Note, which would be forfeited in the event of non-payment of the Note. This $160,000 Note was repaid in full in May of 2004 (See Subsequent Events above).

     During March 2004, an Officer of the Company raised approximately $36,000 using his personal credit from a group of shareholders in consideration of short-term personal promissory notes to assist the Company with very short-term cash requirements. The notes carried effective annual interest rates of less than 10%, plus minor processing fees. These notes were subsequently repaid in full in April 2004 (See Subsequent Events above).

     On March 15, 2004, the Company commenced a private offering of restricted common stock units through a placement agent. During the quarter ended March 31, 2004, the Company raised approximately $534,691 after costs (gross $647,495) in cash and issued 5,886,318 shares of restricted common stock and granted 4,414,739 warrants to purchase common stock at an exercise price of $0.11 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D. Additional funds have been raised as part of this private offering in April of 2004, for a gross amount as of the date of this report of $1,136,769 (See Subsequent Events above).

     We believe that our current cash position as of March 31, 2004, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts (See Subsequent Events above), product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

     Cash used in operations was approximately $284,155 for the six months ended March 31, 2004 compared with approximately $336,322 for the six months ended March 31, 2003. The decrease in cash used in operations resulted from salary deferrals, and reductions in other operating expense related areas. Additionally, management has sought to reduce cash uses wherever possible. We are continuing efforts to lower our consumption of cash through expense reduction and through increases in product sales.

     OTHER SUBSEQUENT EVENTS

     In order to advance the company's product development time line and sales requirements, in April 2004 the Company added several new personnel as permanent employees and also as contractors in the area of sales and marketing, as well as in product engineering and development.

     In March 2004, the Company learned that it was listed on the Berlin Stock Exchange, even though the Company's officers or directors never applied for such a listing. The Company's board does not believe this un-solicited listing on the Berlin Stock Exchange is in the current best interest of its shareholders, and directed its corporate counsel in May 2004 to request a removal of this listing until such a time as it can be demonstrated to the Company Board's satisfaction that such a listing is in the best interest of the Company's current and prospective shareholders. The Company advises investors looking to purchase shares of National Scientific Corporation to consider only purchasing their shares for the foreseeable future from the NASDAQ Over The Counter Bulletin Board under the trading symbol NSCT. The Company has further indicated it may take action to evaluate steps that would require all brokers to request physical delivery of certificates to legitimize the exchange of shares on all future trades.

     In May 2004, the Company announced plans to ship a new version of its WiFi tracker tag device, version 1.2, before the end of the 2nd calendar quarter of 2004. This tag is intended to provide enhanced compatibility with upcoming future planned releases of Ekahau software, as well as to offer early NSC tag customers substantial benefits in size and battery life over the 1.1 level NSC WiFi tag. The Company also announced in May 2004 that it had reached agreements with its marketing partners KMH Products and Verify Systems, to the effect that the Company would take a much more active and direct leadership role in the sales and marketing of the Company's products with those partners.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the six months ended March 31, 2004, 47,646 restricted common shares were issued for services at an average market price of $0.14. During the same period 33,000 shares were issued for board services at an average market price of $0.155.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             Exhibit
             Number      Description
             -------     -----------

               31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NATIONAL SCIENTIFIC CORPORATION



Date:  May 13, 2004              By: /s/ Michael A. Grollman
                                     -------------------------------------------
                                     Director, Chairman, Chief Executive
                                     Officer, and Acting Chief Financial Officer


                                 By: /s/ Graham L. Clark
                                     -------------------------------------------
                                     Director, President, and Secretary


                                 By: /s/ Gregory Szabo
                                     -------------------------------------------
                                     Director