Form 10QSB
period 2004-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2004-08-16
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-QSB
______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

000-28745
(Commission File No.)
______________

NATIONAL SCIENTIFIC CORPORATION
(Name of Small Business Issuer in its Charter)
______________

Texas	86-0837077
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

14455 N. Hayden, Suite 202
Scottsdale, AZ	85260-6947
(Address of Principal Executive Offices)	(Zip Code)

 (480) 948-8324
(Issuers Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

There were 84,335,669 shares of Common Stock, par value $.01 per share, outstanding at August 12, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes ☐   No ☒

NATIONAL SCIENTIFIC CORPORATION

FORM 10-QSB

Page

Part I - Financial Information

Item 1 – Financial Statements (unaudited)	3
Unaudited Condensed Balance Sheets – June 30, 2004 and September 30, 2003	3
Unaudited Condensed Statements of Operations - Three and Nine Months ended June 30, 2004, 2003 and Cumulative from October 1, 1997 (Inception) through June 30, 2004	4
Unaudited Condensed Statements of Cash Flows - Nine Months ended June 30, 2004, 2003 and Cumulative from October 1, 1997 (Inception) through June 30, 2004	5
Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit) – Nine Months Ended June 30, 2004	6
Notes to Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 – Controls and Procedures	18

Part II – Other Information

Item 1 – Legal Proceedings	19
Item 2 – Changes in Securities and Use of Proceeds	19
Item 3 – Defaults Upon Senior Securities	19
Item 4 – Submission of Matters to a Vote of Security Holders	19
Item 5 – Other Information	19
Item 6 – Exhibits and Reports on Form 8-K	20
Signatures	21

Exhibit 14 – Code of Ethics
Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Balance Sheets
June 30, 2004 and September 30, 2003

	June 30,	September 30,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$424,113	$17,903
Trade receivables, net of reserve of $28,169 at June 30, 2004 and $8,169 at September 30, 2003	15,000	28,200
Inventory	65,224	9,700
Other assets	2,897	16,926

Total current assets	507,234	72,729

Property and equipment, net	24,366	32,081
Deposits	5,031	5,031

	$536,631	$109,841

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$154,165	$185,725
Accrued expenses	336,555	457,695
Deposits	–	20,000
Notes payable	2,500	10,000

Total current liabilities	493,220	673,420

Notes payable, net of current portion	43,250	43,250

Total Liabilities	536,470	716,670

Commitments and contingencies	–	–

Shareholders’ equity (deficit):
Preferred stock, par value $.10; 4,000,000 shares authorized, and no shares issued or outstanding	–	–
Common stock, par value $.01; 120,000,000 shares authorized, and shares issued 84,335,669 and 70,633,819 outstanding at June 30, 2004 and September 30, 2003 respectively	843,357	706,338
Additional paid-in capital	21,632,654	20,444,733
Accumulated deficit	(22,475,850)	(21,757,900)

Total shareholders’ equity (defecit)	161	(606,829)

	$536,631	$109,841

The accompanying notes are an integral part of these financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2004, 2003 and Development Stage

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Development
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	Stage

Revenues	$4,031	$16,047	$78,569	$34,595	$1,027,777
Cost of Sales	2,719	9,118	58,717	13,908	956,204

Gross profit	1,312	6,929	19,852	20,687	71,573

Costs and expenses
Salaries and benefits	183,290	118,661	440,685	298,037	2,617,481
Research and development	8,652	34,918	18,050	56,695	3,731,185
Stock compensation	22,178	82,082	50,471	192,062	3,131,165
Consulting fees, related party	–	2,650	–	17,650	8,175,973
Other	78,774	42,735	209,944	86,907	2,617,247

Total costs and expenses	292,894	281,046	719,150	651,351	20,273,051

Loss from operations	(291,582)	(274,117)	(699,298)	(630,664)	(20,201,478)

Other income (expense)
Interest and other income	–	–	–	–	178,972
Interest expense	(8,178)	1,073	(18,652)	(1,050)	(58,664)

	(8,178)	1,073	(18,652)	(1,050)	120,308

Loss before income taxes	(299,760)	(273,044)	(717,950)	(631,714)	(20,081,170)
Income tax expense	–	–	–	–	–

Net loss	$(299,760)	$(273,044)	$(717,950)	$(631,714)	$(20,081,170)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	83,921,036	66,936,328	76,149,638	60,406,542

The accompanying notes are an integral part of these financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2004, 2003 and Development Stage

			Development
	2004	2003	Stage

Cash flows from operating activities:
Net loss	$(717,950)	$(631,714)	$(20,081,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash transactions
Depreciation	9,789	9,694	74,985
Loss on disposal of assets	–	–	30,960
Impairment loss on equipment	–	–	64,187
Stock and options issued for services, net	50,471	273,775	11,633,183
Decrease (increase) in inventory	(55,524)	4,643	(65,224)
Deferred offering costs	–	–	(85,171)
Decrease (increase) in receivables	13,200	–	116,631
Decrease (increase) in other assets	14,029	(73,762)	1,012
Increase in accounts payable and accrued expenses	67,050	(54,601)	740,176

Net cash (used in) operating activities	(618,935)	(471,965)	(7,570,431)

Cash flows from investing activities:
Acquisition of property and equipment	(2,074)	–	(155,766)
Repayment of loans	–	–	200,000
Proceeds from the sale of furniture and equipment	–	–	6,050
Loans issued	–	–	(400,000)

Net cash (used in) investing activities	(2,074)	–	(349,716)

Cash flows from financing activities:
Increase in notes payable	–	20,710	–
Draws on the line of credit	–	–	430,000
Loan from (to) officer	–	–	65,079
Repayment of notes payable	(7,500)	(40,039)	(117,500)
Repayment of line of credit	–	–	(430,000)
Repayment of capital lease obligations	–	–	(1,819)
Proceeds from the exercise of options	9,675	29,058	208,265
Proceeds from the exercise of warrants	–	–	92,460
Proceeds from equity line of credit	–	–	414,824
Proceeds from the issuance of preferred stock	–	–	482,500
Deposits for private placement	(20,000)	10,000	–
Proceeds from issuance of common stock	1,045,044	470,000	7,196,833

Net cash provided by financing activities	1,027,219	489,729	8,340,642

Net (decrease) increase in cash and cash equivalents	406,210	17,764	420,495
Cash and cash equivalents, beginning of period	17,903	1,405	3,618

Cash and cash equivalents, end of period	$424,113	$19,169	$424,113

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$10,493	$1,050	35,967

Cash paid for income taxes	$–	$–	$50

The accompanying notes are an integral part of these financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
For the Nine Months Ended June 30, 2004

	Common Stock		Preferred Stock

					Additional
	Number of	Par	Number of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2003	70,633,819	$706,338	–	$–	$20,444,733	$(21,757,900)	$(606,829)

Exercise of options	107,500	1,075	–	–	16,985	–	18,060

Stock issued for services
Price per share ranged
$0.14	47,646	476	–	–	5,527	–	6,003
$0.155	33,000	330	–	–	4,274	–	4,604
$0.150	55,186	552	–	–	7,726	–	8,278
$0.160	24,252	243	–	–	3,249	–	3,492

Common stock options granted	–	–	–	–	19,709	–	19,709

Debt equity swap	1,500,000	15,000	–	–	135,000	–	150,000

Private placement of common stock
Shares issued for:
$0.10	1,100,000	11,000	–	–	99,000	–	110,000
$0.11	10,334,266	103,343	–	–	831,701	–	935,044

Stock retainage program	500,000	5,000	–	–	64,750	–	69,750

Net loss	–	–	–	–	–	(717,950)	(717,950)

Balance, June 30, 2004	84,335,669	$843,357	–	$–	$21,632,654	$(22,475,850)	$161

The accompanying notes are an integral part of these financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by National Scientific Corporation (“NSC” or the “Company” or “We”), without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003, and the Company’s quarterly report on Form 10-QSB for the fiscal periods ended December 31, 2003 and March 31, 2004.

2.   Issuance of Common Stock

During the three months ended June 30, 2004, 55,186 shares of common stock were issued for services at an average market price per share price of $0.15 and 24,252 shares of common stock were issued for board services at an average market price per share of $0.16.

On March 15, 2004, the Company commenced a private placement of units consisting of its common stock and warrants to purchase its common stock. On June 14, 2004, the Company completed this private placement. Each investor received the Company’s common stock and a five-year warrant to purchase three quarters of a share of common stock for each share purchased. The Company issued 10,334,266 shares of its common stock and warrants to purchase an aggregate of 7,750,700 shares of common stock. After deducting commissions and other expenses relating to the private placement, the Company received aggregate net proceeds of approximately $972,864. Additional disbursements by the Company related to the private placement further reduced the net proceeds to $935,044. The Company also issued seven-year warrants to purchase an aggregate of 2,308,497 shares of its common stock at a price of $0.10 per share to the placement agent.

3.   Stock Options and Warrants

The Company from time to time issues stock options for the purchase of common stock to directors, officers, employees and consultants. The Company adopted a qualified stock option plan for its executives, consultants, and employees in December 2000.

During the three months ended June 30, 2004, 20,000 non-qualified stock options were granted under the 2000 Stock Option Plan at an average exercise price of $0.16, and 150,000 non-qualified stock options were granted under the same plan at an average exercise price of $0.125. Also during the same period 107,500 non-qualified stock options were exercised at $0.09 per share.

The Company adopted Financial Accounting Standards Board APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of grant. As no options were granted to employees, there was no compensation recognized for the fiscal quarter ended June 30, 2004. Under the terms of the Company's stock options granted to certain directors, officers, employees and consultants, the Board of Directors, at its sole discretion, will determine when certain options granted shall be fully vested and exercisable. On June 30, 2004, 3,307,257 outstanding stock options were vested, and fully exercisable, and 5,000 were not vested.

In accordance with The Statement of Financial Accounting Standards (SFAS) 148, Accounting for Stock-Based Compensation, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 0%, risk-free interest rate of 5%, and expected option life of ten years. Expected volatility was assumed to be 50% as of the date of issue.

	Number of	Weighted Average
	Shares	Exercise Price

Options Outstanding, September 30, 2003	3,329,757	$0.90
Add: Granted	340,000	0.14
Deduct: Exercised	(107,500)	(0.09)
Deduct: Forfeited	(250,000)	(0.15)

Options Outstanding, June 30, 2004	3,312,257	$0.91

      Had the Company fully adopted SFAS 148, the Company’s net income and earnings per share would approximate the following pro forma amounts:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net (loss) income:
As reported	$(299,760)	$(273,044)	$(717,950)	$(631,714)
Pro forma	(299,760)	(273,044)	(717,950)	(643,050)

Basic (loss) earnings per share
As reported	$–	$–	$(0.01)	$(0.01)
Pro forma	–	–	(0.01)	(0.01)

During the three months ended June 30, 2004, the Company issued warrants in conjunction with its March 15, 2004 private placement offering (see Issuance of Common Stock above). The table below summarizes all outstanding warrants obligations of the Company as of June 30, 2004:

       The warrants outstanding as of June 30, 2004 were as follows:

	Number
	of	Exercise
	Shares	Price	Expires

Outstanding at September 30, 2001	1,500,000	$0.12	1/02
Exercised	(770,500)
Expired	(729,500)
New Issues	412,201	$1.67	5/04

Outstanding at September 30, 2002	412,201
New Issues	4,800,000	$0.30	12/04
	200,000	$0.50	12/04
	1,000,000	$0.35	6/06
	1,000,000	$0.50	6/06

Outstanding at September 30, 2003	7,412,201
Expired	(412,201)
New Issues	275,000	$0.50	6/06
	275,000	$0.75	6/06
	640,000	$0.13	1/07
	500,000	$0.10	3/11
	4,414,739	$0.11	4/09
	3,335,961	$0.11	4/09
	1,808,497	$0.10	4/11

Outstanding at June 30, 2004	18,249,197

4.    Net Loss Per Share

Net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. The following is a summary of the computation of net loss per common share (amounts in dollars except shares):

	Nine months ended June 30

	2004	2003

Basic net income (loss) per common share:
Net income (loss)	$(717,950)	$(631,714)

Basic per share amount	$(0.01)	$(0.01)

5.    Borrowings

       On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Mr. Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Currently this note represents the only long-term debt of the Company. Mr. Ross retired from the Company’s board on September 30, 2003.\

In January of 2004, the Company entered into a financing program with a U.S. investment fund entity that wants to remain confidential, as described in our previous recent quarterly filings. The terms of this program included a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 640,000 warrants good for three years to purchase the Company’s restricted stock, at $0.13 during the first and second year of the warrant’s lifetime, and $0.15 during the third and final year of the warrant’s lifetime. These warrants include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next three years. This $160,000 Note was repaid in full on May 10, 2004.

During March 2004, an Officer of the Company raised approximately $36,000 using his personal credit from a group of shareholders in consideration of short-term personal promissory notes to assist the Company with very short-term cash requirements. The notes carried effective annual interest rates of less than 10%, plus minor processing fees. These notes were subsequently repaid in full on April 13, 2004.

On March 15, 2004, the Company commenced a private offering of restricted common stock units through a placement agent. The offer consisted of one share of common stock and a warrant to purchase three quarters of a share of common stock. On June 14, 2004, we completed this private placement with aggregate gross proceeds of approximately $1.1 million and issued 10,334,266 shares of restricted common stock and warrants to purchase 7,750,700 shares of our common stock at an exercise price of $0.11 per share. The warrants have a term of five years, and include certain registration rights. After deducting commissions and other expenses relating to the private placement, we received aggregate net proceeds of approximately $972,864. Additional disbursements by the Company related to the private placement further reduced the net proceeds to $935,044. The Company intends to use part of the proceeds of the private placement to finance the continued development and marketing of Wi-Fi and RFID related Location Tools™ products. In addition, we plan to use part of the proceeds for expanded marketing and sales efforts, for further commercialization of our other Location Tools™ product line, and for other corporate purposes. The Units were sold to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) and applicable state exemptions from registration. The securities offered have not been registered under the Act and they may not be offered or sold in the United States or any state in the absence of an effective registration statement or an applicable exemption from registration requirements. On June 24, 2004, we filed a Form SB-2 with the Securities and Exchange Commission related in connection with this private placement (See Subsequent Events below).

6.    Subsequent Events

On June 24, 2004, we filed a Form SB-2 with the Securities and Exchange Commission in conjunction with our March 15, 2004, private offering of restricted common stock units. This Registration was declared effective by the Securities and Exchange Commission on July 7, 2004. We filed a prospectus related to this registration statement on July 12, 2004. Copies of these filings can be found at www.sec.gov, or by requesting them in writing from the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as “should be,” “will be,” “believes,” “expects,” “anticipates,” “plans,” “intends,” “may” and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report.

Three and Nine Months Ended June 30, 2004 Compared to Three and Nine Months Ended June 30, 2003

National Scientific Corporation is focused on the research and development of devices and designs that are intended to enhance the performance of various products commonly used in the semiconductor and electronics industries in general, and in location services devices in particular. We primarily design products that we believe will have a broad application and acceptance in the commercial electronic component marketplace. We currently hold U.S. Patents on eight devices and designs. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor and electronics industries when appropriate funding is available.

The Company remained focused on primarily semiconductor development from 1996 to approximately February of 2002. In February of 2002, we began to focus specifically on applications of electronic devices in the location services market. We also began to decrease our focus on semiconductor intellectual property, due primarily to difficult market conditions in the semiconductor area. We plan to continue our focus on wireless location devices for the foreseeable future. Much of our efforts since February 2002 have been devoted to licensing and developing technologies related to location services. We expect to continue product development in 2004, and to develop new sales channels and new customers for our location services products. The Company’s embedded systems Location Tools™ strategy began to yield small amounts of revenue late in the fiscal year ended September 30, 2002. This small revenue stream increased to $63,579 for the fiscal year ended September 30, 2003.

Revenues increased roughly seven fold to $38,230 in the quarter ended December 31, 2003, compared to $5,455 for the quarter ending December 31, 2002, and were $36,308 for the quarter ended March 31, 2004, compared to $13,093 for the quarter ended March 31, 2003. During the quarter ended June 30, 2004 revenues dropped to $4,031 compared to $16,047 for the quarter ended June 30, 2003. Revenues for the nine months ended June 30, 2004 were $78,569 compared to $34,595 for the nine months ended June 30, 2003. This increase in revenue for the nine-month period ending June 30, 2004 over the comparable nine-month period of the previous fiscal year was related to sales of the Company’s Gotcha!® products. The decrease in sales in the three-month period ending June 30, 2004 compared to the prior quarter was related to decreased shipments and sales of Gotcha!® from the Company to its primary distributor, Futurecom Global, and potentially due to seasonal variations on the sell through of this product, which the Company believes may be more popular as a gift item during the winter holiday period.

As of June 30, 2004, the Company’s cash and cash equivalents totaled approximately $424,113 and total current assets were approximately $507,234. During the first week in January 2004, the Company secured a net loan of approximately $130,000 to assist with short-term cash requirements. This loan was repaid in full in May of 2004 (See Liquidity and Capital Resources below). On March 15, 2004, the Company commenced a private offering of restricted common stock of units through a placement agent. Cash proceeds to the Company totaled approximately $972,864 after costs. However, additional disbursements by the Company related to the private placement reduced the net proceeds to $935,044. NSC has recently initiated product-marketing efforts after several years of research and development and has negative operational cash flow and has never been profitable. The Company has long-term debt of $43,250 as of June 30, 2004. Total liabilities at June 30, 2004 were $536,470.

      Total operating expenses for the nine months ended June 30, 2004 increased to approximately $719,150 from $651,351 in the comparable period ended June 30, 2003. In order to advance the company’s product development timeline and sales requirements, in April 2004 the Company added several new personnel as permanent employees and also as contractors in the area of sales and marketing, as well as in product engineering and development.

Salaries and benefits increased from approximately $298,037 for the nine months ended June 30, 2003 to approximately $440,685 for the nine months ended June 30, 2004.

Stock compensation decreased to approximately $50,471 during the first nine months of fiscal year 2004 compared to $192,062 during the first nine months of fiscal year 2003. The most significant factor in the decrease is a result of a reduction in Director’s compensation.

       Research and development costs decreased from approximately $56,695 for the nine months ended June 30, 2003 to approximately $18,050 for the nine months ended June 30, 2004. This trend which started in the first three quarters of fiscal year 2004 is expected to reverse during the last quarter of the fiscal year, as research funding increases in the near term. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. This has included increased attendance at trade shows, radio advertising, Internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. The Company marketed some of its products in December 2003 and again in February 2004 on cable television’s Home Shopping Network and in April 2004 on the QVC cable television shopping channel. The Company has also spent and plans to continue to spend resources on the development of strategic partnerships with other technology firms to assist it in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Other costs and expenses increased to approximately $209,944 during the first nine months of fiscal year 2004 compared to $86,907 during the first nine months of fiscal year 2003. The 2003 total was reduced by one time event of approximately $150,000 after the Company came to a definitive settlement agreement with a service firm resulting in the elimination of approximately $150,000 of short-term liability previously owed by the company (See Form 10-QSB for the period ended March 31, 2003).

The Company expects to continue to increase its focus on sales and marketing of its Location Tools™ products for the foreseeable future. This includes significantly increased attendance at trade shows and other product marketing events during the most recent quarters, as well as recent additional investment in product promotion through new outreach programs with the trade press, using new outside public relations resources. Partly as a result of these efforts and others, revenues have begun to be generated from operations. It is thus possible that the Company may emerge from its development stage status at sometime during the coming year.

Liquidity and Capital Resources

At June 30, 2004, our liquidity included cash and cash equivalents of $424,113 compared to $17,903 at September 30, 2003. Our total cash used in operating activities from developmental stage inception in 1998 through June 30, 2004 was $7,570,431. We have an accumulated deficit of $22,475,850 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, though the sale of our products.

In January of 2004, the Company entered into a financing program with a U.S. investment fund entity that wants to remain confidential. The terms of this program include a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 640,000 warrants good for three years to purchase the Company’s restricted stock, at $0.13 during the first and second year of the warrant’s lifetime, and $0.15 during the third and final year of the warrant’s lifetime. These warrants include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next three years. This $160,000 Note was repaid in full in May of 2004.

During March 2004, an Officer of the Company raised approximately $36,000 using his personal credit from a group of shareholders in consideration of short-term personal promissory notes to assist the Company with very short-term cash requirements. The notes carried effective annual interest rates of less than 10%, plus minor processing fees. These notes were subsequently repaid in full in April 2004.

On March 15, 2004, the Company commenced a private offering of restricted common stock units through a placement agent. The offer consisted of one share of common stock and a warrant to purchase three quarters of a share of common stock. On June 14, 2004, we completed this private placement with aggregate gross proceeds of approximately $1.1 million and issued 10,334,266 shares of restricted common stock and warrants to purchase 7,750,700 shares of our common stock at an exercise price of $0.11 per share. The warrants have a term of five years, and include certain registration rights. After deducting commissions and other expenses relating to the private placement, we received aggregate net proceeds of approximately $972,864. Additional disbursements by the Company related to the private placement further reduced the net proceeds to $935,044. The Company intends to use part of the proceeds of the private placement to finance the continued development and marketing of Wi-Fi and RFID related Location Tools™ products. In addition, we plan to use part of the proceeds for expanded marketing and sales efforts, for further commercialization of our other Location Tools™ product line, and for other corporate purposes. The Units were sold to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) and applicable state exemptions from registration. The securities offered have not been registered under the Act and they may not be offered or sold in the United States or any state in the absence of an effective registration statement or an applicable exemption from registration requirements. On June 24, 2004, we filed a Form SB-2 with the Securities and Exchange Commission related in connection with this private placement.

We believe that our current cash position as of June 30, 2004, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Cash used in operations was approximately $618,935 for the nine months ended June 30, 2004 compared with approximately $471,965 for the nine months ended June 30, 2003. The increase in cash used in operations resulted from fewer salary deferrals, the addition of several new permanent employees and contractors to support the Company’s drive, in the area of sales, marketing, product engineering and development, to take its technology expertise and products to market.

Other Results of Operations

In March 2004, the Company learned that its common stock was listed on the Berlin Stock Exchange, even though the Company's officers or directors never applied for such a listing. The Company’s board does not believe this unsolicited listing on the Berlin Stock Exchange is in the current best interest of its shareholders, and directed its corporate counsel in May 2004 to request a removal of this listing until such a time as it can be demonstrated to the Company Board’s satisfaction that such a listing is in the best interest of the Company’s current and prospective shareholders. The Company advises investors looking to purchase shares of National Scientific Corporation to consider only purchasing their shares for the foreseeable future from the NASDAQ Over The Counter Bulletin Board under the trading symbol NSCT. The Company has further indicated it may take action to evaluate steps that would require all brokers to request physical delivery of certificates to legitimize the exchange of shares on all future trades.

The Company also announced in May 2004 that it had reached agreements with its marketing partners KMH Products and Verify Systems, to the effect that the Company would take a much more active and direct leadership role in the sales and marketing of the Company’s products with those partners. In April of 2004 the Company executed an agreement with KMH Products to allow the Company to take a direct role in the marketing of its Gotcha!® product via the KMH product website. In May 2004, the Company agreed to license the marketing materials and software tools of Verify Systems and assume the primary sales effort for these products ourselves. The material terms of this agreement require that Verify Systems give us an unlimited and indefinite license to use their software products, in exchange for a cash payment of $6,000 and a royalty of 5% of sales of their software products over the next two years.

On May 11, 2004 we shipped our version 1.1 Wi-Fi tag, called Wi-Fi Tracker™, to NASA (National Aeronautics and Space Administration), per their request, for evaluation with several other technologies for possible use on the International Space Station and other future space exploration vehicles. On June 30, 2004, the Company shipped its version 1.2 Wi-Fi tag to an additional development partner, Ekahau.

In June 2004 we announced a new Wi-Fi enabled version of our IBUS™ school bus passenger authentication system, which tracks the location of buses and logs students boarding or disembarking from the bus. This latest product offering allows school districts to more effectively track and identify school bus passengers.

Also in June 2004 we were granted the U.S. registered trademark for Gotcha!®, NSC’s child safety monitor product, by the U.S. Patent and Trademark Office.

Other Subsequent Events

On June 24, 2004, we filed a Form SB-2 with the Securities and Exchange Commission in conjunction with our March 15, 2004, private offering of restricted common stock units. This Registration was declared effective by the Securities and Exchange Commission on July 7, 2004. We filed a prospectus related to this registration statement on July 12, 2004. Copies of these filings can be found at www.sec.gov, or by requesting them in writing from the Company.

On June 30, 2004, the Company shipped the first of its version 1.2 level WiFi tags to a development partner. On August 2, 2004 the Company announced the completion and availability of its version 1.2 Wi-Fi developer tag kits. On August 5, 2004, the Company commenced shipping a limited number of these devices to prospective developers.

In August of 2004, the Company began a program of seeking research funding through federal sources for military and non-military related applications of its wireless locations products.

Item 3.    Controls and Procedures

The Company's Chief Executive Officer and Acting Chief Financial Officer, Michael A. Grollman, and President, Graham L. Clark, after reviewing and evaluating the Company’s disclosure controls and procedures within 90 days prior to the filing of this quarterly report have concluded that the Company’s disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

The Company’s management believes that upon significant future growth in the number of accounting transactions processed, perhaps within the next year, additional review and enhancement of internal controls will be required. Management is planning to assign additional staff resources to assist with support for growth in the internal controls area when the increase in transaction velocity dictates this as a prudent step in order to maintain effective levels of internal control.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceedings pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds.

During the nine months ended June 30, 2004, 102,832 restricted common shares were issued for services at average market prices ranging from $0.14 to $0.15. During the same period 57,252 shares were issued for board services at average market prices ranging from $0.155 to $0.16.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit
Number	Description

14	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

On April 15, 2004, the Company filed a Report on Form 8-K relating to the initial closing on a private placement of units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: August 16, 2004	By:	/s/ Michael A. Grollman

Director, Chairman, Chief Executive Officer, and Acting Chief Financial Officer

By:	/s/ Graham L. Clark

Director, President, and Secretary

By:	/s/ Gregory Szabo

Director

