Form 10KSB
period 2004-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2004-12-29
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB
                                 --------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2004

                                    000 28745
                              (Commission File No.)
                                 --------------

                         NATIONAL SCIENTIFIC CORPORATION
                 (Name of Small Business Issuer in its Charter)
                                 --------------

        Texas                                             86-0837077
(State of Incorporation)                    (I.R.S. Employer Identification No.)

  14505 North Hayden Road, Suite 305
            Scottsdale, AZ                                  85260
(Address of Principal Executive Offices)                 (Zip Code)

                                 (480) 948-8324
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                        PREFERRED STOCK, $0.10 PAR VALUE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the fiscal year ended September 30, 2004: $77,994.

     The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation's ("NSC's") common stock, as of December 27,
2004 was approximately $ 4,693,101 (based on the last sale price of such stock as reported by OTCBB Stock Market). The number of shares outstanding of the registrant's common stock, as of December 27, 2004, was 84,350,657.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

FORWARD LOOKING INFORMATION

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Form 10 KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within NSC's control. These factors include, but are not limited to, economic conditions generally and in the industries in which NSC's future customers participate; competition within NSC's industry, including competition from much larger competitors; technological advances which could render NSC's products less competitive or obsolete; failure by NSC to successfully develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by NSC for use in its products; and delays, reductions, or cancellation of orders that may be placed with NSC. There can be no assurance that NSC will be able to develop its products or markets for its products in the future.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Our business involves the research, development, and sale of devices and designs commonly used in the electronics industry. The majority of our products are electronic location-determining devices. These devices are typically very small portable radios, intended to help establish the physical location of people and objects to which these devices are attached. Some of our location technologies use Global Positioning System (GPS) technology to determine position. We also have other products that use non-GPS technology to establish and then report position. We refer to our location-determining devices as our location tracking products, or as location tools.

     Our primary focus for these location-tracking products is the safety market, related in many cases to the safety of children. Our products and services help our customers keep better track of their children. Our products are also used to keep track of adults, and as well to help keep track of physical assets, such as equipment or vehicles. Our location tracking products are often used in conjunction with software that displays maps, to show where people or things are located. These mapping functions we often sell as a service, to assist us in selling our location tracking products.

     We have focused extensively on developing location tools since early 2002, and our primary business objective is to generate revenue and profit from the sale of our location tracking products and related services. The sale of these products and services resulted in small amounts of revenue late in the fiscal year ended September 30, 2002.

     o    Revenue was $63,579 for the fiscal year ended September 30, 2003;
     o Revenue for the fiscal year ended September 30, 2004 was $77,994, all derived from the sale of location tracking products and services;
     o Net losses were $951,780 for the fiscal year ending September 30, 2004;
     o    Net losses were $952,564 for the fiscal year ended September 30, 2003.

     We also have developed products that are electronic components, some of which are used in radio equipment, and some of which have other applications in the electronics field, such as in the memory systems of personal computers. All of these electronic component products have been issued U.S. patents. We focused extensively on developing these products and patenting them from 1996 through early 2002, with the objective of licensing these products to other electronic companies for their use. This strategy has not generated any revenue to date. In early 2002, our focus shifted away from further development of our electronic component products, but we continue to explore licensing opportunities for our component products from time to time, keeping in mind that our primary objective today is to sell our location tools products.

     We originally incorporated as a Texas corporation in 1953. We changed our name to National Scientific Corporation in 1996 and we began the activities described in this annual report. Our principal executive offices are located at 14505 North Hayden Road, Suite 305, Scottsdale, Arizona 85260 and our telephone number is (480) 948-8324. Our Internet site is www.national-scientific.com.


                                  OUR BUSINESS

LOCATION PRODUCTS

     Most of our customers require tracking of an object, asset, or person, and reporting this information back to a central location. Our location products use different technologies to determine position of the object and report it back to the user, usually determined by whether they are trying to track items outdoors or indoors. Our customers' choice of the type of technology to use is primarily based on their application. Our location tools products therefore fall into two different categories depending upon the type of application the customer requires. These are Outdoor Location Products and Indoor Location Products.

     Our current location technology has not been awarded any patents as of the date of this report, although we have filed for provisional patent protection on one of these products, and have been awarded trademark protection on one other. We use a combination of confidentiality agreements and other trade secret management to protect our trade secrets.

OUTDOOR LOCATION PRODUCTS

     OVERVIEW OF THIS TECHNOLOGY

     We have developed a group of products with the capability to determine location using a technology called Global Positioning System or GPS. These products report the location information or data back to the user through a radio network. The products also contain a small computer to provide the overall control and data processing of the device. In other words, the product can be thought of as having three distinct pieces or systems. These are the data collection system, the data control & processing system, and the data transport system. This design concept is the basis for our outdoor location products.

     DATA COLLECTION SYSTEM

     This system can be thought of as the "eyes and ears" of the product. It is comprised of two further systems. One system determines location of the product, while the other system records specific events that the customer may be interested in such as a door opening in a delivery truck. The location system determines the position of the product using a technology developed by the U.S. Government called the Global Positioning System, or GPS, as it is commonly known. The U.S. Government for limited commercial use first made GPS available in the 1980's. The system consists of approximately 24 satellites that orbit the earth every 12 hours. It is a worldwide navigation support system that allows users of GPS receivers to determine their precise geographic locations to within a few meters. The network of satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system for all users is currently provided free of charge by the U.S. Government.

     GPS works by ranging and triangulating the product's position from a group of satellites. Of the 24 GPS satellites in orbit, a minimum of four is needed to reliably determine the product's three-dimensional position. A GPS receiver measures distance by calculating the amount of time it takes a navigation and time reference radio signal from the satellite to make a one-way trip to the GPS receiver.

     One of the main drawbacks with GPS is that the GPS receiver requires a clear line of sight of the satellites. Therefore GPS receivers generally do not work indoors. Even when the GPS receiver is outdoors, tall buildings, hills, and dense foliage such as trees may also block reception.

     Prior to May 2000, for reasons of national security, the U.S. Department of Defense intentionally degraded GPS signals to civilian users allowing civilian users to only obtain accurate information regarding their geographic locations accurate as to within a radius of about 100 meters. On May 2, 2000, the U.S. Department of Defense eased restrictions on civilian use of GPS technology, allowing civilian users to now calculate their geographical positions to accuracy of 10 meters or better. This change in policy significantly improves the utility of GPS for many applications.

     GPS receivers typically are very compact; it is not necessary to have a large dish antenna to receive GPS signals. Typical information that can be obtained from these GPS signals are latitude, longitude, elevation, speed, direction, date and time.

     The second part of this Data Collection System is customer specific. Many customers have additional types of data that they want to know or want collected relevant to a location. An example of this could be, every time the delivery truck door is open, report its position and time the incident happened. Another example could be to report every incident of when the car traveled faster than 70mph. This data input system can therefore be customized to meet the exact needs of a customer.

     Another kind of data collection technology we use in some of our products is called RFID, which stands for Radio Frequency Identification. RFID devices are small radios that can be used to track information about people or objects. RFID provides a very low cost solution for certain kinds of tracking activities, especially short-range activities, such as those at distances of less than a few hundred feet. RFID devices often are less costly to manufacture than GPS devices, although due to their short range, they may not be as versatile as GPS, which can work at distances of many miles or more.

     DATA CONTROL & PROCESSING SYSTEM

     This system can be thought of as the "brains" of the product. A technical term for this system is an embedded system, meaning one that lives deep inside the overall product. An embedded system is a small special-purpose computer system built into a larger device. The reason we use an embedded system in our products is to keep cost to us low, so our products stay more competitive in price. Simple embedded systems can cost us as little as a few dollars each and use very little power compared to the desktop computers that many people are familiar with, which typically cost much more. On our embedded systems there is typically no disk drive, operating system, keyboard, or screen. Our embedded systems instead communicate with other computers by radio. These other computers typically have a keyboard and screens, and they are used to display our information.

     The programs that we run on these systems are custom designed and built by our own engineers. These programs are called firmware. The firmware controls how the data is collected, what data should be collected and what events should be monitored and reported, what should be ignored and how and when and what data should be sent back to the user. As we mentioned above, the system is relatively easy to customize, and the firmware is also easy to customize as it has been written in a modular fashion that allows changes to one section to be implemented without the need to completely re-write the program. This helps us keep costs down.

     DATA TRANSPORT SYSTEM

     This system can be thought of as the "mouth" of the product. It communicates to the outside world where it is and what has happened. There are many different types of technology that can be used to transport this data back to the user, generally using some kind of wireless technology based on radios. We currently use cellular radios, satellite radios, Wi-Fi(R) radios, and other special purpose radios.

     We use a cellular radio based on GSM cellular technology. GSM, or Global System for Mobile Communications, is a second-generation digital mobile telephone standard. GSM was initially developed as a pan-European collaboration, intended to enable mobile roaming between member countries. As of 2004, there are now one billion GSM customers in the world in 193 different countries, according to a report published in February 2004 by the GSM Association. GSM technology is experiencing rapid growth in the Americas and elsewhere, according to the 3G Americas organization. We believe the use of GSM in our products makes them more attractive to customers on an international basis.

     The cellular radios typically operate in "real time." When an event occurs, the data is immediately transported back to a user at a remote location.

     While cellular coverage and reception is good in urban areas, it is less effective in rural areas and is non-existent in most wilderness areas. Sometimes our products are used in areas where there is poor or no cellular coverage. To overcome this we sometimes use a special radio that communicates with satellites in orbit around the earth. This form of communication has the advantage that our products can be used in very remote areas almost anywhere in the world. The major downside is that these radios are large and expensive and the airtime usage costs can be high. Another problem associated with this technology is that, like GPS, these satellite radios work best when there is a clear line of site to the satellites; as such they may not work well indoors, or under dense foliage or in deep valleys.

     The satellite radios typically operate in "real time." When an event occurs the data is immediately transported back to the user.

     Some of our customers do not want to have the expense of a real time cellular or satellite connection, nor are they interested in having the data in real time. For this we use either a special purpose radio or a Wi-Fi(R) radio.

     The Wi-Fi(R) radio operates in a very similar manner to cordless phones found in many households. These phones typically consist of a base station and handset. Our system is very similar; it consists of a base station unit that receives data from the mobile unit that would be on the asset or vehicle being tracked. The base station is typically attached to a personal computer that takes the raw data from the radio and re-formats it into information that can be displayed by other computers on the Internet. Wi-Fi(R) stands for "Wireless Fidelity" and is a technology in very common use to connect personal computers to other computer networks, including to the Internet.

     The special purpose radios work in a very similar manner to the Wi-Fi(R) radio, except that they can sometimes transmit data over longer distances.

     Wi-Fi(R) radios operate in an unlicensed part of the radio spectrum and as such do not have any special government licensing fees associated with them. Because they operate in a license free spectrum the Federal Communications Commission (FCC) imposes some restrictions on the use of these radios. One major restriction is that the range the radio signal can go is limited to about 300 feet.

     Since most of the time our product will operate well beyond 300 feet from the base station, all the data that is collected is stored within the device for later transmission when the product comes back into that range again. When the vehicle or asset comes back into range of the base station the mobile units automatically download their information. We call this mode of operation "near time." These "near time" products do not incur any special airtime usage charges. As such they can be significantly cheaper to operate than the cellular or satellite equivalents.

     Once the data is transmitted back to the user they can either display the information on our Lobo(TM) mapping software (see below) or on some other computer application.

OUTDOOR LOCATION TOOLS PRODUCTS

     IBUS(TM). IBUS(TM) is a small outdoor location product designed to track school buses, as well as logging the children riding on the school bus. We announced this product in April of 2003. The unit contains a GPS that allows it to determine its current location. The unit also contains an ID card reader or thumbprint scanner. As the child enters the bus they simply swipe their ID card or scan their thumbprint and a record is created of who boarded the bus, and where they boarded the bus. As the bus travels along its route picking up passengers, there is a complete manifest created of who is riding on the bus. At journey's end the children simply swipe their ID cards or scan their thumbprints as they disembark and another log is created. Should there be a difference in the logs, then the driver will be notified that there could be someone left on the bus. Management believes that the near term future of the firm may be closely linked to market interest in future versions of this product.

     This unit is designed to interface with software made by Verify Systems, Inc., that can provide reports to schools on the whereabouts of buses and students. We have only produced small numbers of this product, and have presented informational samples to various school districts, which are evaluating and testing it. We, together with Verify Systems, have run several pilot projects using IBUSTM with school districts in Massachusetts and Arizona. We intend to market this product directly and through other sales channels. We have made very few commercially significant sales of this product as of the date of this report, with total revenues from this area at approximately $10,000 since we introduced the product. However, we believe the sales cycle into school districts can take several years, due to budget cycles, especially for new safety technology, so we are uncertain if these low sales are likely to stay low or to increase in the future. We do believe that there will be seasonal factors which can materially impact the sale of this product, primarily driven by school budget year cycles, but we are not able to assess the impact of these factors on future sales at this time, as our sales have been so limited to date. Our plan is to add video recording and biometric identification to this line in the near future, and expand into markets beyond education, such as law enforcement and homeland security.

     STATIONMASTER(TM). StationMaster(TM) is an outdoor location product based on GPS technology. It is designed to track and report the location of fleets of vehicles. We announced this product in March of 2003. The product contains a GPS and other sensor inputs as required by the customer. The product can be configured for either real time data communication or near time data communication again depending upon the customer's requirements. By upgrading the embedded processor to a single board computer we can run applications specifically designed by our customers who require a mobile general-purpose computer that can also perform tracking and reporting functions. We have only developed prototypes of this product, and have not shipped commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various customers, who are evaluating it for inclusion in their own products. We have made no sales of this product as of the date of this report.

     TRACKER III(TM). Tracker III(TM) is an outdoor location product based on GPS technology. It is designed to track and report the location of vehicles and assets. We announced this product in September of 2003. The unit contains a GPS to determine position, as well as GSM cellular radio to transmit that position information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using our Lobo(TM) tracking software (see below). This product is in the final stages of development. Operational units are expected to be available in 2005. We have made no sales of this product as of the date of this report.

     LOBO TRACKING SOFTWARE(TM). Lobo(TM) is an internet-based mapping application that can be used to display the location on a computer screen of our locator products in the field. Lobo(TM) is not sold as a stand-alone product, but instead is a service we offer to purchasers of our cellular-phone based locators. We use Lobo(TM) to make our locator product offerings more attractive to customers. Lobo(TM) is in active use today by most customers using our Followit(TM) products. We have generated revenue through the sale of service on our Lobo(TM) server service for over two years; since Lobo(TM) is part of an overall solution that includes Followit(TM), it is difficult to accurately separate the revenue generated solely from Lobo(TM) software from the revenue generated from Followit(TM). We estimate that Lobo(TM) has independently generated less than $5,000 in revenue over the last two years.

     STARPILOT(TM). StarPilot(TM) is an outdoor location product based on a single board computer and GPS technology. We announced this product in June of 2002. The product is intended for mounting inside a car or truck. The unit contains a small computer with a hard disk drive that operates on the commercially available Linux operating system. The unit also contains a GPS and a small cellular telephone to transmit information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using our Lobo(TM) tracking software. This unit is intended for tracking vehicles and for running applications designed by our customers who require a mobile general-purpose computer that can also perform tracking and reporting functions. We have only developed prototypes of this product, and have not shipped commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various customers, who are evaluating it for inclusion in their own products. We have made no sales of this product as of the date of this report.

     STARPILOT(TM) SENTINEL. StarPilot(TM) Sentinel is an outdoor location product designed for tracking and reporting the location of field personnel at a distance. We announced this product in April of 2003. The product consists of a vehicle-mounted satellite/radio frequency (RF) location and communications platform with a small personal RF transmitter. The unit contains a small computer with a hard disk drive that operates on the commercially available Linux operating system. The unit also contains a GPS. This is a concept product intended primarily for military use in an area where most of the communications infrastructure has been destroyed. Occasionally, troops encounter hostile action close to their vehicles but are unable to return to them to summon help. We developed this product as an aid to summon help. All the troops in the vehicle carry a small radio transmitter, similar to a key fob used in car alarms. When they experience difficulties they simply press a button on the key fob and a signal is sent to the communications module in the vehicle. This communications module then sends of an emergency alert over a satellite link back to command along with its location. This location information can be presented as map coordinates, or it can be shown on a map using our Lobo(TM) tracking software (see above). We have only developed prototypes of this product. This product is targeted primarily at military related uses, such as assisting soldiers or civilians in hostile area such as Iraq to summon help in areas where cellular coverage is limited. We have made no sales of this product as of the date of this report.

     TRAKJACK(TM). TrakJack(TM) is an outdoor location product designed for use in the power sports industry. Examples of power sports equipment are motorcycles or snowmobiles. We announced this product in March of 2003 (then called TrakForce(TM)) along with our development partner Positus Corporation, formerly known as Bike & Cycle Trak USA, Inc. The product is aimed primarily at the expensive motorcycle industry. It is a custom designed unit and will have a number of unique features, including a crash sensor, which allows the product to automatically summon assistance in the event it detects an accident through a call center. It will also act as a theft recovery device. The major components of this product are a crash sensor, a GPS, and a cellular radio. We have provided Positus Corporation with a proof of concept product and are currently working with them to begin the next phase of the development cycle. Our agreement with Positus allows us to market this product directly ourselves and through Positus. We have generated approximately $10,000 in cash and $20,000 in total revenue from this product design as of the date of this report. TrakJack(TM) is a Minnesota trademark of Positus Corporation.

     FOLLOWIT(TM). Followit(TM) is a small outdoor location product designed to track vehicles. We announced availability of this product in March of 2002. The unit contains a GPS to determine position, as well as a GSM cellular radio to transmit that position information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using our Lobo(TM) tracking software (see above). The unit is designed and manufactured for us in Sweden by Followit, AB. We currently have no units in stock as we have sold our entire inventory of the product, and we currently have no plans to replenish stock for this unit, although we will continue to support our existing customers for this unit and have it available on a special order basis. Followit(TM) is a trademark of Followit AB of Sweden.

     URBANTRACKER IIK(TM). UrbanTracker IIK(TM) is a derivative of Followit(TM). We announced this product in October of 2002. The product is a Followit(TM) product carefully integrated into a child's backpack. This unit is primarily used for tracking children. We have only developed prototypes of this product, and have not shipped commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various interested parties. We have made no sales of this product as of the date of this report.

INDOOR LOCATION PRODUCTS

     OVERVIEW OF THIS TECHNOLOGY

     Indoor location presents many challenges that are not present in outdoor location. This is largely because GPS systems work poorly if at all when used indoors. While the GPS companies are working hard to overcome this limitation, there have not been any major breakthroughs as of yet. Most indoor location technology uses proprietary infrastructure and small radios called radio frequency identification tags, or RFID tags, which are typically small radio transmitters that run from battery power.

     Most of our indoor positioning technology is based on measuring the strength or loudness of a radio signal between the transmitter and the receiver. We do this because the further away a transmitter is from a receiver, the weaker or quieter the signal is that you will detect. Many types of radios can measure this "loudness" phenomenon and convert it into a useful numerical value. If you have three or four radio sources spread over an area and you can detect their value you can then triangulate your position based on that information. This is similar to the concept used by GPS, but since it does not depend on distant satellites, it can be applied indoors. However, for this approach to work economically, a large number of transmitters are required throughout the indoor area. This cost has greatly limited the deployment of indoor location technology as of the date of this report.

     Today many organizations are connecting their computers using Wi-Fi(R) technology, rather than running expensive network cables. Wi-Fi(R) is a trademark of Wi-Fi Alliance. We often use WiFi without the hyphen in our product names to avoid confusion with this trademark. We have developed a means of using these new Wi-Fi(R) networks to provide the transmitters needed for indoor positioning. We call this "piggy backing" on to the Wi-Fi(R) network, a network which is composed of many mounted receiving devices called Wi-Fi(R) access points.

INDOOR LOCATION TOOLS PRODUCTS

     WIFI TRACKER(TM). WiFi Tracker(TM) is an indoor tracking product designed for tracking people and other assets. We announced this product in May of 2003. When used in conjunction with Wi-Fi(R) enabled tracking software, the tags can be easily identified and located within the network. One of our software partners is a Finnish company, Ekahau, Inc. They have developed a software system that takes information determined by our tags and displays the tag's position using Ekahau(TM) Positioning Engine(TM) tracking software. The stage three version of the prototype, or "developer kit," of this product was completed in December of 2003. A newer version of the developer tag, version 1.2, was completed in August of 2004. We have presented samples to several customers, and have engaged in competitive field trials with prospective customers, including NASA, using early versions of this product. Additionally, we have been doing application design work with iTrack of Ireland for wireless traffic management, though we have no formal agreements with this firm. This product is targeted primarily at commercial users, and uses some RFID technology in its design. We have made a very small number of sales of this product as of the date of this report.

     GOTCHA!(R). Gotcha!(R) is a small electronic product designed to alert parents or guardians when their small child wanders too far away from them. We announced this product in November of 2002, and began shipments of it during the summer of 2003 to select distribution organizations. The product consists of two parts, one about the size of a small pager that attaches to a parent and one the size of a key fob that attaches to a child. When the pre-set distance is exceeded, the child unit makes an audible sound to tell the parent that the child has wandered too far. It is then up to the parent to locate the wayward child by following the sound of the alert. The unit is designed to work well indoors or outdoors, although working through walls will tend to limit the unit's range. We believe most of our customers will use this product indoors, in places like shopping malls. The tracker contains a small radio set used to transmit information between the parent and child, which are a form of RFID technology. The units are fully FCC certified and approved for operation in the U.S. The units are also certified for use in Canada. We plan to have these units certified for use in other countries as and when the business situation warrants. We have filed and received a successful trademark claim on Gotcha!(R). We are currently marketing this product through various channels for an average price of approximately $50-$90 for a set that includes one parent unit and one child unit. This product was featured in December of 2003, and again in February 2004, on cable television's Home Shopping Network(TM), and on QVC in April 2004. We have manufactured this unit in quantity and have inventory available for delivery. We have made commercially significant sales of this product, in excess of $100,000 as of the date of this report.

LOCATION TOOLS PRODUCTS SALES AND MARKETING

     We believe the products we are developing may be more readily marketable by licensing and/or collaborating with companies that have complementary technologies. We have undertaken a search for candidates and are in the process of conducting investigations, technology evaluations and preliminary negotiations with potential licensees/partners. In May 2003, we entered into a relationship with Ekahau to co-market Wi-Fi(R) positioning products. In late 2002, we entered into an agreement with FutureCom Global of Arizona to assist in the distribution of some of our location tools. We have also entered into agreements with Verify Systems regarding marketing and software support for our IBUS(TM) systems, Positus Corporation, to help market the TrakJack(TM) design, and KidMapper for distribution of Gotcha!(R) to schools and youth organizations

     We believe that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the radio based wireless and semiconductor communications industry. Our staff interacts with customers during key stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with customer engineers and assists in the resolution of technical problems. We intend to assign a contract account manager to our largest customers, who will maintain regular contact with the customer to determine their product needs and concerns. Members of senior management are also involved with the sales process and intend to be involved in managing relationships with significant customers. As is typical of other new technologies, our location-based technologies can have a lengthy sales cycle that requires extensive application engineering support. We support potential customers' activities and consider such support an important element of our sales and marketing efforts.

     We hired a part time brand manager for our Gotcha!(R) product. The brand manager is responsible for finding and integrating distribution channels for Gotcha!(R) into marketplaces worldwide. We are currently in discussion with a number of potential distribution partners in Europe, Canada, South Africa and Latin America. We have also recently entered non-disclosure agreements and into negotiations with new distributors for our Gotcha!(R) products, one for schools in the United States, one for distribution services in Canada, and one for distribution services in Europe.

     We are marketing our location products worldwide through our internal sales resources including our web site and other contract-based marketing resources located throughout the U.S., Europe and Asia. Additionally, senior management devotes substantial time and effort to developing customer relationships and contracts.

LOCATION TOOLS AND LOCATION SERVICES INDUSTRY

     The market for Location Tools with GPS-enabled products is projected to grow during the next few years. The U.S. Department of Commerce reports that the compound annual growth rate of the GPS market has been approximately 22% over the last six years. The Department's studies stated that worldwide GPS sales reached $4B by the end of 1998, $6.2B by 2000, and exceed $8B by 2002, the last year for which figures were available from them. We believe that the following are among the key factors underlying the projected industry growth in both business and consumer markets now and in the near future:

     o improved accuracy of GPS will lead to an increase in the functions of devices using GPS;
     o additional functions capable of being installed in devices addressing GPS applications;
     o    increased efficiencies in being able to track valuable assets;
     o the ability to provide relevant information (e.g. traffic reports, weather reports, location of stores and restaurants relative to the location of the vehicle) to occupants of passenger vehicles;
     o    the ongoing miniaturization of technology products; and
     o the trend toward combining navigation, communications and information technologies in a single device for use in vehicles.

     To date, many market leaders in the location services industry have concentrated primarily on vehicle or asset tracking segments of the markets associated with providing information to owners of vehicles or assets. Real time tracking information of a vehicle or asset is often delivered by linking a GPS receiver to a device that is connected to a cellular network, allowing location of the vehicle or asset to be automatically transmitted to a base station via the Internet twenty-four hours a day. The user can, if needed, immediately contact an appropriate provider of emergency services. In addition, this allows those parties who are monitoring the location of the vehicle or asset to ensure that delivery and service fleet operations are using the most effective method of getting to a location, or to dispatch roadside assistance and emergency services, such as police or ambulances. The primary users include owners of expensive vehicles. This market is a segment of the overall GPS Telematics services market. The GPS Telematics market includes all vehicle mounted GPS systems that report their location remotely, typically using cellular phone related devices. In October 2002 market consulting firm Frost and Sullivan reported that revenue from this market segment exceeded $1B in 2003, and that the segment market may surpass $2.1B by 2008. Emergency assistance mandates, such as the U.S. Federal Communications Commission's E911 Phase II initiative that require the manufacturers of cell phones and the providers of wireless communication to ensure that the location of a cell phone user can be determined with relative accuracy in emergency situations may also expand other wireless location product opportunities.

LOCATION TOOLS CUSTOMERS

     Our customers for location-based products include general consumers as well as businesses that need accurate tracking of people or assets. We have sold products to this group directly through our Internet Website and through relationships with stores that specialize in tracking devices and related security technologies. We do not know the final destination of all of these retail sales, but we believe many have been to private investigators or law enforcement users in the U.S. and Canada. We have also sold products to developers who are exploring adapting our hardware to meet custom solutions for specific markets, including Positus Corporation and Verify Systems. See "Strategic Relationships Including Marketing Firms, Material Suppliers, and Distributors." We have also sold location products to customers of the Home Shopping Network and QVC through FutureCom Global, and implemented events on other direct marketing outlets, including radio commercials and through FutureCom Global. We have provided samples and demonstration products to several dozen major U.S. retailers, as well as a few distribution firms outside the U.S., in Mexico, Canada, and Europe. Our customers are primarily organizations operating in the United States and Canada, although samples have been sent for review to customers in Mexico, Central and South America, Africa, and Europe. We have also issued proposals, but not consummated sales transactions, to a variety of other prospective customers including hospitals, airports, trucking firms, a resort and entertainment complex, and the U.S. government.

LOCATION TOOLS PRODUCTS - GOVERNMENT REGULATION

     Since our location-based products are based on the use, in most cases, of radio technology, we are required to comply with a variety of Federal, State, and local regulations regarding the use of radio devices. The primary set of regulations that concerns our products are those promulgated by the Federal Communication Commission, or FCC, which is tasked with managing the use of the radio spectrum in the United States. We have two strategies for compliance with these regulations. First, we have certain products, such as our Gotcha!(R) child safety product, which we have independently tested and certified for compliance by the FCC or their approved third party laboratories. In the case of Gotcha!(R), we achieved this certification, called a Grant of Equipment
Authorization,  on July 26,  2003,  and we were  issued  FCC  identifier  number
Q79-703 as a result. This process typically takes several months and creates testing costs of between $5,000 and $10,000 per device certification. In other cases, we elect to purchase complete and certified radio systems to incorporate into our products that have already achieved this certification. This is the case with our IBUS(TM) product, which uses 2.4GHz WiFi radios manufactured by a supplier of ours that has already achieved this certification. Using this second approach typically accelerates time to market over the first approach outlined, but may add to the cost of manufacturing the product over the long term.

     For markets outside the United States, we may be required to comply with other government regulations regarding the use of radios. For example, the "CE" certification, formally called the "European Union EMC" program, has similarities in part to the FCC certification program in the United States. While we design our products to meet this and other important international regulations, we have not formally applied for the "European Union EMC" certification on any of our products, but may choose to do so in the future, when we believe we have more time to devote to developing sales channels in those international markets. We may also be required to comply with government regulations regarding the export of certain kinds of technology. To date, we have no plans to export our technology to areas where such U.S. government restrictions might be in force, such as to Cuba.

     An important additional aspect of FCC government regulation that affects our location tools products is the management of the cellular airwaves. In particular, the FCC mandate entitled E911-Phase II puts a burden on cellular network operators to provide position information of cellular phone users to within approximately 100 feet of accuracy before December 31, 2005. Some cellular network operators can provide this today. We believe that some of our products based on cellular devices and GPS can in the future be manufactured without the GPS unit, while still being able to accurately determine location. This may allow us to penetrate new markets by lowering the cost and size of some of our products.

LOCATION TOOLS PRODUCTS - ENVIRONMENTAL REGULATION

     There are few if any special environmental compliance concerns unique to us that would be different than those that apply to other design companies in the United States in general. This is principally because we use third parties to manufacture and distribute our location tools products, and in the opinion of management, the significant environmental risks associated with our electronic products relate to the manufacturing of these units, not the design function.

LOCATION TOOLS PRODUCTS - RESEARCH AND DEVELOPMENT

     Over the last three full fiscal years, we have spent approximately $492,100 directly accounted for as pure research and development of our products overall, including semiconductor products and location tools products. In addition to these direct expenses, our small staff spends considerable time and indirect resources in this area, and we would estimate that in excess of 50% of the available personnel resources are involved in research and development of our location tools products over the last three years.

     In the last two full fiscal years, we have spent approximately $337,600 on research and development, which has largely been related to our location tools products. We have conducted several simulations and/or developed working prototypes of most of our products. We have successfully developed and sold several location products, most prominently our Gotcha!(R) child safety product. We continue to conduct research in several areas, especially for new location services products. Part of that research effort includes additional testing and product refinement. Our research into new location tools products is expected to be in markets such as child safety, school bus safety, military tracking markets, healthcare asset tracking, and also into first responder safety markets.

     The following table summarizes the current development status of each of our current location tools products. The categories below have the following meanings:

     o "Product Name" refers to the device we described in the section just above;
     o "Proof of Concept Prototype Built" means that we produced early samples in a laboratory or test facility to demonstrate the concept of the product's viability in a limited fashion. These early prototypes are not useful for commercial sale without additional research and development, and will likely not be available for testing by third parties;
     o "Pre-Production Prototype Tested and Available" means a form of the product was created and tested that would be directly useful for commercial sale, should we decide to manufacture it on a large enough scale, and that interested third parties may receive samples from us that they can fully test in their own environment, should they so desire;
     o "Design Available for Licensing from Us" means that we either hold patent rights or other trade secret rights to create this product, and that we are able and willing to enter into agreements with other parties for them to license from us these rights for their use;
     o "Production Device Available for Sale" means that either we or another third party under license to use is manufacturing this product currently, and is offering it for general sale in the marketplace today.

                                                  PRE-PRODUCTION        DESIGN       PRODUCTION
                                  PROOF OF          PROTOTYPE         AVAILABLE        DEVICE
                                   CONCEPT           TESTED         FOR LICENSING    AVAILABLE
      PRODUCT NAME             PROTOTYPE BUILT     & AVAILABLE         FROM US        FOR SALE
--------------------------     ---------------    --------------    -------------    ---------
Gotcha!(R)                         Complete          Complete            Yes            Yes
WiFi Tracker(TM)                   Complete          Complete            Yes            Yes
Followit(TM)                       Complete          Complete           No (1)          Yes
IBUS(TM)                           Complete          Complete            Yes            Yes
Lobo Tracking Software(TM)         Complete          Complete            Yes           No (2)
StationMaster(TM)                  Complete          Complete            Yes            No
Tracker III(TM)(4)                 Complete           No (3)             Yes            No
StarPilot(TM)                      Complete          Complete            Yes            No
StarPilot(TM)Sentinel              Complete             No               No             No
UrbanTracker IIK(TM)               Complete             No               Yes            No

--------------
(1) Followit(TM) is sold by us under a non-exclusive sales and license agreement from Followit AB. of Sweden. See "Strategic Relationships Including Marketing Firms, Material Suppliers, and Distributors."
(2) Lobo(TM) software is part of an overall tracking solution, and we do not offer it for sale as a standalone product, only as a licensed product or as part of our tracking service solution combined with other products, such as Followit(TM) or Tracker III(TM).
(3) We are in the final stages of testing a GSM cellular telephone module to transmit data to a remote location. We estimate that this test will be completed in February 2005.
(4) Tracker III(TM) is used as the platform for the design of the TrakJack(TM) product for Positus Corporation. TrakJack(TM) is a Minnesota trademark of Positus Corporation.

LOCATION TOOLS - PATENTS AND TRADEMARKS

     In the first half of calendar year 2004 we filed one provisional patent application pending for a technology to assist in the location of first responders in indoor environments. We were granted a United States trademark on our Gotcha!(R) location tool for child safety applications in May of 2004.

LOCATION TOOLS PRODUCTS AND SERVICES COMPETITION

     The market for communications and information products related to location-based services is highly competitive and we expect competition to increase. We believe that the principal competitive factors that will differentiate the various competitors in this marketplace will be product features, quality, customer service, brand, advertising, price positioning, time-to-market, and availability. The market for GPS-based products is relatively recent as a direct result of the U.S. Government's removal of the GPS based filters in May 2000 to allow for more accurate tracking. Many of the companies in the vehicle tracking market have expensive systems that are permanently installed into the vehicle and often involve a fee-based monthly subscription service. Most of our products are removable, and some can be used without incurring any monthly airtime charges. Many GPS device vendors have been offering products to the marine, aviation and outdoors enthusiast markets for several years. We do not generally compete in those markets. For the personal safety locating products markets, we consider our principal competitors in the consumer market to be Wherify, Digital Angel, Angel Alert, and Child Guard. For our commercial vehicle and asset tracking markets, our principal competitors include @Road, Axiom Navigation, ALK, and Thales Navigation. There are approximately 100 other smaller companies offering similar products and services that we presently offer. There is significant other competition from large competitors in the GPS/Navigation market, including General Motors-OnStar(R) system. We have no current plans to directly compete with major automotive suppliers for in-vehicle navigation solutions, due to the amount of resources required to successfully compete.

SEMICONDUCTOR PRODUCTS

OVERVIEW

     The semiconductor products market is a secondary focus for us because we believe that we have a better chance of generating revenue from the sale of our location tools. This is based on our assessment of the current state of the semiconductor market, the current level of maturity of our semiconductor products, the skills of our staff, and our current size and capital structure. However, we believe that over a long period of time we may be able to extract value from the semiconductor products we have, because none of our patents in this area will expire until at least 2017 if we continue to pay required patent maintenance fees, which we intend to do. As a result, we continue to operate in this market, although we commit very few current resources to it, relative to what we commit to the location tools market.

     We intend to maintain key elements of our portfolio of semiconductor intellectual property because we believe there is potential for the products we might offer to prospective licensees in the future, as the technology required to manufacture some of these designs is developed by others. There is no assurance that the technology required to manufacture some of these designs will ever be developed, or that when it is developed, that our patents will still be enforceable.

     The largest target market for our products is the electronic memory market, which is the target for our TMOS(R) product. Electronic memory is used widely in many computer related products, such as personal computers. Our other patents tend to fall into the "discrete device market," which the Semiconductor Industry Association (SIA) defines as discrete components including power transistors and radio frequency solutions that are found in wireless consumer products. These kinds of products are used widely in radios. These technologies form an important part of communications systems worldwide through voice and data communications networks, cordless and cellular wireless telephony systems and emerging cable and wireless broadband communications networks.

     Our sales and marketing efforts for semiconductor products are limited to our web presence on our own internet site, our presence in the United States Patent and Trademark office database and website, web-based marketing in a semiconductor intellectual property sales organization named the Virtual Component Exchange, or VCX, and very limited direct sales efforts from time to time with prospective semiconductor technology licensees at trade shows and other industry events.

     Our long-term strategy is to develop significant new semiconductor products that build on our existing portfolio of patents in this area, and to tie this technology into our location tools products. We believe this may be possible because these product families have in common the fact that they both rely on radios. Our location tools products have radios built into them. Our semiconductor products are components that can be used in radios. We intend to utilize unique, patentable technologies and other proprietary technologies and provide these enhancements to the marketplace through joint venture licensing agreements with manufacturing firms. We do not intend to directly manufacture any of our own technologies. When resources are available we intend to continue research and development efforts, including simulations and creation of working prototypes, where possible. Our efforts in the location tools product area may delay this strategy's implementation indefinitely.

     We filed patent applications on a number of product designs between 1997 and 2002 relating to semiconductor products. During this time we brought eight major research and development projects to the patent or patent application stage. The United States Patent and Trademark Office, the USPTO awarded our first U.S. patent June 15, 1999. All of our products in this area are based on paper designs, with limited laboratory work having been performed on some of them. Our primary semiconductor and electronic device products and related patent filings include the following areas:

      PRODUCT NAME                       USE AND FUNCTION OF PRODUCT
------------------------   -----------------------------------------------------

Heterojunction Bipolar     Used in the manufacture of digital circuits  found in
Transistor                 devices such as cellular phones,  personal  computers
                           and   automotive   circuitry.   Transistors   provide
                           electronic  control over current flow, and are a part
                           of many electronic circuits.  Heterojunction  bipolar
                           transistors   are  used  most   frequently  in  power
                           amplifiers, radio frequency integrated circuits and other circuits.

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

Distributed Amplifier      Used in all  electronic  products  that  require some
                           level of power  increase such as  telecommunications,
                           microwave,  internet  communications,  automotive and
                           bio-medical    products   as   well   as    automated
                           manufacturing products.

      PRODUCT NAME                       USE AND FUNCTION OF PRODUCT
------------------------   -----------------------------------------------------

TMOS(R) Memory             Used   in   digital   computing   devices   such   as
                           microcomputers and workstations and battery powered devices such as personal data appliances and cellular phones that require a memory function.

Mode Dielectric            Used   in   many  applications  including   microwave
Resonator                  oscillators,   narrowband  microwave  filters,  radar
                           detectors,   speed  guns,   automatic  door  openers,
                           cellular  portable  phones  and  global   positioning
                           satellites.  The resonator's most common  application
                           is as a component of a radio  frequency  circuit used
                           to   manipulate   radio  waves  into  certain   other
                           electrical  signals.   The  resonator  does  this  by
                           producing   a  current  of   predictable   size  when
                           stimulated by a specific frequency of radio signal.

High Frequency             Allows the  transmission and reception of radio waves
Wireless Transceiver       and is used in a variety of wireless devices.


SEMICONDUCTOR INDUSTRY, MARKETPLACE, AND COMPETITION

     The semiconductor industry makes a wide variety of electrical component products found in literally millions of different devices in common use throughout the world. This includes everything from personal computers, to automobiles, to household appliances, cell phones, children's toys, power systems, and much more. The Semiconductor Industry Association, or SIA, publishes regular reports on the projected size of this industry. In 2004, SIA has estimated the overall size of the semiconductor products marketplace at approximately $200B per year. SIA reports also show a regular trend for average annual growth in excess of 10% per year for the overall industry over the last twenty years, although there have been periods of much slower growth or even decline for significant portions of the semiconductor marketplace, such as the years 2001 and 2002.

     The electronics products industry is intensely competitive. Our wireless and memory technologies experience intense competition from numerous domestic and foreign companies in all of our semiconductor products.

     Based on our research and development efforts over the last seven years, we believe our most promising semiconductor product in the near term is our TMOS(R) product. We consider our TMOS(R) memory technologies to be competitive with existing memory technologies in certain applications. The companies that make memory similar to our TMOS(R) product are both potential customers as well as potential competitors. This is because they can choose to license products we make, or to develop competitive technologies themselves or license competitive products from others. As competitors, the companies that make memory devices similar to ours are much larger firms and are much better funded. They include firms such as Samsung, Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, and Micron Technology, Inc. and others. They have substantially greater research and development resources than us. Because these companies are also potential licensees for our technology, they could also serve as sources of research and development support for our semiconductor products. However, we have been trying for the last three years to interest these kinds of large firms in licensing our semiconductor products, and to date, we have met with little or no success.

SEMICONDUCTOR PRODUCTS - PATENTS AND TRADEMARKS

     We have applied for U.S. patents relating to these technologies, most of which have already been issued. These include the following, all of which have a 20-year life following date of filing.

                                                                                     EXPECTED
                                                                                      PATENT
                                                                                    EXPIRATION
      PRODUCT NAME                       SUMMARY OF PATENT INFORMATION                 DATE
----------------------      ----------------------------------------------------    ----------
Heterojunction Bipolar      On  September 29,  1997,  we  filed  a  U.S.  Patent     Sep. 2017
Transistor                  application for a Heterojunction  Bipolar Transistor
                            (HBT).  U.S.  Patent  5,912,481  was issued for this
                            device on June 15, 1999. We were also  successful in
                            our  Continuation  in  Process  application  on this
                            device,  as the United  States  Patent and Trademark
                            Office  issued us a patent on  January 9, 2001 under
                            U.S.   Patent   6,171,920,   covering   intellectual
                            property  required to manufacture  this  transistor.
                            The  assignment  of this patent to us is recorded at
                            USPTO at reel no: 0111356, frame 0934.

Monolithic Inductor         On  October 31,  1997,   we   filed  a  U.S.  Patent     Oct. 2017
                            application  for a  Monolithic  Inductor.  The  U.S.
                            Patent  Office issued a Notice of Allowance for this
                            application  on  September  7,  1999.   U.S.  Patent
                            6,013,939  was issued for this device on January 11,
                            2000. We were also successful in our Continuation in
                            Process  application  on this device,  as the United
                            States  Patent  and  Trademark  Office  issued  us a
                            patent  on  August  28,   2001  under  U.S.   Patent
                            6,281,778.  The  assignments for these patents to us
                            are recorded  directly on the issued patent from the
                            USPTO.

Distributed Amplifier       On July 10, 1998, we filed a U.S. Patent application     Jul. 2018
                            for a Distributed Amplifier.  The U.S. Patent Office
                            issued a Notice of Allowance on this  application on
                            September  29,  1999.  U.S.  Patent   6,008,694  was
                            received for this device on December  28,  1999.  On
                            May 23, 2001, we a filed a U.S.  Patent  application
                            for  a  Monolithic   Balanced  RF  Power  Amplifier,
                            another   version  of  this  product.   U.S.  Patent
                            6,424,227  was  issued  for this  device on July 23,
                            2002.The  assignments  for these  patents to us have
                            recorded  directly  on the issued  patents  from the
                            USPTO.

TMOS(R) Memory              On  December 17,  1997,   we  filed  a  U.S.  Patent     Dec. 2017
                            application   for  a  High   Performance   N-Channel
                            Metal-Oxide-Semiconductor   (NMOS)   Static   Random
                            Access  Memory  (SRAM).  U.S.  Patent  6,104,631 was

                                                                                     EXPECTED
                                                                                      PATENT
                                                                                    EXPIRATION
      PRODUCT NAME                       SUMMARY OF PATENT INFORMATION                 DATE
----------------------      ----------------------------------------------------    ----------
                            received for this device on August 15, 2000. We were
                            also  successful  in  our  Continuation  in  Process
                            application  on this  device,  as the United  States
                            Patent and  Trademark  Office  issued us a patent on
                            October  9, 2001 under U.S.  Patent  6,301,147.  The
                            assignment  of  these  patents  to  us  is  recorded
                            directly on the issued patents from the USPTO.

Mode Dielectric             On June 18, 1998, we filed a U.S. Patent application     Jun. 2018
Resonator                   for a  Mode  Dielectric  Resonator.  The U.S. Patent
                            Office   issued  a  Notice  of  Allowance  for  this
                            application on August 1, 2000.  The U.S.  Patent and
                            Trademark Office issued us U.S. Patent 6,169,467 for
                            this device on January 2, 2001.  The  assignment  of
                            this  patent  to us is  recorded  at  USPTO  at reel
                            number: 011358, frame 0462.

High Frequency Wireless     Patent Pending (Expected issue early 2005).              Pending
Transceiver

     We have filed patent applications for other semiconductor-related patents since 2000, including some improvements to the above existing products as well as on related devices. The commercial importance of these inventions and the final disposition of these applications are uncertain. At this time, we are not actively pursuing patent protection outside the United States for these semiconductor products. We also hold the U.S. trademark to the word TMOS(R), awarded to us July 1, 2003, U.S. Trademark registration number 2732825.

SEMICONDUCTOR PRODUCTS - GOVERNMENT REGULATION

     Since our semiconductor products are used, in most cases, as parts of radios, our customers are required to comply with a variety of Federal, State, and local regulations regarding the use of radio devices. The primary set of regulations that concern our customers' products are those promulgated by the Federal Communication Commission, or FCC, which is tasked with managing the use of the radio spectrum in the United States. However, since this is our customers' responsibility and not ours, we do not believe we are subject to any special level of government regulation in this line of business other than that which would be faced by other U.S. Companies in general.

     We may also be required to comply with government regulations regarding the export of certain kinds of technology. To date, we have no plans to export our technology to areas where such U.S. government restrictions might be in force, such as to Cuba.

SEMICONDUCTOR PRODUCTS - ENVIRONMENTAL REGULATION

     There are numerous environmental regulations that affect the manufacturing of semiconductor products in general. However, there are few if any special environmental compliance concerns unique to us that would be different from those that apply to other companies in the United States in general. This is principally because we use third parties to manufacture and distribute our semiconductor products, as our business model is based on licensing our designs to others, who then bear the main costs of complying with the environmental rules that directly relate to manufacturing these final goods. Should any single manufacturer be subject to special enforcement action in this area, we would retain the right to switch to another manufacturer, as we currently have no exclusive manufacturing relationships in this area.

SEMICONDUCTOR PRODUCTS - RESEARCH AND DEVELOPMENT

     We have conducted little research and development of our semiconductor products since 2002. Since fiscal year 2002, we have spent less than $25,000 on research and development of our semiconductor products and $9,400 for legal services required to protect patents for all of our products.

     The following table summarizes the current development status of each of our current semiconductor products.

                                                          PRE-PRODUCTION        DESIGN       PRODUCTION
                                          PROOF OF          PROTOTYPE         AVAILABLE        DEVICE
                                           CONCEPT           TESTED         FOR LICENSING    AVAILABLE
      PRODUCT NAME                     PROTOTYPE BUILT     & AVAILABLE         FROM US        FOR SALE
--------------------------             ---------------    --------------    -------------    ---------
TMOS(R) Memory                             Complete             No               Yes             No
Mode Dielectric Resonator                  Complete          Complete            Yes             No
High Frequency Wireless Transceiver        Complete             No               Yes             No
Distributed Amplifier                      Complete             No               Yes             No
Monolithic Inductor                        Complete             No               Yes             No
Heterojunction Bipolar Transistor             No                No               Yes             No


STRATEGIC RELATIONSHIPS INCLUDING MARKETING FIRMS, MATERIAL SUPPLIERS, AND DISTRIBUTORS

     This section covers relationships that may involve both location tools products and semiconductor products, as some of these suppliers and distributors may be active in both areas. However, since most of our business activity since 2002 relates to the location tools products, you can assume unless otherwise stated below that the primary purpose of these relationships has to do with the location tools product line.

     In September of 2004, we signed a contract with KidMapper Inc. of Elmhurst, IL. KidMapper is a privately owned company and concentrates on marketing and distribution of a full array of child safety products into schools, youth groups, and parent-teacher associations (PTAs). The material terms of the contract include a two year term, exclusive marketing rights of Gotcha!(R) into schools and PTAs using KidMapper's national sales representatives. The Gotcha!(R) configuration for this contract is three parent units and 15 child units. The contract specified a minimum of 100 sets that were shipped prior to the end of our fiscal year.

     In May of 2003, we commenced an informal strategic co-development and co-marketing program with Ekahau, Inc. of Finland ("Ekahau"). The purpose of the program is to develop and co-market tracking products based on Wi-Fi(R) technology, where we would make tracking hardware that would work cooperatively with tracking software made by Ekahau. Ekahau has developed a software application called the Ekahau Positioning Engine(TM) that can be used to determine location of Wi-Fi(R) devices in a standard Wi-Fi(R) network. We are developing a hardware product to interface with Ekahau's software that can be attached to people or objects that are moving within Wi-Fi(R) networks, to establish the real time location of those people or objects. In December of 2003, we completed our first prototype of this Wi-Fi(R) product, and displayed it with Ekahau at the Wi-Fi(R) Planet Conference and Exposition in San Jose, California. Additional development of this product occurred during the spring of 2004, resulting in a new generation of products being introduced in August 2004. We have not established a contractual relationship with Ekahau, other than a non-disclosure agreement. Ekahau is a small privately held technology development company with a limited customer base.

     In May 2003, we entered into a six-month agreement with New York-based Stanton, Walker & Company for business advisory and consulting services. Stanton, Walker agreed to assist us in expanding our existing strategies for business growth as well as developing new strategies, such as merger and acquisition planning. We paid for the services of Stanton, Walker using our common stock, valued at approximately $100,000 at the time of issue. We have not yet determined what additional services, if any, we may procure from Stanton, Walker & Company in calendar year 2004 and beyond.

     In March of 2003, we received a blanket purchase order for $250,000 of IBUS(TM) technology from Verify Systems of Connecticut, originally planned for delivery before June of 2004. Shipments began against this order in May of 2003, for pilot testing during the summer of 2003. Testing was continued through two pilot programs. A third pilot program was conducted in Arizona in November and December of 2003. The product is still being demonstrated and developed. We do not expect the purchase order to be completed. Verify Systems is a small privately held technology development company with a limited customer base, very small operations, and limited assets. In May 2004, partially in response to Verify System's failure to timely market our products, we agreed to license the marketing materials and software tools of Verify Systems and assume the primary sales effort for these products ourselves. The material terms of this agreement require that Verify Systems give us an unlimited and indefinite license to use their software products, in exchange for a cash payment of $6,000 and a royalty of 5% of sales of their software products over the next two years.

     In March of 2003, we entered into a non-binding Memorandum of Understanding with Positus Corporation ("Positus") doing business as, Bike & Cycle Trak USA, Inc., of Minneapolis, MN, to develop and co-market tracking products for the power sports industry. We were later issued a $75,000 purchase order by Positus to develop the prototype version of this product. We began work in the spring of 2003 to develop this product. A first proof of concept product was shipped in June of 2003, when the first payment of $10,000 was received on this order. A second prototype board was developed in the fall of 2003, and it currently continues in testing stage. Positus is a small privately held technology development company in its startup phase. The material terms of the agreement provide for us to deliver additional prototypes as payment is received.

     In January 2002, we signed an agreement with the Virtual Component Exchange ("VCX") in which we made the majority of our semiconductor products available for licensure through their marketing service. VCX is an Internet based organization focused on producing Internet tools for trading intellectual property. We have not seen substantial results from this effort with VCX, and may choose to discontinue marketing our semiconductor products through this channel in the future. Our agreement required that we pay a fee of approximately $10,000 to have our semiconductor intellectual property posted on their website through December of 2003, plus a future royalty of 5% or less should any licensing transaction result from such a posting. This vendor has dealt exclusively with our semiconductor products, and not our location tools products. VCX has continued to list our semiconductor intellectual property on their Website, although they have received no additional payments from us since our first approximately $10,000 payment in 2002.

     In December of 2002, we entered into a manufacturing relationship with Electroconnect Ltd. of Scotland ("Electroconnect") to manufacture our Gotcha!(R) child safety product for us. The oral understanding is based on our issuing purchase orders and specifications on an order by order basis to Electroconnect, and Electroconnect fulfilling those orders by shipping Gotcha!(R) units to us in Scottsdale, typically offering net 30 day terms for payment. Electroconnect is a small to mid-sized privately held manufacturing company with a broad customer base. As of the date of this report, Electroconnect has manufactured approximately 6,000 units of Gotcha!(R) for us.

     In December of 2002 we entered into a distribution agreement with FutureCom Global, Inc. ("FCG"), a firm headquartered in Scottsdale, AZ. The two-year agreement covers the non-exclusive distribution of products from us such as Gotcha!(R), Followit(TM), and StarPilot(TM). The agreement automatically renews for the third year unless terminated by one of the parties. FutureCom Global is a small privately held technology development and distribution company. The material terms of the agreement provide for payment for products delivered on net 30 days terms, although the parties have the right to enter into specific purchase orders where the payment terms may vary. On August 20, 2003, FCG issued a purchase order for 5,000 units of our Gotcha!(R) product valued at approximately $150,000. We have delivered approximately half of the ordered units to them as of the date of this report, which they have advertised and sold on Home Shopping Network, QVC, and through other retail channels. We are not certain when or if they will accept the delivery of the remaining units on this purchase order. This has caused us to seek out new distributors for our Gotcha!(R) product, although we continue to work with FCG to sell Gotcha!(R) and other products as well.

     In December 2002, we entered into a development and co-marketing agreement with Geotechnologies, Inc., a privately held small firm headquartered in Castle Rock, CO. Geotechnologies is a software development firm that specializes in making mapping software that we believe complements our location tools products. To date our activities with them have been jointly developing and presenting solutions that involve our location tools products and their mapping products to various private sector and government prospective clients. No sales have resulted from these efforts to date.

     In June of 2002, we entered into an agreement with Followit AB, a Swedish technology firm, for international distribution of GPS products. The international distribution agreement, dated June 1, 2002, grants us non-exclusive distribution rights for the Followit(TM) locator product in the United States, Canada and Mexico. The Followit(TM) locator product uses the Global Positioning System (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals. Distributor prices were defined in the agreement and payment terms are letter of credit and net thirty (30) days from the receipt by us of a correct invoice. The contract automatically renews after one year unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period. At the current time, we do not anticipate that we will continue using their products other than on a rare special order basis, as we have developed our own products such as our Tracker III(TM) product.

     Other key suppliers over the last three years also include Digikey Corporation of Minnesota for electronic components, and Avante Circuits of

Tempe, Arizona for circuit boards. We purchase most of our GPS chipsets and GPS modules from Trimble Corporation of California. We have spent less than $25,000 with each of these suppliers over the last three years. We are not dependant on these particular suppliers, as there are alternative sources in the market for the kinds of component materials we use in our products. However, in the event we needed to change over suppliers, we may experience some small delays in time to market for certain products, or small increases in supply costs due to small design changes that may be required in our products because of such a change.

PERSONNEL

     As of the date of this report, we have four full time employees, five part time employees, as well as a number of part time relationships with contractors for certain services. Eight employees work in the Scottsdale, Arizona corporate office. Management believes employee relations are good. None of our personnel are covered by collective bargaining agreements.

SUBSEQUENT EVENTS

     In mid September 2004 we began the process of moving to a new suite of offices a short distance from our old suite. This process was completed by mid-October 2004. Our new address is 14505 North Hayden Road, Suite 305,
Scottsdale, Arizona 85260. Our phone, fax, email, and web addresses have not changed. The primary motivation for this move was to reduce monthly lease expense, as discussed in the sections of this report on real estate property.

     On October 1, 2004, we changed our stock transfer agent from Corporate Stock Transfer (CST) of Colorado, to Computershare Investor Services of
Illinois. The new contact information for our stock transfer agent is Computershare Investor Services, 2 North LaSalle Street, Chicago, IL, 60602, and their telephone number is 312-588-4753. The principle reason for the change was to improve shareholder services, particularly online services, which in our opinion are much more developed at Computershare than they are today at CST.

     In October 2004, David Mandala also rejoined us as a full time employee, after a period when his work was limited to our technical advisory board. Mr. Mandala is focused on development of some of our embedded systems technology, in particular, our IBUS(TM) technology.

     On October 8, 2004, we announced a new marketing program for our Gotcha!(R) child safety monitor. We plan to market Gotcha!(R) to organizations arranging field trips, focusing on the product's ability to monitor several child units simultaneously with only one parent unit. The company will target public and private schools, school districts, parent-teacher associations, and child and youth organizations nationwide. We entered into a contract in support of this effort with KidMapper, Inc., a privately owned Illinois corporation. The material terms of that agreement call for KidMapper to aggressively use its existing extensive network of sales representatives in the U.S. K-12 marketplace to sell Gotcha!(R) as an adjunct for field trips. In exchange for these efforts, NSC will provide a period of exclusivity in the U.S. K-12 territory to KidMapper for a one-year period of time, and extended payment terms and discounts for products purchased by KidMapper for this market.

     In November 2004, we received radio frequency use approval from the government of Canada for our Gotcha!(R)product, known as "CA" approval, IC:
5521A-P and IC: 5522A-C for the parent unit and child unit, respectively. This is one of the steps required to sell products like Gotcha!(R)in Canada.

     In November 2004, the Company presented its WiFi tag technology combined with its software partner Ekahau's technology at a symposium on location technology at East Carolina University. The objective of the competitive presentation, which included presentations from Bosch, Nextel, CISCOR, Code Blue, and others, was to provide novel solutions for campus student safety. Trials from this are expected to continue in the early part of 2005.

     In November 2004, we entered into a distributor agreement with Ingram Micro of Canada. The material terms of this agreement call for us to pay regular fees to Ingram Micro based on the number of products we stock with them in Canada, in exchange for their promotion and distribution of our products with their Canadian resellers, which include firms such as Radio Shack and Wal-Mart of Canada. Either party with 30 days notice can cancel the agreement. We plan to distribute Gotcha!(R) as well as potentially other products, including some new video-related products we may acquire as part of a developing strategic relationship with Aethra of Italy, a leader in video technology. In November, we shipped an initial quantity of Gotchas to Ingram Micro in Canada.

     In October 2004, we commenced a new strategic working relationship with TurboWorx Inc. ("Turbo") regarding joint technology development and cooperative marketing. The relationship was first memorialized in a Memorandum of Understanding (MOU) in early November 2004. The two companies see benefit in connecting NSC's location sensor technology to the computing engines developed by TurboWorx. In November 2004, we entered into a Letter of Intent ("LOI") with Turbo regarding a stock exchange transaction with Turbo, for an amount of stock equal to less than 10% of the outstanding common stock of each company and the payment of cash by Turbo to NSC. The LOI contemplated a due diligence process prior to the share exchange, as well as a Securities Exchange Agreement (the "Share Exchange Agreement") to memorialize the proposed exchange. As of the date of this report, no Share Exchange Agreement has been completed. Completion of the transaction is subject to completing a mutually satisfactory Share Exchange Agreement and completion of due diligence by all parties. The LOI contemplates us distributing to our shareholders approximately 50% of any Turbo stock we receive under the proposed Share Exchange Agreement.

     In December 2004, our Chairman Michael Grollman made a personal loan to us in the amount of $65,000 to assist NSC with short-term cash requirements. The loan is evidenced by an unsecured promissory note that provides for repayment within 90 days or less, at no interest. The promissory note also provides that if repayment takes longer than 90 days, then interest accrues at a rate of 6 percent per year until paid in full. We intend to pay this Note sometime in January of 2005.

     In December 2004 we signed an agreement with LDL Enterprises in Palm Springs, California. Under this agreement, Marcile Wright, EDD, CEO of LDL Enterprises, is to provide marketing services in California for various NSC products, especially IBUS technology. This is a commission-only agreement, with a one year term, nonexclusive.

ITEM 2. PROPERTIES

     NSC leases 1,927 square feet of office space at 14505 North Hayden Road, Suite 305 Scottsdale, Arizona 85260. The lease for the Scottsdale facility expires October 31, 2006 and is at a rental rate that ranges from $2,890 to $3,051 per month before taxes.

     Currently, the Company does not have a policy regarding investments in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

     We are currently a plaintiff in two lawsuits.

     In January 2002, we initiated legal proceedings in Maricopa County Superior Court against Phoenix Semiconductor, Inc. (PSI) for breach of contract. We engaged PSI, and advanced approximately $400,000 to PSI, to build thyristors (an electronic component) for us to sell. When we engaged PSI, we obtained a security interest in a portion of PSI's equipment assets. Before we initiated legal action, both PSI and its principal shareholder Chongkook John Rhee filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2002, PSI and NSC agreed to a settlement of the secured claim against PSI in the form of a cash payment of approximately $100,000 to NSC together with certain other unsecured claims remaining. The cash payment is subject to a contracted sale of substantially all fixed assets of PSI and formal approval of the bankruptcy court. The sale has not occurred; therefore we are unable to determine the final outcome of the lawsuit.

     We filed a complaint in Maricopa County Superior Court in August 2002, seeking $155,550 plus interest from E4World Corporation for breach of contract. We were awarded a judgment of $179,000 in May 2003 against E4World Corporation. We are now in the collection phase of this judgment, and, there is no assurance that we will collect any of this judgment. Since our collection of this judgment is uncertain, it is not reflected in our current financial statements. We continue to assert our claim to secure assets held by E4World in a separate legal matter.

     Another lawsuit was resolved early this year. National Scientific Corporation vs. Netmind was filed on or around August 29, 2002 in Maricopa County Superior Court, seeking damages for failure to repay a $200,000 note. We filed this lawsuit against Netmind, Inc. to recover an investment, plus damages. Mr. Lou Ross assigned his right to certain sums as partial payment for an amount we advanced to him in 1999. A final judgment of dismissal was entered on March 30, 2004.

     From time to time in the normal course of business operations, we are involved in other legal proceedings, none of which are expected to have a material adverse affect on business operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol "NSCT." The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. We have 879 shareholders of record of our common stock as of September 30, 2004. The following table sets forth the high and low closing sale prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, NASDAQ Trading and Market Services.

     MARKET FOR COMMON EQUITY                            HIGH        LOW
     -------------------------------------------       --------    --------

     FISCAL 2004

     Fourth Quarter (through September 30, 2004)       $  0.160    $  0.075
     Third Quarter (through June 30, 2004)             $  0.190    $  0.120
     Second Quarter (through March 31, 2004)           $  0.200    $  0.135
     First Quarter (through December 31, 2003)         $  0.205    $  0.130

     FISCAL 2003

     Fourth Quarter (through September 30, 2003)       $  0.210    $  0.145
     Third Quarter (through June 30, 2003)             $  0.225    $  0.095
     Second Quarter (through March 31, 2003)           $  0.170    $  0.085
     First Quarter (through December 31, 2002)         $  0.220    $  0.065

     FISCAL 2002

     Fourth Quarter (through September 30, 2002)       $  0.160    $  0.078
     Third Quarter (through June 30, 2002)             $  0.205    $  0.140
     Second Quarter (through March 31, 2002)           $  0.265    $  0.135
     First Quarter (through December 31, 2001)         $  0.390    $  0.220


DIVIDENDS

     As of September 30, 2004, we have never declared or paid any cash dividends on our common stock. Our board of directors has sole discretion to pay cash dividends or other dividends or other distributions with respect to our common stock based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

IMPACT OF THE "PENNY STOCK" RULES ON BUYING OR SELLING OUR COMMON STOCK

     Trading in our common stock is subject to the "penny stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, before the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. In addition, unless an exception is available, the broker-dealer must deliver a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market prior to any transaction. Further, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The
additional  burdens  imposed  upon   broker-dealers  by  such  requirements  may
discourage them from transactions in our common stock, which could severely limit the market price and liquidity of our securities.

DESCRIPTION OF SECURITIES

COMMON STOCK

     As of December 27, 2004, we are authorized to issue up to 120,000,000 shares of common stock, par value $0.01 per share. As of December 27, 2004, there were 84,350,657 shares of common stock outstanding. We had 877 shareholders of record of common stock as of December 27, 2004. Each holder of common stock is entitled to one vote for each share held on all matters. Our articles of incorporation and bylaws do not provide for cumulative voting in elections of directors or any other matters brought before shareholder meetings.

     The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

     The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

PREFERRED STOCK

     Our board of directors is authorized by our articles of incorporation to issue up to 4,000,000 shares of one or more series of preferred stock, par value $0.10 per share. No shares of such preferred stock have been authorized for issuance by our board of directors, and we have no present plans to issue any such shares. In the event that the board of directors issues shares of serial preferred stock, it may exercise its discretion in establishing the terms of such preferred stock.

     Our board of directors may determine the voting rights, if any, of the series of preferred stock being issued, including the right to:

     o vote separately or as a single class with the common stock and/or other series of preferred stock;
     o have more or less voting power per share than that possessed by the common stock or other series of preferred stock; and
     o vote on specified matters presented to the shareholders or on all of such matters or upon the occurrence of any specified event or condition.

     If our company liquidates, dissolves or winds up, the holders of our preferred stock may be entitled to receive preferential cash distributions fixed by our board of directors when creating the particular preferred stock series before the holders of our common stock are entitled to receive anything.

Preferred stock authorized by our board of directors could be redeemable or convertible into shares of any other class or series of our stock.

     The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See "Risk Factors" above.

STOCK OPTION PLAN

     Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001.

SUMMARY OF 2000 PLAN

     The  following is a summary of certain  provisions of the 2000 Stock Option
Plan:

     ADMINISTRATION

     Either our board of directors or a committee appointed by our board of directors may administer the 2000 Stock Option Plan.

     ELIGIBILITY

     NONQUALIFIED OPTIONS. Nonqualified options may be granted only to our officers, directors, including our non-employee directors, employees and advisors who, in the judgment of the committee, are responsible for our management or our success and who, at the time of the granting of the nonqualified options, are our officers, directors, employees or advisors.

     INCENTIVE OPTIONS. Incentive stock options may be granted only to our employees who, in the judgment of the committee or our board of directors, are responsible for our management or our success and who, at the time of the granting of the incentive stock option, are also our employees. No incentive stock option may be granted under the 2000 Stock Option Plan to any individual who would, immediately before the grant of such incentive stock option, directly or indirectly, own more than 10% of the total combined voting power of all classes of our capital stock unless: such incentive stock option is granted at an option price not less than 110% of the fair market value of the shares on the date the incentive stock option is granted; and such incentive stock option expires on a date not later than five years from the date the incentive stock option is granted.

     OPTION PRICE

     The purchase price as represented by our common stock offered under the 2000 Stock Option Plan must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified option), or such higher purchase price as may be determined by the committee or our board of directors at the time of grant. If, however, we grant an incentive stock option to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all of our classes of stock, the purchase price of the shares of our common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of our common stock is currently quoted on the OTC Bulletin Board, the fair market value of our common stock underlying options granted under the 2000 Stock Option Plan will be the last closing sale price of our common stock on the day the options are granted. If there is no market price for our common stock, then our board of directors and the committee may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

     EXERCISE OF OPTIONS

     An option holder under the 2000 Stock Option Plan may exercise his or her option in whole or in part as provided under the terms of the grant, but in no event shall an option be exercisable after the expiration of ten years from the grant date. An option holder may not exercise any option after the option holder ceases to be one of our employees except in the case of disability or death. Our committee may, however, extend the right of exercise up to three months after the date of termination of the option holder's employment with us. If we terminate an option holder's employment by reason of disability, the committee or our board of directors may extend the exercise period for a specified period, generally one year, following the date of termination of the option holder's employment. If an option holder dies while in our employ and the option holder has not fully exercised his or her options, the options may be exercised in whole or in part at any time within one year after the option holder's death by the executors or administrators of the option holder's estate or by any person or persons who acquired the option directly from the option holder by bequest or inheritance.

     In the event of the death of an employee or consultant while in our employ, the committee or our board of directors is authorized to accelerate the exercisability of all outstanding options under the 2000 Stock Option Plan.

     Under the 2000 Stock Option Plan, we may grant one or more options to an individual, as long as the aggregate fair market value of the shares covered by incentive options exercisable for the first time during any calendar year shall not exceed $100,000.

     ACCELERATION AND EXERCISE UPON CHANGE OF CONTROL

     All option holders' unvested options automatically will become exercisable in the event of a change of control of our company as defined in the 2000 Stock Option Plan.

     PAYMENT FOR OPTION SHARES

     An option holder may exercise his or her options by delivering written notice to us at our principal office setting forth the number of shares with respect to which the option is to be exercised, together with cash or certified check payable to us for an amount equal to the option price of such shares. We may not issue any shares underlying an option grant until full payment has been made of all amounts due. We will deliver a certificate or certificates representing the number of shares purchased as soon as practicable after payment is received. Our board of directors or the committee may, in its discretion, permit the holder of an option to pay all or a portion of the exercise price by a simultaneous sale of our common stock to be issued upon exercise of an option pursuant to a brokerage or similar arrangement.

     TERMINATION OF THE 2000 STOCK OPTION PLAN

     The 2000 Stock Option Plan will terminate on December 1, 2010, unless our board of directors terminates the 2000 Stock Option Plan prior to its expiration date. Any option outstanding under the 2000 Stock Option Plan at the time of termination shall remain in effect until the option is exercised or expires.

     AMENDMENT OF THE 2000 STOCK OPTION PLAN

     Our board of directors may at any time modify or amend the 2000 Stock Option Plan without obtaining the approval of our shareholders as it shall deem advisable to comply with Section 422 of the Internal Revenue Code or Rule 16b-3 of the Securities and Exchange Act of 1934, as amended, or in any other respect.

     TRANSFERABILITY OF OPTIONS

     An option holder may not assign any option under the 2000 Stock Option Plan other than by will or the laws of descent and distribution or if our board of directors or the committee agrees otherwise.

     ISSUANCE AND RESERVATION OF SHARES

     As of September 30, 2004, we have issued options to purchase an aggregate of 3,709,257 shares of our common stock. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan, although our Board currently plans to limit issuances of options to 4,000,000 for the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Our business focuses on the research, development and sale of location tools used to track or monitor people or objects such as vehicles or other mobile equipment. We also own devices and designs that are used in the semiconductor and electronics industries.

     From 1996 to 2002, we engaged primarily in developing devices and designs that are used in the semiconductor and electronics industries. This resulted in a number of U.S. patents, but did not produce any significant amount of revenue. Additionally, during the period from 2000 to 2001 we engaged in the business of distributing electronic and other semiconductor-related products to customers in Asia and the United States in order to generate revenue. In 2001, we discontinued those activities because they did not produce the profit margins we had originally expected.

     In 2002, we began to focus on applications of electronic devices in the location tools market. We also began to decrease our focus on semiconductor designs and devices, due primarily to difficult market conditions in the semiconductor industry. We plan to continue our focus on location tools for the foreseeable future.

     Our first shipment and sale of our location tools began with the sale and shipment of our Followit(TM) product in August 2002.

     In December of 2002, we entered into an agreement with Electroconnect of Scotland to produce a prototype and then manufacture our Gotcha!(R) product. This agreement is based on us paying for units as ordered, and does not require minimum purchase amounts.

     In December 2002, we entered into an agreement with FutureCom Global,  Inc.
(FCG) of Arizona to assist us in the marketing and distribution of our location tools. The term of the agreement is two years and it is renewable for up to one additional year. The agreement allows FCG to market our Followit(TM), StarPilot(TM), and Gotcha!(R) products through media and trade shows, as well as through networks of sales representatives in a variety of consumer marketplaces, including general retail. The agreement may be expanded to include stocking of our products by FCG. FCG currently provides some stocking for our Gotcha!(R) line of products. The agreement does not require minimum purchase amounts.

     Our sales during the two fiscal years ending September 30, 2004, have consisted largely of sales of our Gotcha!(R) child safety product through FutureCom Global, and to a lesser extent of our GPS related products, including IBUS(TM) to Verify Systems and early prototype versions of the TrakJack(TM) product to Positus Corp. During this period, we have generally seen a gradual increase in the total sales on a quarter-to-quarter basis, although we can make no assurance that this trend will continue into any future periods.

PATENTS AND PROPRIETARY RIGHTS

     We currently hold U.S. patents on eight devices and designs and have several domestic patent applications pending. Most of our patent work is focused on protection in the United States today, due to the high cost of acquiring and maintaining patents in other markets. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor, electronics and location industries. Our business plan contemplates that we will generate revenue by entering into strategic joint venture licensing agreements, manufacturing agreements, development agreements, distribution and marketing agreements and other arrangements with firms and/or entities that will either incorporate our technologies into their product offerings or sell them directly to their customers.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

     We generated $77,994 and $63,579 of revenue for the fiscal years ending September 30, 2004 and 2003, respectively. Sales for the year ended September 30, 2004 represent the sale and delivery of product introductions from NSC's Gotcha!(R), WiFi Tracker(TM), and Followit(TM) lines.

     Gross  profit  decreased  to $22,397 in fiscal 2004 from  $37,731 in fiscal
2003.

     Costs and expenses decreased to $952,635 in fiscal 2004 from $981,098 in fiscal 2003.

     Salaries and benefits, of administration and marketing personnel decreased to $393,308 in fiscal 2004, from $438,244 in 2003.

     Research and development expenditures increased to $253,257 for the fiscal year ended September 30, 2004, from $84,301 for the previous fiscal year as we continued to engineer and develop new location tools.

     Stock compensation decreased to $45,421 in fiscal 2004 from $291,658 in fiscal 2003. The most significant factor in the decrease is a result of a reduction in Director's compensation. In fiscal 2003 the majority of the stock compensation expense related to the issuance of vested options to employees and consultants at an exercise price that was below the then-current market value. These options were granted in order to conserve operating cash.

     Other expenses increased in fiscal 2004 to $260,649 from $149,245 in fiscal 2003 as a result of increases in insurance costs, marketing expenses, filing fees, and legal expenses. The 2003 total was reduced by a one time event of approximately $150,000 after we came to a definitive settlement agreement with a service firm resulting in the elimination of approximately $150,000 of short-term liability previously owed by the company.

     We have focused an increasingly significant amount of our time and energy on development of new sources of revenue through the building of new distributor and customer relationships. This has included increased attendance at trade shows, increased expenditures on promotional literature, Internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. We have also spent and plan to continue to spend resources on the development of strategic partnerships with other technology firms to assist our marketing efforts. We will continue to research and implement innovative ways to take its technology expertise and products to market, across our entire portfolio of semiconductor and electronics-related devices.

     In January, 2003 we initiated a restricted stock retainage program or plan ("Stock Retainage Program") to retain key staff during a period of financial difficulty in calendar year 2002. Our board allocated approximately $150,000 in restricted common stock from this Stock Retainage Program as a pool of shares of our restricted common stock, to be granted to key employees at the direction of the board for the year and the next, subject to NSC exceeding sales growth objectives and expense control objectives in 2003. Failure to meet these objectives under the plan would result in serious risk of forfeiture by staff of some or all of these stock grants by all participants. All goals set were team goals. The plan has been used as a tool to achieve salary deferral and other salary concessions from the staff in order to retain key employees during this period of fiscal hardship. The plan's sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January of 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year's program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time, if desired. All of the stock under this program is restricted under SEC Section 144. As of September 30, 2004, none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

     We entered into an agreement in June 2003, to restructure our delinquent outstanding debt and back pay to Mr. Lou Ross, a Director of NSC. NSC and Mr. Ross aggregated the value of all sums currently owed by NSC to Mr. Ross. This included notes executed of approximately $75,000, all salary deferred by Mr. Ross in 2002 of approximately $8,300, and all cash board fees deferred in 2002 by Mr. Ross of approximately $3,000, for a total debt outstanding to Mr. Ross as of June 11, 2003 of approximately $86,500. Mr. Ross agreed to accept one-half of this amount, or $43,250, in restricted NSC common stock issued at the then-current market price of $0.15 cents per share, for a total share grant to Mr. Ross of 288,334 shares. Mr. Ross also agreed to convert the remaining one-half of the total debt outstanding from NSC to him, or $43,250, into a three-year interest free note, with no payments required of NSC until the end of the three-year period, and which could be paid by NSC at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock. With this agreement, NSC no longer has any outstanding delinquent notes to Mr. Ross, and liabilities have been reduced by $43,250.

     Mr. Ross also agreed to take a reduction in his Director's fees for the period from February 2003 to the end of the fiscal year ending in September 2003, and accept 50,000 shares of NSC restricted common stock in lieu of cash for these board services, which was paid to him in stock on June 11, 2003. On September 30, 2003, at the point of his resignation from the Board, Mr. Ross surrendered all options contracts he had received from NSC, which included options to purchase 1,000,000 shares of NSC common stock.

     We expect to continue to increase our focus on sales and marketing of our Location Tools(TM) products for the foreseeable future. This includes significantly increased attendance at trade shows and other product marketing events during the most recent quarters, as well as recent additional investment in product promotion through new outreach programs with the trade press, using new outside public relations resources. Partly as a result of these efforts and others, revenues have begun to be generated from operations. It is thus possible that we may emerge from its development stage status at sometime during the coming year.

LIQUIDITY AND CAPITAL RESOURCES

     NSC has not been profitable and has experienced a cash flow deficit from operations due to its development stage and substantial on-going investment in research and development efforts. Consequently, NSC has been dependent primarily on the sale of equity to fund cash requirements.

     As of September 30, 2004, NSC's cash and cash equivalents totaled $160,214 and total current assets were $267,650. NSC has recently initiated product-marketing efforts after several years of research and development and has not yet reached break even in terms of both cash flow and profitability. NSC has long-term debt of $43,250 as of September 30, 2004. Total liabilities at September 30, 2004 were $532,421.

     We have an accumulated deficit of approximately $22.7 million as of September 30, 2004 which includes approximately $10 million of non-cash transactions, in fiscal years 2000 and 2001, for restricted common stock issued as payment for research, consulting and capital formation expenses. A substantial portion of the consulting expenses related to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. These shares were later returned to us. We expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. Accumulated cash used in operating services from the Company's inception to September 30, 2004 totaled approximately $7.8 million.

     Cash used in operations was approximately $880,334 for the year ended September 30, 2004 compared with approximately $702,560 for the year ended September 30, 2003. The increase in cash used in operations resulted from fewer salary deferrals, the addition of several new permanent employees and contractors to support our efforts in the area of sales, marketing, product engineering and development and to market our products.

     We have financed our operations primarily through the sale of common stock, granting of options, and warrants and through some debt financing. Those activities since 2001 are summarized below.

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

     During the fiscal years ending September 30, 2004 and 2003, NSC issued 160,084 and 946,270 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. During fiscal 2004, the Company granted 790,000 options to NSC consultants and employees to purchase shares of NSC's common stock. The options granted had exercise prices ranging from $0.09 per share to $0.16 per share. The exercise prices were generally below market on the date of grant, and vested. We granted these options as a means of compensation to consultants to conserve operating cash. During fiscal 2003, substantially all option grants were issued to employees.

     At September 30, 2004 there were 18,249,197 outstanding warrants to purchase 18,249,197 shares of common stock, at prices ranging from $0.10 to $0.75, with expiry dates from December 2004 to April 2011. There were 7,412,201 outstanding warrants at September 30, 2003, 412,201 of those warrants held by Coriander Enterprises Limited expired during fiscal year 2004.

     In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants and raised approximately $470,000 in cash and $30,000 in debt forgiveness from this effort. The Company issued 11,625,000 shares of restricted common stock for the cash collected and 500,000 shares of restricted common stock for the forgiven debt, and granted 4,800,000 warrants to purchase common stock at a strike price of $0.30 and 200,000 warrants at a strike price of $0.50 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, and Rule 506 of Regulation D.

     In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. The Company raised from this offering in the fiscal year ending September 30, 2003, approximately $200,000 in cash, and issued 2,500,000 shares of restricted common stock and granted 2,000,000 warrants to purchase common stock at exercise prices ranging from $0.35 and $0.50 per share. The Company has continued to raise funds under this private offering after September 30, 2003. From June 2003 through December 31, 2003, the Company had raised a total of approximately $280,000 in cash from this effort, and issued a total of 3,300,000 shares of restricted common stock and granted a total of 2,400,000 warrants to purchase common stock at exercise prices ranging from $0.35 to $0.75 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

     In January of 2004, we entered into a financing program with a U.S. investment fund. The terms of this program include a six-month Note payable at maturity in July 2004 for $160,000, at an effective annual interest rate of 13%. The transaction also included 640,000 warrants good for three years to purchase the Company's restricted stock, at $0.13 during the first and second year of the warrant's lifetime, and $0.15 during the third and final year of the warrant's lifetime. These warrants include anti-dilution provisions, as well as registration rights in the event that we file an appropriate registration statement with the SEC during the next three years. This $160,000 Note was repaid in full in May of 2004.

     During March 2004 we secured short-term loans in the aggregate principal amount of $36,000. The interest rate on the loan was less than 10% plus minor processing fees. The notes were repaid in full in April 2004.

     On March 15, 2004, NSC commenced a private offering of restricted common stock units through a placement agent. The offer consisted of one share of common stock and a warrant to purchase three quarters of a share of common stock. On June 14, 2004, we completed this private placement with aggregate gross proceeds of approximately $1.1 million and issued 10,334,266 shares of restricted common stock and warrants to purchase 7,750,700 shares of our common stock at an exercise price of $0.11 per share. The warrants have a term of five years, and include certain registration rights. After deducting commissions and other expenses relating to the private placement, we received aggregate net proceeds of approximately $972,864. Additional disbursements by the Company related to the private placement further reduced the net proceeds to $935,044, the majority of which was spent by September 30, 2004. We invested part of the proceeds of the private placement to finance the continued development and marketing of WiFi and RFID related Location Tools(TM) products. We used part of the proceeds for expanded marketing and sales efforts, for further commercialization of our other Location Tools(TM) product line, and for other corporate purposes. The Units were sold to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the "Act") and applicable state exemptions from registration. On June 24, 2004, we filed a Registration Statement on Form SB-2 with the Securities and Exchange
Commission in connection to register the shares. The Securities and Exchange Commission declared the Registration Statement effective on July 7, 2004.

     We believe that our current cash position as of September 30, 2004, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

         ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING NSC AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON NSC'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

AN INVESTMENT IN OUR COMMON STOCK IS VERY RISKY. YOU MAY LOSE THE ENTIRE AMOUNT OF YOUR INVESTMENT.

     Before you invest in shares of our common stock, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report, before you decide whether to purchase the shares of our common stock. The risks set out below are not the only risks we face.

     If any of the following risks occur, our business, financial condition and results of operation could be materially and adversely affected. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment.

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this annual report. These are statements that relate to our expectations for future events and time periods. Generally, the words,
"anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

RISKS RELATING TO OUR BUSINESS

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE MAY NEVER BE PROFITABLE.

     We have generated nominal revenue and significant losses and negative cash flows from our research and development endeavors since we began these activities in 1996. As of September 30, 2004, we had an accumulated deficit of $22,709,680. We had revenue for the fiscal year ended September 30, 2004 of $77,994 and a net loss for the same fiscal year of $951,780. The future profitability of our business will depend primarily on our ability to generate revenues from the sale of our products and the licensing of our technology. If our revenue grows at a slower rate than we anticipate or if our expenditures exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability. Our auditors have issued going concern opinions on our financial statements for the fiscal years ending September 30, 2004 and 2003.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE CONTINUED AVAILABILITY OF KEY EMPLOYEES AND CONSULTANTS INCLUDING MICHAEL GROLLMAN AND GRAHAM CLARK.

     Our success depends substantially on the continued services of our two executive officers, Michael Grollman and Graham Clark. The loss of the services of any of our executive officers or key employees could harm our business. Mr. Grollman and Mr. Clark have entered into employment and non-compete agreements with us, but the loss of their services would have a material adverse effect on our business. In addition to Mr. Grollman and Mr. Clark, we employ or contract with other engineers and scientists who may be also critical to our success, especially Dr. El-Badawy El-Sharawy, who developed the majority of our semiconductor patented products. Both Mr. Clark and Dr. El-Sharawy are foreign nationals, and there is a risk that the Immigration and Naturalization Service
(INS) may at any time withdraw their permission to work in the United States for us. Although our scientists and engineers have entered into confidentiality agreements with us, most have not entered into non-compete agreements with us. The loss of one or more of our research personnel could prevent or delay the ongoing development of our products and services, which would materially and adversely affect our business.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR BUSINESS OR PROSPECTS.

     We are a development stage company with limited revenue. Our business focus changed in 2002 from semiconductor product licensing to development of location tools and we have only a limited operating history on which you can base an evaluation of our business and prospects, with only approximately $141,573 in net revenue generated from this line of business for the two-years ending September 30, 2004. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the electronics and wireless location tools services markets.

WE WILL REQUIRE ADDITIONAL FINANCING IN ORDER TO COMPLETE THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES AND OTHERWISE DEVELOP OUR BUSINESS OPERATIONS. SUCH FINANCING MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

     We changed our business emphasis in 2002 and we do not know if our products will achieve significant levels of market acceptance. We may encounter unforeseen difficulties that may deplete our limited capital resources more rapidly than anticipated.

     We will likely be required to make significant product development expenditures and spend additional money to maintain and expand our marketing efforts. Although we recently completed a private offering that should provide us with sufficient capital for the next twelve months, we may need to seek additional equity financing in the future if our products do not generate revenue or if our expenses are greater than expected. The timing and amount of any capital requirements cannot be predicted at this time. We cannot be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, develop new products or penetrate existing markets at the rate desired and our ability to continue in business may be jeopardized. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that we would not otherwise relinquish. This could have a negative impact on the value of your shares.

WE RELY HEAVILY ON INTERNATIONAL THIRD PARTIES TO MANUFACTURE OUR PRODUCTS.

     We currently lack the facilities to manufacture our products on a commercial scale. If any of our customers require our location tools in commercial quantities in the near term, we will have to rely on one or more third-party contractors, some of which are outside the United States such as Electroconnect, Ltd., to manufacture the products to satisfy the needs of such customers. Reliance on one or more international third-party manufacturers exposes us to the risk that delivery schedules cannot be met, and that we cannot fulfill orders for some of our products in a timely way at the right price in U.S. dollars. An example of a product we make outside the U.S. is our Gotcha!(R) child safety product, which Electroconnect, Ltd makes for us in Scotland. This risk includes the concern that:

     o Third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet customers' needs;
     o Our existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our customers;
     o If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

     Each of these conditions could delay the shipments to our customers, approvals required by regulatory authorities, and the commercialization of some of our customers' products. These risks could also result in higher costs to the customer or could deprive us of potential product revenues.

WE WILL NEED TO SIGNIFICANTLY INCREASE OUR SALES AND SUPPORT OPERATIONS.

     We will need to create and substantially grow our direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales of our products and services. For example, our IBUS(TM) products will require us to gain significant new sales skills in the education market. Our WiFi Tracker(TM) product will require us to gain new skills in the healthcare market. The sale of our products and services will require the engagement of sophisticated and highly knowledgeable sales personnel. Similarly, the anticipated complexity of our products and services and the difficulty of customizing them will require us to hire research and development personnel and customer service and support personnel, highly trained in hardware and software engineering. Competition between us and others to retain qualified sales personnel, engineers, and scientists is intense due to the limited number of available qualified candidates for such positions. Because of our limited resources, many of our competitors are in a financial position to offer potential employees greater compensation and benefits than those that we may be able offer them.

RISKS RELATING TO OUR INDUSTRY

WE MAY BE HELD LIABLE FOR HARM CAUSED BY PRODUCTS THAT OUR CUSTOMERS USE.

     Often times, our products are used to enhance the safety and security of individuals and organizations because they provide real time information on location. For example, our Gotcha!(R) is used to help keep track of children and keep them safe in public places. Should these products fail to perform as intended, or should these products directly or indirectly cause injuries or illness to people, we may be required to incur substantial costs in defending against claims and may be required to pay damages arising from these actions. Although we have liability insurance and will try to limit our liability for improper use of our products, such protections may not be sufficient to protect us from the cost of such claims. Damages awarded in a product liability action could be substantial and if damages exceed our insurance coverage, our financial condition would be negatively affected.

SINCE  MANY  OF OUR  PROSPECTIVE  BUSINESS  PARTNERS  AND  SUPPLIERS  ARE  SMALL
ELECTRONICS AND SOFTWARE COMPANIES, WE ARE AND WILL BE SUBJECT TO RISKS, UNCERTAINTIES AND TRENDS THAT AFFECT THESE SMALL COMPANIES IN THESE INDUSTRIES.

     For the foreseeable future, we will derive a substantial portion of our revenue from selling our products in combination with software and hardware products developed by other companies in areas complementary to our line of business. These are sometimes other small technology companies. As a result, we will be subject to risks and uncertainties that affect the electronic and software industries and possible reduction and delays in research and development expenditures by companies in these industries. For example, our GPS products produce coordinates that are usually displayed on a map to be meaningful. As a result, we have developed partnerships with mapping software companies to help us display this data in ways useful to our customers. For special mapping services such as this, we often deal with small privately-held technology firms, such as Geotechnologies, Inc. for military and related applications, or Verify Systems for school bus tracking software and mapping applications. Although we take certain steps to locate secondary suppliers and partners in each market where we depend on such small suppliers, we are often dependant on these firms to supply us and our customers with key products in a timely way. High costs and delays in product delivery by us to our customers could be experienced as a result of supplier changeover if these suppliers do not perform as we expect them to perform. Additionally, smaller firms that issue us purchase orders for our products to include in offerings to their own customers, such as Verify Systems for our IBUS(TM) product, may not have the financial resources to meet the terms of their purchase orders should they be unsuccessful in generating their own sales to their own customer base in a timely way. These factors could negatively affect our delivery schedules and potentially our financial results.

THE SEMICONDUCTOR AND ELECTRONICS MARKETS EXPERIENCE WIDER DEMAND AND PRICING FLUCTUATIONS THAN MOST OTHER INDUSTRIES.

     We may experience extreme cyclical fluctuations in the demand and supply for our products, which may cause a decline in our sales or the prices of our products and a corresponding decline in our revenues and profitability. For example, our TMOS(R) memory products fall into a class of computer memory products that often see annual price swings of over 50% or more in particular lines of products, according to the reports issued by the Semiconductor Industry Association over the last 10 years. We believe, based on reports from the Semiconductor Industry Association and on the rate at which technologies in these markets become popular, and then rapidly obsolete, that year-to-year price swings in the semiconductor industry can be more extreme than in many other industries. Should we be successful in licensing our semiconductor patented designs at all, these kinds of extreme price swings could delay by several years the development of revenue from these patented semiconductor products.

RISKS RELATING TO OUR TECHNOLOGY

SOME OF OUR WIRELESS TECHNOLOGY IS SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION.

     The wireless electronics industry faces significant regulation by governmental entities in the United States and other countries. The nature and the extent to which these regulations apply to our customers will vary depending on the nature of any of our customer's products. Most of the wireless products developed by us will require regulatory approval by governmental agencies prior to sale. In particular, radios we include in our products will require testing and other approval procedures by the Federal Communications Commission ("FCC") and by foreign regulatory authorities. Some of this work has been completed, such as FCC approval of our Gotcha!(R) child safety product. In some cases, we purchase pre-approved assemblies for use in our products that have existing FCC approval for their radios, such as with our IBUS(TM) products. Other work remains to be done for other products with the FCC before the products can be sold to consumers, such as with the next version of our WiFi Tracker(TM) product. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations can be costly and time consuming, and can cause significant delays in the sale of some of our products.

WE MAY NOT BE ABLE TO LICENSE OR MAINTAIN ACCESS TO THE TECHNOLOGIES THAT WE NEED TO CONDUCT OUR BUSINESS, SUCH AS GPS.

     In addition to the technologies that we develop, we will rely heavily on technologies that we license from other companies or institutions. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. In particular, we depend on wireless technologies such as GPS that have been developed and are owned by others. If we are unable to license the technologies we need in the future, or to license or otherwise acquire such technologies on commercially reasonable terms, we may experience increased costs (and, therefore, reduced profits) or be unable to engage in certain activities that require those technologies. In the case of GPS, we are dependant on the U.S. Department of Defense to operate a large network of GPS satellites safely and at a low cost to consumers into the future, without degrading the signal accuracy. Prior to the year 2000, the Department of Defense degraded GPS accuracy for civilian uses on a regular basis, and has reserved the right to do so again in the future, without warning. Such an action by the Department of Defense could make our GPS based products less accurate, and thus potentially less desirable to our customers, and have a negative effect on our sales.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY, ESPECIALLY OUR LOCATION TOOLS PRODUCT DESIGNS.

     Our rights to a substantial portion of our components products technology are as the assignee of several United States patents and patent applications. We also protect our intellectual property, especially for our location tools, through the use of confidentiality agreements and other trade secret management practices. We also hold U.S. trademarks, such as TMOS(R) and Gotcha!(R). In the case of most of our patented electronic component products, we have a contractual obligation to pay royalties to Dr. El-Badawy El-Sharawy in the event that these products generate any royalties to us, in order to maintain these rights of assignment. Our success will depend largely on our ability to protect and exploit our intellectual property, to obtain additional patents for other technologies and products, to defend patents once obtained, and maintain trade secrets over time. Failure to do so may introduce domestic or foreign competition that could significantly reduce our ability to generate sales at acceptable margins.

RISKS RELATED TO OUR SECURITIES

OUR STOCK PRICE HAS BEEN VOLATILE AND WE EXPECT IT TO REMAIN VOLATILE, WHICH COULD LIMIT INVESTORS' ABILITY TO SELL STOCK AT A PROFIT AT THE TIME OF THE INVESTORS' CHOOSING.

     We have a limited trading market for our common stock, and our common stock has experienced price volatility in that market. In fiscal 2003, our stock price ranged from a high of $0.225 to a low of $0.065 per share, and in fiscal 2004 our stock price ranged from a high of $0.205 to a low of $0.075. This price volatility may substantially increase your risk of loss.

     The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

     o announcements of technological innovations or new commercial products by our competitors or us;
     o    developments concerning proprietary rights, including patents;
     o    regulatory developments in the United States and foreign countries;
     o    economic or other crises and other external factors;
     o period-to-period fluctuations in our revenues and other results of operations;
     o    changes in financial estimates by securities analysts; and
     o    sales of our common stock.

     We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

     In addition, the stock market in general, and the market for electronics companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may have a negative impact on your ability to sell shares of our stock.

OUR ARTICLES OF INCORPORATION ALLOW US TO SELL PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL.

     Our Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any additional vote or action by our shareholders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. For example we could issue preferred stock that has superior rights to dividends or is convertible into shares of common stock. This might adversely affect the market price of the common stock.

TRADING OF OUR COMMON STOCK IS LIMITED.

     Trading of our common stock is conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or "OTC Bulletin Board." This adversely affects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of NSC are included (with an index listing all such statements) in a separate financial section at the end of the Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

     Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internals controls. This framework includes review of accounting detailed records on at least a quarterly basis by multiple senior officers of National Scientific, at least one of whom operates outside of the corporate finance and accounting area, and one of whom operates within the area of corporate finance and accounting. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations. Documentary records are kept of this review process.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of September 30, 2004, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company's disclosure controls and procedures are effective as of September 30, 2004 for a Company its size to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

     There have been no significant negative changes in the our internal control over financial reporting during the year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     These controls and procedures are processes designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and

     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

     Our external auditors, Hurley and Company, have not issued an attestation report on management's assessment of the Company's internal control over financial reporting, as it is not yet required since the Company has less than $75 million in "public float."

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management believes that upon significant future growth in the number of accounting transactions we process, perhaps within the next year, additional review and enhancement of internal controls will be required. Our management is planning to assign additional staff resources to assist with support for growth in the internal controls area when the increase in transaction velocity dictates this as a prudent step in order to maintain our effective level of internal controls.

ITEM 8B. OTHER INFORMATION

     Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors  hold  office  until  the  next  succeeding   annual  meeting  of
shareholders, and until their successors have been elected and qualified.

     The directors, executive officers, significant employees and consultants of National Scientific, their respective ages and positions with us are as follows:

            NAME                AGE                     POSITION
     -------------------       -----     ---------------------------------------
     Michael A. Grollman         43      CEO, Chairman of the Board of Directors
     Graham L. Clark             49      President, Director, Secretary
     Gregory Szabo               51      Director (Outside)


DIRECTORS AND EXECUTIVE OFFICERS

     MICHAEL A. GROLLMAN. Michael Grollman first became Chief Operation Officer in October 2000. Mr. Grollman was named President in April 2001, Chief Executive Officer in January of 2002, Chairman of the Board in December 2002, and Acting Chief Financial Officer in June of 2003. From 1998 to September 2000, Mr. Grollman served as Regional Service Director of MicroAge, Inc., a company that provides customer-configured technology solutions to businesses. He served as General Manager, Executive Vice President and Chief Technology Officer for Advanced Information Systems from 1987 to 1998. Mr. Grollman received his Bachelor of Science degree in chemistry from the State University of New York. He received his MBA from Arizona State University.

     GRAHAM L. CLARK. Graham Clark joined National Scientific in early 2001 as general manager of the sales organization. He became Vice President of Technology Applications & Sales for National Scientific in the spring of 2002, a Director in August of 2002, and became Corporate Secretary in January of 2003. Mr. Clark was named President of National Scientific in September of 2003. For the two years immediately before joining National Scientific, Mr. Clark was the General Manager of the Billet Precision Engineering Group, a privately held manufacturing company providing custom engineering and manufacturing solutions to the semiconductor industry and other related industries. Prior to his tenure with Billet, he worked as Corporate General Manager for Amtech Systems, Inc. a semiconductor equipment manufacturer. Six years prior, he was a founder and senior partner of GC Technology, a private representative organization for semiconductor capital equipment. Mr. Clark has a Bachelor of Science degree in mechanical engineering from Paisley University in Scotland.

     GREGORY SZABO joined National Scientific's board on October 1, 2003 as an outside Director. Mr. Szabo serves on the Board's Audit and Compensation Committees. Mr. Szabo served in various executive positions at Exten
Corporation,   including   President  of  Exten  Corp.   and  CEO  of  MultiCell
Technologies, Inc. from approximately May 2000 to April 2004, where he was responsible for public reporting, fund-raising for the corporation and overall accountability for its subsidiaries, including revenue generation, intellectual property protection and organizational development. Mr. Szabo was also a director at Exten, a publicly traded company (OTC: MUCL.OB). Immediately before joining Exten, Mr. Szabo was for a number of years President and CEO of Titan Scan Corporation, a division of Titan Corporation, with subsidiaries in sterilization, defense, software and communications. Mr. Szabo has held several executive positions with Sunrise Medical Inc., a manufacturer and distributor of numerous institutional and retail products. Mr. Szabo earned a BA in Psychology from the University of Toledo and a MA in Management from the Drucker Graduate School at Claremont University.

SIGNIFICANT ADVISORS AND KEY EMPLOYEES

     EL-BADAWY   EL-SHARAWY,   PH.D.  Dr.  El-Sharawy  is  a  Senior  Scientific
Consultant to us, starting with us in 1996. Dr. El-Sharawy is currently Assistant Professor of Electrical Engineering at Arizona State University's Telecommunications Research Center, Department of Electrical Engineering, and has been there for over ten years. His expertise includes, but is not limited to, microwave circuits, anistropic devices and applied electromagnetics. He is a senior member of IEEE and is a recipient of the 1980 Egyptian Engineering Syndicate Medal of Honor.

     DAVID MANDALA. Mr. Mandala is our Chief Systems Architect. Mr. Mandala serves as lead developer for several GPS tracking product lines and is responsible for research & development, architecture, prototype creation and client product presentations. Most recently prior to joining NSC Mr. Mandala led a group of OLAP developers at Texas Instruments. Mr. Mandala previously worked for NSC during 2002 and 2003. Prior to working for NSC he developed an on-line lab infrastructure for embedded computer hardware and server systems for DevelopOnline Corporation; he developed a number of database and courseware packages for Linuxcare, Inc., and has also made significant technological contributions to Ciba-Geigy, Dragon Medical Interactive Communications, and Sony Corporation. Mr. Mandala received his formal electronics education while serving in the United States Navy.

     OSCAR QUADROS, CHARTERED ACCOUNTANT. Mr. Quadros is our controller, and works for us on a part-time basis. He joined us in late 2002. He is a Fellow of the Institute of Chartered Accountants in Ireland, and is a graduate of University College Dublin, Ireland, with a Bachelor of Commerce, major in Accounting and Economics. From August 1998 to June 2002, he was CFO/Controller at A3T Incorporated & Axxis 3T Inc. of Scottsdale, Arizona. His 40 years of experience in international accounting and finance include senior auditor roles at Alexander MacLennan Trundell & Co., Public Accountants; Atkinson & Boyd, Public Accountants; and as an audit manager at Coopers & Lybrand, Public Accountants. He has also worked as a Director of Accounting at Canadelle Inc. (Subsidiary of Sara Lee Corporation), Canada, and as Vice President Finance/Controller at Jeno Neuman & Sons of Montreal, Canada.

     SUSAN L. REGAN, ESQ. Ms. Regan has been part-time legal counsel for us since 2002. Ms. Regan holds a Bachelor of Science degree from Heidelberg College in Ohio, a Master's Degree in Planning and Resource Management from the University of Alaska, and a Juris Doctorate from the Thomas M. Cooley School of Law in Michigan. She is admitted to practice law in both Washington State and the State of Arizona. She was in part-time private practice for the three years prior to joining us. Previously she was employed with Standard Insurance Company group legal department as an in house counsel.

     KAREN A. FUHRE. Ms. Fuhre is responsible for investor relations for us, and is involved as well in product marketing. She joined us in 2001. She is responsible for investor communications, certain matters surrounding parts of SEC compliance, and strategic planning. Ms. Fuhre is also responsible for our web site, collateral materials, and media relations. Before joining us, Ms. Fuhre spent approximately five years with FINOVA, a publicly traded commercial lender, where she worked with the company's financial and informational communications areas. Ms. Fuhre earned a Bachelor of Science Degree in Marketing from Northwest Missouri State University and a Paralegal Certificate in Civil Litigation from the University of San Diego.

     ERIC HIMMER. Mr. Himmer is a full-time senior wireless design systems engineer for us. Mr. Himmer has more than 25 years of systems and software engineering and programming experience. He is responsible for developing and designing tracking and other firmware and software used in many of the Company's wireless location products such as WiFi Tracker(TM)and IBUS(TM). Before joining NSC, Mr. Himmer was an embedded systems software engineer for GlobespanVirata, Inc. (formerly Intersil) where he designed and developed IEEE 802.11 wireless networking firmware and software systems in conjunction with hardware product development. Prior to that, Mr. Himmer served as a systems programmer and systems engineer for Datapoint Corporation for a number of years. Mr. Himmer has a B.S. in Systems Engineering from the University of Arizona.

     PAUL C. DAVIDSON. Mr. Davidson is a part-time embedded systems development engineer for us. He has more than 20 years of software, hardware, and embedded systems development experience. Mr. Davidson is responsible for implementing new features within our location tools products. Prior to joining us Mr. Davidson developed software, firmware, embedded systems, and device drivers for several firms including C.S. & E. where he was Senior R&D Software Engineer & Team leader and Hypercom Corporation where he was OS/R&D Team leader/Software Engineer. His career experience also includes serving as V.P. of Engineering for Advanced Video Technology, and Engineering Test Manager for Cal Omega Inc.

BOARD OF DIRECTORS

     Our business is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board met eight (8) times during fiscal 2004. Each serving director attended 100% of the meetings held in 2004 by the Board and the committees of the Board on which such director served. The Board of Directors was made up of three members during substantially all of fiscal 2004. Michael A. Grollman has been a director since November of 2000. Graham L. Clark has been a director since August of 2002. Former director Mr. Lou Ross retired from the board on September 30, 2003 for personal reasons, citing no conflicts with management or board policy. Mr. Szabo joined the board on October 1, 2003. Currently, our Board of Directors consists of three members, Michael A. Grollman, Chairman, Graham L. Clark, Secretary, and Gregory Szabo. These Board members were re-elected by shareholder vote in March 2004.

AUDIT COMMITTEE

     Our Board's audit committee was established in December 2000. The audit committee met three (3) times during calendar year 2004. Mr. Greg Szabo is chairman of our audit committee as an outside director and financial expert, and is currently its sole member. The audit committee has reviewed our financial statements for the fiscal year ended September 30, 2004, as audited by Hurley & Company, National Scientific's independent auditors. Hurley & Company has discussed these financial statements with management and the audit committee.

     AUDITOR

     Our independent auditor is Hurley & Company, based in California. This firm is licensed to practice public accounting by the State of California, and is also registered with the Public Company Accounting Oversight Board. The senior audit partner Mr. Michael Hurley is also licensed to practice public accounting in Arizona. Our shareholders in each of the last three fiscal years have ratified the use of this firm.

     Hurley & Company billed us approximately $18,100 for the following professional services: audit of the annual financial statements for the fiscal year ended September 30, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the quarterly periods ended December 31, 2003, March 31, 2004 and June 30, 2004.

     During the last two fiscal years we have had no changes in or disagreements with our auditors on accounting or financial disclosure.

     ALL OTHER FEES

     Hurley & Company billed us, approximately $1,500 for other services during the fiscal year ended September 30, 2004 for audit services in connection with the filing of a registration statement on Form SB-2 with the Securities and Exchange Commission.

     REVIEW OF AUDITED FINANCIAL STATEMENTS & REPORT OF THE AUDIT COMMITTEE

     The audit  committee  has  reviewed  and  discussed  the audited  financial statements with management. The audit committee has discussed with the independent auditors the matters required to be discussed by SAS 61. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees) and has discussed with the independent accountant the independent accountant's independence. Based on the review and these discussions, the audit committee recommended to the board of directors that the audited financial statements be included in the company's Annual Report on Form 10-KSB for the last fiscal year for filing with the Commission.

     FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES AND OTHER SERVICES

     We did not engage Hurley & Company to provide services to us regarding financial information systems design and implementation during the fiscal year ended September 30, 2004. The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining Hurley & Company's independence, and has decided not to secure such services from Hurley & Company at this time in that area.

COMPENSATION COMMITTEE AND BOARD COMPENSATION

     Our board's Compensation Committee was established in March 2003. The Compensation Committee met once during calendar year 2003, and has met once so far in calendar year 2004. Mr. Greg Szabo currently heads our Compensation
Committee as an outside director, and is currently its sole member. The Compensation Committee approved the executive compensation plan for the fiscal years ending September 30, 2003 and 2004, respectively.

     Our board as a whole approves board member compensation. This plan was approved by the Board originally in 2000, and was amended in the summer of 2003. Currently, employees of National Scientific who also serve on the board receive no additional compensation for board service. All newly appointed non-employee directors appointed after the end of fiscal year 2002 will be provided with a one-time grant of 20,000 shares of National Scientific restricted common stock upon original appointment to the board. This stock will be subject to forfeiture back to us should the Director for any reason not serve a full term on the board at least up to the next annual meeting of shareholders.

     Additionally, non-employee directors will also be paid $1,250 per board meeting, which includes telephonic board meetings as well as face-to-face board meetings. The $1,250 fee will be in the form of $250 cash and $1,000 of National Scientific restricted common stock. The restricted common stock will be at risk of forfeiture if the director does not serve his complete term. The fee will not be paid for telephone conversations involving Board members or others where no formal board meeting has been declared, or for normal committee meetings. Non-employee directors will also be paid retrospectively a quarterly retainer of 10,000 options (as defined in the 2000 NSC Stock Option Plan) to purchase free trading National Scientific common stock at the end of each fiscal quarter they have served. The options will be immediately vested at point of grant, and will be issued at an exercise price equal to the average closing price for our common stock for that quarter. Non-employee directors who serve on a board committee, such as the audit or compensation committees, will also be paid retrospectively a quarterly additional retainer of 10,000 options, as defined in the 2000 National Scientific Stock Option Plan, to purchase free trading common stock. The options will be immediately vested at point of grant, and will be issued at an exercise price equal to the average closing price for National Scientific's common stock for that quarter. Non-employee directors who serve on multiple committees will be paid this bonus only once for general committee service, however, as it is not paid for each committee of service. All directors are paid any reasonable out of pocket expenses required to attend board meetings, such as travel, if any.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of the our outstanding Common Stock, to file certain reports of ownership with the Commission within specified time periods. Such officers, directors, and shareholders are also required by Commission's rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on our review of such forms, all requirements received by it, or written representations from certain reporting persons, we believe that between October 1, 2002 and September 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

CODE OF ETHICS

     Our board adopted on July 28, 2004, a code of ethical conduct that applies to our principal executive officers and principal financial officer. Its purpose is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer, compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. A copy of this code has been filed with the Securities and Exchange Commission. An additional copy can be found on our website at WWW.NATIONAL-SCIENTIFIC.COM or by writing to the Company and requesting one.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding annual and long-term compensation for services rendered to us during the fiscal years ended September 30, 2004, 2003, and 2002 to the Chief Executive Officer of National Scientific, and other named executive officers who served us in fiscal year 2004 and whose total salary and non-cash compensation exceeded $100,000 for the applicable fiscal periods. The table below includes salary earned and paid in the fiscal year ended September 30, 2004.

SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                                                    ----------------------------------
                                       ANNUAL COMPENSATION                   AWARDS            PAYOUTS
                                 -------------------------------    -----------------------    -------
                                                        OTHER       RESTRICTED   SECURITIES
                                                       ANNUAL         STOCK      UNDERLYING     LTIP        ALL OTHER
   NAME AND PRINCIPAL    FISCAL  SALARY    BONUS    COMPENSATION     AWARD(S)     OPTIONS/     PAYOUT     COMPENSATION
        POSITION          YEAR   ($)(1)     ($)          ($)          ($)(2)      SARS (#)       ($)         ($)(3)
-----------------------  ------  -------   -----    ------------    ----------   ----------    -------    ------------
Michael A. Grollman       2004    94,200      --              --            --           --         --          70,800
CEO, Chairman (4)         2003    64,640      --              --            --           --         --          70,360
                          2002   138,000      --              --        78,750           --         --          43,500

Graham L. Clark           2004   101,100      --              --            --           --         --          41,400
President, Director (5)   2003    69,639      --              --            --           --         --          50,360
                          2002    75,385      --              --        63,000           --         --          15,624

Lou L. Ross               2004        --      --              --            --           --         --              --
Former CEO &              2003        --      --              --        17,650           --         --              --
Chairman (retired) (6)    2002    86,000      --          12,700         4,500           --         --              --

Sam H. Carr               2004        --      --              --            --           --         --              --
Former CFO (7)            2003        --      --          32,362            --           --         --              --
                          2002   160,275      --          34,166            --           --         --              --

Gregory Szabo             2004        --      --              --            --           --         --           2,250
Director (8)

-------------------
(1) Unpaid wages in this table are subject to Agreements with listed persons that allow for interest of approximately prime rate plus 2% accruing on those unpaid wages until paid. These accruals for interest are shown as approximate through fiscal year-end September 2004.
(2) Stock grants included in this column are for common stock valued at 90% of the closing sales price for such shares on the date of grant. Closing sales price at fiscal year end September 2004 was approximately $0.075 per share, and closing sales price at fiscal year end September 2003 was approximately $0.16 per share.
(3) Includes unpaid salary forgone at the election of executive officers Grollman and Clark pursuant to a registrant program under which stock, stock-based or other forms of non-cash compensation may be received by a named executive in lieu of a portion of annual compensation earned in a covered fiscal year.

(4)  Salaries  of  $70,800,  $70,360  and  $43,500  were not  paid in cash,  but deferred to a future period for fiscal years 2004, 2003 and 2002 respectively. Subsequent to September 30, 2002, Mr. Grollman exchanged $10,000 of this deferred salary for a B Unit in our November 2002 Private Placement Offering for 125,000 shares of restricted stock and 100,000 common stock purchase warrants exercisable at a price of $0.50 per share, thus reducing 2002 unpaid wages for that year to $33,500. Other Compensation for 2002 also includes $78,750 for common stock grants subject to risk of forfeiture if calendar 2004 sales do not meet or exceed key targets, and in exchange for salary reduction in calendar year 2003 of $60,000 (See Note 2 above and Employment Agreements below). In December 2003 Mr. Grollman agreed to convert approximately $150,000 of his back pay and accrued vacation pay to our restricted common stock, at a rate equal to the then currently available private placement share price of $0.10 per share. Mr. Grollman received this stock in January of 2004. Also subsequent to fiscal 2004 year-end, Mr. Grollman deferred $6,000 of his October and $5,000 of his November monthly salary of $15,000 to a future period. During fiscal 2004 and up to November 2004, Mr. Grollman's share of contributions to the Company's health insurance program of approximately $8,544 were deducted from the balance of wages owing, leaving as of the end of November 2004, unpaid wages of approximately $55,090 accrued vacation pay of approximately $15,816 and accrued interest on deferred salary of approximately $8,998 for a combined total of approximately $79,904.
(5)  Salaries  of  $41,400,  $50,360  and  $15,624  were not  paid in cash,  but deferred to a future period for fiscal years 2004, 2003 and 2002 respectively. Subsequent to September 30, 2002, Mr. Clark exchanged $10,000 of deferred salary for a B Unit in our November 2002 Private Placement Offering for 125,000 shares of restricted stock and 100,000 common stock purchase warrants exercisable at a price of $0.50 per share. Other compensation for 2002 also includes $63,000 for restricted common stock grants subject to risk of forfeiture if 2004 sales do not meet or exceed key targets (See Note 2 above and Employment Agreements below). Also subsequent to September 30, 2004 year-end, Mr. Clark deferred $3,500 of his October and $2,500 of his monthly salary of $12,500 to a future period. During fiscal 2004 and up to November 2004, Mr. Clark's share of contributions to the Company's health insurance program of approximately $9,967 were deducted from the balance of wages owing, leaving as of the end of November 2004, unpaid wages of approximately $87,574, accrued vacation pay of approximately $22,263 and accrued interest on deferred salary of approximately $8,047 for a combined total of approximately $117,884.
(6) Other Compensation for 2003 and 2002 includes common stock grants paid as board service fees. Mr. Ross resigned as an employee in January of 2002 and as a director in September 2003.
(7) Other Compensation for 2003 includes $32,362 of contractor fees for services rendered in the six months to March 2003, of which approximately $17,083 remains unpaid. For 2002 salary of $30,173 was not paid out in cash, but deferred to a future period, and remains unpaid, including all accrued vacation through July 2002, plus an estimated $1,500 in interest through September 30, 2002. Other Compensation for 2002 includes $34,166 of contractor fees for services rendered in August and September of 2002, of which $21,337 remains unpaid. Subsequent to year ending September 2002, $10,000 of other deferred contractor fees was exchanged by Mr. Carr for an A Unit in the Company's November 2002 Private Placement Offering for 250,000 shares of restricted stock and 100,000 Common Stock purchase warrants exercisable at a price of $.30 per share. Other Compensation in 2001 for Mr. Carr includes the value of options granted at an exercise price below the market value of the stock on the date of grant. Mr. Carr resigned in July 2002 as an employee and a director. (See Employment Agreements below).
(8)  Other Compensation for 2004 includes $2,250 for board fees.

LONG TERM INCENTIVE PLANS - AWARDS IN THE LAST FISCAL YEAR

     The table below describes all Long Term Incentive Plans under which awards were given to the named executive officers during the last fiscal year. These awards fall under our employee stock retainage program.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
             ------------------------------------------------------

                                                             ESTIMATED FUTURE PAYOUTS UNDER NON-
                                           PERFORMANCE OR         STOCK PRICED-BASED PLANS
                                            OTHER PERIOD     -----------------------------------
                              NUMBER OF        UNTIL
                               SHARES      MATURATION OR     THRESHOLD    TARGET        MAXIMUM
          NAME                 (#)(1)          PAYOUT        ($ OR #)     ($ OR #)      ($ OR #)
-----------------------       ---------    --------------    ---------    --------      --------
Michael A. Grollman (2)       1,250,000    Dec 2004
Graham L. Clark (3)           1,000,000    Dec 2004

--------------
(1) All grants in this table are based on our fiscal year 2002 stock retainage program. Our board implemented this program in September 2002, and shares were granted at that time. Actual issuance of shares for the named executive participants took place in January of 2003. Our board allocated approximately $150,000 in common stock from this Stock Retainage Program pool of shares, to be granted to key employees during the year, subject to National Scientific exceeding sales growth objectives and expense reduction objectives, and subject to the employees remaining with us through the next 15 months, or longer, if the awards were not earned after 15 months. Failure to meet these objectives under the plan can result in the forfeiture by staff of some or all of the stock grants by all participants. These goals were the same for all plan participants, which included other non-executives, as well the named executives. These goals were not met in calendar year 2003. In January of 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year's program, giving plan participants an additional year to fully earn this stock grant.
(2) Mr. Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004.
(3) Mr. Clark was granted 500,000 shares of stock from our Stock Retainage Program pool of shares discussed above, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004.

OPTION/SAR GRANTS AND EXERCISES OF OPTIONS/SAR GRANTS DURING LAST FISCAL YEAR

     No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs (including options and SARs that subsequently have been transferred) were made during the fiscal year ending Septembers 30, 2004, to any of the named executive officers, nor did any of the named executive officers exercise any options or SAR grants during that period.

EMPLOYEE STOCK RETAINAGE PLAN

     In September 2002, by unanimous vote, our board initiated a restricted stock retainage program or plan ("Stock Retainage Program") to retain key staff during a period of financial difficulty in calendar year 2002. The board allocated approximately $150,000 in restricted common stock from this Stock
Retainage Program as a pool of shares of our restricted common stock, to be granted to key employees at the direction of the board for the year and the next, subject to National Scientific exceeding sales growth objectives and expense control objectives in 2003. Failure to meet these objectives under the plan would result in serious risk of forfeiture by staff of some or all of these stock grants by all participants. All goals set were team goals. The plan has been used as a tool to achieve salary deferral and other salary concessions from the staff during this period of fiscal hardship, in order to retain key employees during this period. The plan's sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January of 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year's program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. The board may extend this plan into calendar year 2005 at its direction. No new shares were added to the plan in 2004, although plan participants were able to convert some long-term back pay into restricted stock at that time, if desired. As of the date of this report, the plan currently covers officers Michael Grollman and Graham Clark, and employees who are not officers including Oscar Quadros, Karen Fuhre, and Paul Davidson. The plan has not been submitted to our shareholder's for approval. A sample agreement for the plan is included as an exhibit to this report.

EMPLOYMENT AGREEMENTS

     We engaged Mr. Grollman as an independent contractor from October 7, 2000 until November 30, 2000. He was paid $15,000 monthly for his services as an independent contractor. Effective December 1, 2000, Mr. Grollman became an employee of National Scientific under a one-year contract to serve as our Chief Operating Officer. Mr. Grollman was named President in April 2001. The contract automatically renews for additional one-year terms unless either party chooses to terminate, and it remains in force through at least calendar year 2004. Mr. Grollman's contract calls for an annual gross salary of $180,000, payable semi-monthly. Also in accordance with the contract, on December 1, 2000, we granted Mr. Grollman 100,000 shares of common stock; subject to risk of forfeiture should Mr. Grollman not fulfill his employment agreement. Also on December 1, 2000, we granted Mr. Grollman 500,000 vested options to purchase common stock at the closing sales price of the common stock on December 1, 2000. Additional option grants are included in Mr. Grollman's employment contract for each whole dollar amount increase in the market value of our Common Stock. The whole dollar amount increase is measured over a moving two-week average. For each whole dollar amount attained between $1 and $15 inclusive, Mr. Grollman will receive 75,000 options at the whole dollar amount option price. Mr. Grollman is also entitled to additional options at various but declining levels for increases in stock value up to $50 per Common Share. In the event of a change in control or sale of substantially all the assets of National Scientific, the employment agreement between Mr. Grollman and us automatically terminates, and Mr. Grollman is to receive one hundred fifty percent (150%) of the then current year's annual salary.

     In January of 2002 Mr. Grollman agreed to defer 20% of his salary until such a time as cash was more available, reducing his immediately payable cash salary to $12,000 per month. For September, October, and November of 2002, Mr.

Grollman deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. Mr. Grollman agreed from January 2003 through December 2003 to reduce his total payable salary for the 2003 year to $120,000 per year. In addition to this reduction, during the year ended September 30, 2003 Mr. Grollman deferred $70,360 of his salary and was paid $64,640 in cash. For the three months ending December 31, 2003, Mr. Grollman deferred $19,900 in salary and was paid $10,100 in cash. For the fiscal year ended September 30, 2004 salary of $70,800 was not paid in cash, but deferred to a future period. Also subsequent to fiscal 2004 year-end, Mr. Grollman deferred $6,000 of his October and $5,000 of his November monthly salary of $15,000 to a future period. For calendar year 2004, Mr. Grollman agreed to defer up to $30,000 of his contracted pay as needed.

     In September 2002, our board initiated a restricted stock retainage program ("Stock Retainage Program") to retain key staff during a period of financial difficulty in calendar year 2002. The board allocated approximately $150,000 in common stock from this Stock Retainage Program pool of shares, to be granted to key employees during the year, subject to National Scientific exceeding sales growth objectives and expense reduction objectives in 2003. Failure to meet these objectives under the plan would result in the forfeiture by staff of this entire stock grant by all participants. These goals were not met in calendar year 2003. In January of 2004, our Board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year's program, giving plan participants an additional year to fully earn this stock grant. On August 19, 2003, a participant of the plan left us and his grant of 800,000 shares were forfeited at the average market price per share of $0.15. On September 30, 2003 the 800,000 shares of common stock resulting from the forfeiture was allocated to the plan. We issued this stock under the terms of the plan to several employees in 2004 who are not officers or directors of National Scientific.

     Mr. Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004.

     In December 2003 Mr. Grollman agreed to convert approximately $150,000 of his back pay and accrued vacation pay to our restricted common stock, at a rate equal to the then currently available private placement share price of $0.10 per share. Mr. Grollman received this stock in January of 2004.

     Our board of directors is also considering granting approximately 500,000 additional options to Mr. Grollman in calendar year 2004 based on the achievement of calendar year 2004 business objectives, including such areas as product development and customer base development. The plan has been approved by the board of directors, subject to availability of sufficient options in the plan. These options have not been issued.

     Mr. Clark was hired in December 2000 as manager of the sales organization. His salary was $120,000 per year base salary, plus commission on sales. He became Vice President of Technology Applications & Sales for us in September 2001, and a director and a corporate officer in August of 2002. In January of 2003, Mr. Clark entered into a one-year employment agreement with National Scientific to serve as Vice President of Technology Applications & Sales. In June of 2003 Mr. Clark was named President of National Scientific. The contract automatically renews for additional one-year terms unless either party chooses to terminate. Mr. Clark's contract provides for an annual gross salary of $150,000, payable monthly. In the event of a change in control or sale of substantially all our assets, the employment agreement between Mr. Clark and

National Scientific automatically terminates, and Mr. Clark is to receive fifty percent (50%) of the then current year's annual salary.

     For September, October, and November of 2002, Mr. Clark deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. During the year ended September 30, 2003 Mr. Clark deferred $50,360 of his salary and was paid $69,640 in cash. During the year ended September 30, 2004 Mr. Clark deferred $41,400 of his salary and was paid $101,100 in cash. Also subsequent to fiscal 2004 year-end, Mr. Clark deferred $3,500 of his October and $2,500 of his monthly salary of $12,500 to a future period.

     Mr. Clark was granted 500,000 shares of stock from our Stock Retainage Program pool of shares discussed above, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004.

     Our board of directors is also considering granting approximately 500,000 additional options to Mr. Clark in calendar year 2004 based on the achievement of calendar year 2004 business objectives, including such areas as product development and customer base development. The plan has been approved by the board of directors, subject to availability of sufficient options in the plan. These options have not been issued.

     Throughout fiscal 2000, Mr. Ross was engaged as an independent contractor for National Scientific. As such, Mr. Ross was paid a monthly fee of $9,500, subject to cash availability. Effective December 1, 2001, Mr. Ross became an employee of National Scientific. Throughout fiscal 2001 and continuing into 2003, Mr. Ross served without a written contract and was paid $9,500 monthly. In addition, in connection with an equity transaction involving Mr. Ross and his spouse in September 1999, the Board of Directors granted Mr. Ross the right to receive 4% of our gross revenues. In partial consideration for the forgiveness of this right to 4% of our future revenues, National Scientific agreed to issue 500,000 restricted shares of our common stock to Mr. Ross. The 500,000 shares are subject to the terms of a Restricted Stock Award Agreement, which required that the shares issued be released only when the market price of the stock exceeds $2.50 per share.

     Subsequent to fiscal year end 2001, National Scientific granted Mr. Ross options to purchase an aggregate of 750,000 shares of common stock. The options consist of ten separate groups of 75,000 shares each, whose exercise prices range from $1 to $10 per share, which vest when the previous five day average market price exceeds even dollar levels beginning with $1 per share through $10 per share. On September 30, 2003, these options were forfeited and returned to us.

     In February of 2002, Mr. Ross resigned as an employee of National Scientific, and became a part-time contractor, paid at a rate of $10,000 per month, of which 20% would be deferred until a future date. The term of the agreement was two years and it required that Mr. Ross provide approximately 80 hours per month management-consulting services to us and serve as a director. In July 2002 National Scientific and Mr. Ross amended the contract to eliminate mandatory monthly minimum cash payments and minimum hours per month for on-going consulting duties other than his responsibilities as a director. Under this revised contract, Mr. Ross was paid a director's fee of $2,500 per month in our restricted common stock. In February 2003 this contract was again revised, and from February 2003 to September 30, 2003 Mr. Ross agreed to take a reduction in his director's fees and accept 50,000 shares of common stock in lieu of cash for board services for the entire six-month period. Mr. Ross retired from the board on September 30, 2003. His major contract duties as a consultant with us ended in February 2004, although some confidentiality provisions of this agreement continue into 2005.

     Mr. Carr served us as an independent contractor from October 15, 2000 until November 30, 2000. He was paid $13,750 monthly for his services. Effective December 1, 2000, Mr. Carr became employed under a one year contract to serve as our Chief Financial Officer. The contract automatically renewed for additional one-year terms unless either party elected to terminate. Mr. Carr's contract provided for an annual gross salary of $180,000, payable semi-monthly. Also in accordance with the contract, on December 1, 2000, we granted Mr. Carr 100,000 vested options to purchase common stock at a price equal to 25% of the closing price per share on December 1, 2000. Also on December 1, 2000, we granted Mr. Carr 500,000 vested options to purchase common stock at the closing sales price of the shares on December 1, 2000. Additional option grants were included in Mr. Carr's employment contract for each whole dollar amount increase in the market value of our Common Shares. The whole dollar amount increase is measured over a moving two-week average. For each whole dollar amount attained between $1 and $15 inclusive, Mr. Carr would receive 75,000 options at the whole dollar amount option price. Mr. Carr was also entitled to additional options at various but declining levels for increases in stock value up to $50 per common share.

     From January of 2002 through July of 2002, Mr. Carr deferred 20% of his salary, subject to future cash availability, reducing his monthly salary cash payments to $12,000 per month.

     In July of 2002, Mr. Carr resigned as CFO and also as an employee and a company director, and became a full-time non-employee contractor for us. He signed a one-year contract, the terms of which were similar to his previous company employment contracts, although all employee-related benefits were eliminated, and his hourly rate of pay was changed to approximately $97 per hour, or approximately $17,000 per month. In November 2002, National Scientific and Mr. Carr amended this contract to eliminate mandatory monthly payments. Mr. Carr was retained on this basis during the month of December 2002 to assist with preparation of our annual report and other matters, for which he was paid approximately $12,000 in cash. In January 2003 Mr. Carr and National Scientific agreed to secure his services as a financial consultant for a minimum retainer of ten hours per month at a rate of $120 per hour. This retainer agreement ended on April 1, 2003.

     In January 2003, we, under our Restricted Stock Retainage Plan initiated in September 2002, issued 2,550,000 shares of common stock at an average price of $0.06 or 90% of the price on the grant date of September 30, 2002. These grants were provided originally to Michael Grollman, Graham Clark, David Mandala, and Karen Fuhre. Mr. Mandala left the firm in mid-2003, and his shares under the plan were reallocated to Oscar Quadros and Paul Davidson. These stock grants were contingent upon National Scientific achieving sales targets for calendar year 2003. Should these targets not be met, these shares would be forfeited, or we and the employees involved in the program would elect to establish new goals for calendar year 2004, in order to motivate the staff to perform and simultaneously conserve cash resources during the next calendar year, using the same stock grants, as yet unearned, as long term incentive.

     During the fiscal years ending September 30, 2004 and 2003, we issued 160,084 and 946,270 shares, respectively, of our common stock to our consultants in lieu of cash compensation. During fiscal 2004, we granted 790,000 options to our consultants and employees to purchase shares of our common stock. The options granted had exercise prices ranging from $0.09 per share to $0.16 per share. The exercise prices were generally below market on the date of grant, and vested. We granted these options as a means of compensation to consultants to conserve operating cash. During fiscal 2003, substantially all option grants were issued to employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information, as of November 30, 2004, concerning the beneficial ownership by (i) all current directors, (ii) each of our named executive officers, (iii) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (iv) all of our directors and executive officers as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that their respective spouses share authority under applicable law.

                                                 NUMBER OF
                                               COMMON SHARES         PERCENT OF
                                               BENEFICIALLY         OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)         OWNED (2)             SHARES
----------------------------------------       -------------        -----------
Michael A. Grollman                                4,066,000 (3)        4.8%
Graham L. Clark                                    1,451,667 (4)        1.7%
Gregory Szabo                                        157,240 (5)        0.2%

All executive officers and directors as
  a group (3 persons)                              5,674,907            6.7%

-------------
(1) The business address for all directors and officers is c/o National Scientific Corporation, 14505 North Hayden Road, Suite 305, Scottsdale, Arizona 85260-6951.
(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon the approximately 84,350,657 shares of Common Stock outstanding as December 27, 2004.
(3) Includes 1,050,000 shares underlying currently exercisable stock options and warrants, and 2,750,000 shares of restricted Common Stock subject to substantial risk of forfeiture.
(4) Includes 326,667 shares underlying currently exercisable stock options and warrants and 1,000,000 shares of restricted Common Stock subject to substantial risk of forfeiture.
(5) Includes 80,000 shares underlying currently exercisable stock options and warrants and 77,240 shares of restricted Common Stock subject to substantial risk of forfeiture.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2002, Mr. Lou Ross, the former Chairman of the Board, and a Director until September 30, 2003, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 66,806 restricted common shares at an average price on the date of grant of $0.11 per share.

     In June 2003, we entered into an agreement to restructure and repay an outstanding debt to Mr. Lou Ross, a Director of National Scientific. Together with Mr. Ross, we aggregated the value of all sums we currently owed to Mr. Ross. This included notes executed of approximately $75,000, all salary deferred by Mr. Ross in 2002 of approximately $8,300, and all cash board fees deferred in 2002 by Mr. Ross of approximately $3,000, for a total amount payable to Mr. Ross as of June 11, 2003 of approximately $86,500. Mr. Ross agreed to accept one-half of this sum, or $43,250, in restricted common stock issued at the then-current market price of $0.15 cents per share, for a total share grant to Mr. Ross of 288,334 shares. Mr. Ross also agreed to convert the remaining one-half of the total debt outstanding from us to him, or $43,250, into a three-year interest free note, with no payments required by us until the end of the three-year period, and which could be paid by us at any time before the three-year period elapses with either cash or its restricted common stock or a combination of cash and stock. With this agreement, we no longer have any outstanding delinquent notes to Mr. Ross, and our liabilities have been reduced by $43,250, though he remains a significant stockholder of ours.

     Mr. Ross also agreed to take a reduction in his Director's fees for the period from February 2003 to the end of the fiscal year ending in September 2003, and to accept 50,000 shares of our restricted common stock in lieu of cash for these board services, which was paid to him in stock on June 11, 2003. On September 30, 2003, at the point of his resignation from the Board, Mr. Ross surrendered all stock options he had received from us.

     On September 30, 2002 we started a restricted Stock Retainage Program to retain key staff during a period of financial difficulty with significant periods of cash wage deferrals. We allocated approximately 3,350,000 shares with a current market value of $150,000 from this Stock Retainage Program pool of shares in fiscal 2002, to be granted to key personnel. Grants from this pool of shares have been made to Michael Grollman, Graham Clark, Karen Fuhre, Oscar Quadros, and Paul Davidson. As of the date of this report, none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

WHERE YOU CAN FIND MORE INFORMATION

     We file reports and other information with the U.S. Securities and Exchange Commission. You may read and copy any document that we file at the SEC's public reference facilities at 450 Fifth Street N.W., Room 1024, Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are also available to you free of charge at the SEC's web site at www.sec.gov.

     Copies of publicly available documents that we have filed with the SEC can also be inspected and copied at the offices of the National Association of Securities Dealers, Inc., 1735 K. Street, N.W., Washington, D.C. 20006.

     You should only rely upon the information included in or incorporated by reference into this annual report and the exhibits to the annual report. We have not authorized anyone to provide you with additional or different information. You should not assume that the information included in or incorporated by reference into this annual report is accurate as of any date later than the date on the front of the annual report.

     We have not authorized any person to provide you with information different from that contained or incorporated by reference in this annual report. The information contained in this annual report is accurate only as of the date of this report, regardless of the time of delivery of this annual report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------    ---------------------------------------------------------------------

  3.1      Articles of Incorporation(1)
  3.2      Bylaws(2)
 10.1 Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
 10.2 Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
 10.3 NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
 10.4      Amended and Restated 2000 Stock Option Plan(3)
 10.5      Form of 2004 Stock Retainage Plan Agreement(6)
 10.6 Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
 10.7 Agreement Regarding Distribution and Marketing of Gotcha!(R) Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
 10.8 Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS(TM) School Child Tracking Systems(5)
 10.9 Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
 10.10 Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
 10.11 Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
 14        Code of Ethics(7)
 31        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
 32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

--------------
(1) Incorporated by reference to the Registrant's Form 10-SB filed on or about January 3, 2000.
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4) Incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5) Incorporated by reference to the Registrant's Form S-8 filed on or around June 3, 2003.
(6) Incorporated by reference to the Registrant's Form SB2 filed on or around June 24, 2004.
(7) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

(b)  Reports on Form 8-K

The Company filed one Report on Form 8-K on April 15, 2004 relating to the initial closing of a private placement of its common stock units.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NATIONAL SCIENTIFIC CORPORATION


Date: December 29, 2004    By: /s/ Michael A. Grollman
                               -------------------------------------------------
                               Director, Chief Executive Officer, Acting Chief Financial Officer, and Chairman


                           By: /s/ Graham L. Clark
                               -------------------------------------------------
                               Director, President, and Secretary


                           By: /s/ Gregory Szabo
                               -------------------------------------------------
                               Director

                         NATIONAL SCIENTIFIC CORPORATION

                          AUDITED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND DEVELOPMENT STAGE

                                      INDEX

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                     F-2

Balance Sheets (September 30, 2004 and 2003)                                F-3

Statements of Operations (Years Ended September 30, 2004, 2003
and Development Stage)                                                      F-4

Statements of  Shareholders' Equity (Seven Years Ended
September 30, 2004, and Development Stage)                                  F-5

Statements of Cash Flows (Years Ended September 30, 2004, 2003
and Development Stage)                                                      F-12

Notes to Financial Statements (Years Ended September 30, 2004, 2003
and Development Stage)                                                      F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors,
National Scientific Corporation

     We have audited the accompanying balance sheets of National Scientific Corporation (a development stage Company) as of September 30, 2004 and 2003, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2004 and from September 30, 1997 (inception of development stage) to September 30, 2004. These financial statements are the responsibility of National Scientific Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004 and from September 30, 1997 (inception of development stage) to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that National Scientific Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, National Scientific Corporation is in the development stage, has not yet generated significant revenues, and is dependent upon raising capital from investors. Additionally, National Scientific Corporation has incurred aggregate losses during the past two years of over $1,900,000 and has a total shareholders' deficit of over $200,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hurley & Company

Granada Hills, CA
October 20, 2004

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003

                                                       2004            2003
                                                   ------------    ------------
                                      ASSETS

Current Assets:
   Cash and cash equivalents                       $    160,214    $     17,903
   Trade receivables, net                                25,797          28,200
   Inventory                                             66,150           9,700
   Other assets                                          15,489          16,926
                                                   ------------    ------------
           Total current assets                         267,650          72,729

Property and equipment, net                              21,021          32,081
Deposits                                                  5,031           5,031
                                                   ------------    ------------
                                                   $    293,702    $    109,841
                                                   ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                $    148,187    $    185,725
   Accrued expenses                                     340,984         457,695
   Deposits                                                  --          20,000
   Notes payable, current                                    --          10,000
                                                   ------------    ------------
           Total current liabilities                    489,171         673,420

Notes payable, net of current portion                    43,250          43,250
                                                   ------------    ------------
           Total liabilities                            532,421         716,670

Commitments and contingencies                                --              --
                                                   ------------    ------------
Shareholders' equity (deficit):
   Preferred stock, par value $0.10;
     4,000,000 shares authorized, and
     no shares issued and outstanding                        --              --
   Common stock, par value $0.01;
     120,000,000 shares authorized, and
     shares issued and outstanding 84,330,669
     and 70,633,819 at September 30, 2004 and
     2003, respectively                                 843,307         706,338
   Additional paid-in capital                        21,627,654      20,444,733
   Accumulated deficit                              (22,709,680)    (21,757,900)
                                                   ------------    ------------
           Total shareholders' equity (deficit)        (238,719)       (606,829)
                                                   ------------    ------------
                                                   $    293,702    $    109,841
                                                   ============    ============


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND DEVELOPMENT STAGE

                                                                                 DEVELOPMENT
                                                    2004             2003           STAGE
                                                ------------    ------------    ------------
Revenues                                        $     77,994    $     63,579    $  1,027,202

Cost of Sales                                         55,597          25,848         953,084
                                                ------------    ------------    ------------
Gross profit                                          22,397          37,731          74,118

Costs and expenses
   Salaries and benefits                             393,308         438,244       2,570,104
   Research and development                          253,257          84,301       3,966,392
   Stock compensation                                 45,421         291,658       3,126,115
   Consulting fees, related party                         --          17,650       8,175,973
   Other                                             260,649         149,245       2,667,952
                                                ------------    ------------    ------------
           Total costs and expenses                  952,635         981,098      20,506,536
                                                ------------    ------------    ------------
Loss from operations                                (930,238)       (943,367)    (20,432,418)

Other income (expense)
   Interest and other income                              --              --         178,972
   Gain on settlement                                     --              --          89,403
   Interest expense                                  (21,542)         (9,197)        (55,810)
   Loss on disposal of assets                             --              --         (30,960)
   Loss on impairment of equipment                        --              --         (64,187)
                                                ------------    ------------    ------------
                                                     (21,542)         (9,197)        117,418
                                                ------------    ------------    ------------
Loss before income taxes                            (951,780)       (952,564)    (20,315,000)
Income tax expense                                        --              --              --
                                                ------------    ------------    ------------

Net loss                                        $   (951,780)   $   (952,564)   $(20,315,000)
                                                ============    ============    ============
Net loss per common share, basic and diluted    $      (0.01)   $      (0.02)
                                                ============    ============    ============
Weighted average number of shares outstanding     78,212,528      62,758,349
                                                ============    ============    ============


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND DEVELOPMENT STAGE

                                      COMMON STOCK        PREFERRED STOCK
                                 ----------------------   ---------------
                                   NUMBER                 NUMBER             ADDITIONAL
                                     OF          PAR        OF       PAR      PAID-IN      ACCUMULATED
                                   SHARES       VALUE     SHARES    VALUE     CAPITAL        DEFICIT         TOTAL
                                 ----------   ---------   ------    -----   ------------   ------------    ---------
Balance, September 30, 2003      70,633,819   $ 706,338       --    $  --   $ 20,444,733   $(21,757,900)   $(606,829)

Exercise of options                 107,500       1,075       --       --          8,600             --        9,675

Stock Issued for services
  Price per share ranged
    $0.140                           47,646         476       --       --          5,527             --        6,003
    $0.155                           33,000         330       --       --          4,274             --        4,604
    $0.150                           55,186         552       --       --          7,726             --        8,278
    $0.160                           24,252         243       --       --          3,249             --        3,492

Common stock options granted,
  net                                    --          --       --       --         23,094             --       23,094

Debt to equity swap               1,500,000      15,000       --       --        135,000             --      150,000

Private placement of
  common stock
  Shares issued for:
    $0.100                        1,100,000      11,000       --       --         99,000             --      110,000
    $0.110                       10,334,266     103,343       --       --        831,701             --      935,044

Stock retainage program             500,000       5,000       --       --         64,750             --       69,750

Stock returned to treasury           (5,000)        (50)      --       --             --             --          (50)

Net loss                                 --          --       --       --             --       (951,780)    (951,780)
                                 ----------   ---------   ------    -----   ------------   ------------    ---------
Balance, September 30, 2004      84,330,669   $ 843,307       --    $  --   $ 21,627,654   $(22,709,680)   $(238,719)
                                 ==========   =========   ======    =====   ============   ============    =========


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND DEVELOPMENT STAGE

                                      COMMON STOCK        PREFERRED STOCK
                                 ----------------------   ---------------
                                   NUMBER                 NUMBER             ADDITIONAL
                                     OF          PAR        OF       PAR      PAID-IN      ACCUMULATED
                                   SHARES       VALUE     SHARES    VALUE     CAPITAL        DEFICIT         TOTAL
                                 ----------   ---------   ------    -----   ------------   ------------    ---------
Balance, September 30, 2002      51,587,062   $ 515,871       --    $  --   $ 19,517,719   $(20,805,336)   $(771,746)

Stock issued for services
  @ $0.17                           946,270       9,462       --       --        152,913             --      162,375

Exercise of options                 637,153       6,372       --       --         22,686             --       29,058

Stock options granted                    --          --       --       --         60,733             --       60,733

Debt equity swap                    788,334       7,883       --       --         66,232             --       74,115

Private placement
  @ $0.04 to $0.08               14,125,000     141,250       --       --        528,750             --      670,000

Stock retainage program           2,550,000      25,500       --       --         95,700             --      121,200

Net loss                                 --          --       --       --             --       (952,564)    (952,564)
                                 ----------   ---------   ------    -----   ------------   ------------    ---------
Balance, September 30, 2003      70,633,819   $ 706,338       --    $  --   $ 20,444,733   $(21,757,900)   $(606,829)
                                 ==========   =========   ======    =====   ============   ============    =========


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND DEVELOPMENT STAGE

                                      COMMON STOCK        PREFERRED STOCK
                                 ----------------------   ---------------
                                   NUMBER                 NUMBER             ADDITIONAL
                                     OF          PAR        OF       PAR      PAID-IN      ACCUMULATED
                                   SHARES       VALUE     SHARES    VALUE     CAPITAL        DEFICIT          TOTAL
                                 ----------   ---------   ------    -----   ------------   ------------    -----------
Balance, September 30, 2001      47,367,498   $ 473,675       --    $  --   $ 18,766,775   $(18,921,847)  $    318,603

Stock issued for services
  @ $0.306                          100,000       1,000       --       --         29,600             --         30,600

Issuance of stock under
  equity line of credit
  @ $0.12 to $0.27                2,122,064      21,221       --       --        393,603             --        414,824

Exercise of warrants                770,500       7,705       --       --         84,755             --         92,460

Exercise of options               1,477,000      14,770       --       --        154,762             --        169,532

Loan repayment by officer          (250,000)     (2,500)      --       --        (97,500)            --       (100,000)

Grants of options and
  warrants, net                          --          --       --       --        185,724             --        185,724

Net loss                                 --          --       --       --             --     (1,883,489)    (1,883,489)
                                 ----------   ---------   ------    -----   ------------   ------------    -----------
Balance, September 30, 2002      51,587,062   $ 515,871       --    $  --   $ 19,517,719   $(20,805,336)   $  (771,746)
                                 ==========   =========   ======    =====   ============   ============    ===========

           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND DEVELOPMENT STAGE

                                      COMMON STOCK        PREFERRED STOCK
                                 ----------------------   ---------------
                                   NUMBER                 NUMBER             ADDITIONAL
                                     OF          PAR        OF       PAR      PAID-IN      ACCUMULATED
                                   SHARES       VALUE     SHARES    VALUE     CAPITAL        DEFICIT          TOTAL
                                 ----------   ---------   ------    -----   ------------   ------------    -----------
Balance, September 30, 2000      47,195,768   $ 471,958       --    $  --   $ 15,086,920   $(12,686,979)  $  2,871,899

Stock issued for services
  Stock issued for services         100,000       1,000       --       --        164,600             --        165,600
    @ $1.66
  Stock issued for services          15,000         150       --       --         23,070             --         23,220
    @ $1.55
  Stock issued for services           5,000          50       --       --         21,550             --         21,600
    @ $4.32
  Stock issued for services          75,000         750       --       --         98,475             --         99,225
    @ $1.32
  Stock issued for services          10,000         100       --       --          5,030             --          5,130
    @ $0.51

Exercise of warrants and
  options                         1,291,730      12,917       --       --      1,278,813             --      1,291,730

Amortization of stock
  compensation                           --          --       --       --      3,712,500             --      3,712,500

Exchange for stock options       (1,325,000)    (13,250)      --       --     (2,424,750)            --     (2,438,000)

Common stock options
exercisable                              --          --       --       --        800,567             --        800,567

Net loss                                 --          --       --       --             --     (6,234,868)    (6,234,868)
                                 ----------   ---------   ------    -----   ------------   ------------    -----------
Balance, September 30, 2001      47,367,498   $ 473,675       --  $    --   $ 18,766,775   $(18,921,847)   $   318,603
                                 ==========   =========   ======    =====   ============   ============    ===========


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND DEVELOPMENT STAGE

                                      COMMON STOCK         PREFERRED STOCK
                                 -----------------------   ---------------
                                   NUMBER                  NUMBER             ADDITIONAL
                                     OF          PAR         OF       PAR      PAID-IN      ACCUMULATED
                                   SHARES       VALUE      SHARES    VALUE     CAPITAL        DEFICIT          TOTAL
                                 ----------   ----------   ------    -----   ------------   ------------    -----------
Balance, September 30, 1999      36,544,289   $  365,443      --    $  --   $  3,678,315   $ (4,111,680)   $   (67,922)

Stock issued for services
  Price per share ranged
    $0.18 to $0.85                  775,000        7,750      --       --        397,620             --        405,370
    $1.74 to $2.70                  606,797        6,067      --       --      1,071,028             --      1,077,095
    $3.26 to $4.50                  139,000        1,390      --       --        457,884             --        459,274
    $5.12 to $6.92                  236,832        2,369      --       --      1,411,591             --      1,413,960
    $7.43 to $8.80                1,060,000       10,600      --       --      7,929,921             --      7,940,521

Exercise of warrants and
  options                         3,440,250       34,403      --       --      3,151,997             --      3,186,400

Private placement of
  common stock
  Shares issued for:
    $0.11                         2,430,000       24,300      --       --        245,700             --        270,000
    $0.25                           360,000        3,600      --       --         86,400             --         90,000
    $0.40                           975,000        9,750      --       --        380,250             --        390,000

Stock converted by
  director's family
  member                          1,128,600       11,286      --       --        (11,286)            --             --

Common stock to
  collateralize
  loan - retired                   (500,000)     (5,000)      --       --             --             --         (5,000)

Deferred stock
  compensation                           --          --       --       --     (3,712,500)            --     (3,712,500)

Net loss                                 --          --       --       --             --     (8,575,299)    (8,575,299)
                                 ----------   ---------   ------    -----   ------------   ------------    -----------
Balance, September 30, 2000      47,195,768   $ 471,958       --    $  --   $ 15,086,920   $(12,686,979)   $ 2,871,899
                                 ==========   =========   ======    =====   ============   ============    ===========


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND DEVELOPMENT STAGE

                                      COMMON STOCK        PREFERRED STOCK
                                 ----------------------   ----------------
                                   NUMBER                 NUMBER             ADDITIONAL
                                     OF          PAR        OF       PAR      PAID-IN      ACCUMULATED
                                   SHARES       VALUE     SHARES    VALUE     CAPITAL        DEFICIT          TOTAL
                                 ----------   ---------   ------    ------   ------------   ------------    -----------
Balance, September 30, 1998      25,331,849   $ 253,318   15,000    $1,500   $  2,823,491   $ (3,167,225)   $   (88,916)

Stock issued for services
  Price per share ranged
    $0.09 to $0.18                3,020,000      30,200       --        --        528,239             --        558,439
    $0.20 to $0.29                  145,000       1,450       --        --         33,110             --         34,560

Preferred stock offering                 --          --   47,000     4,700        230,300             --        235,000

Exercise of warrants and
  options                           496,000       4,960       --        --         27,490             --         32,450

Private placement of
  common stock                      400,000       4,000       --        --         96,000             --        100,000

Conversion of preferred to
  common stock                    6,200,000      62,000  (62,000)   (6,200)       (55,800)            --             --

Common stock issued to
  collateralize loan                500,000       5,000       --        --             --             --          5,000

Stock converted by
  director's family
  member                            451,440       4,515       --        --         (4,515)            --             --

Net loss                                 --          --       --        --             --       (944,455)      (944,455)
                                 ----------   ---------   ------    ------   ------------   ------------    -----------
Balance, September 30, 1999      36,544,289   $ 365,443       --    $   --   $  3,678,315   $ (4,111,680)   $   (67,922)
                                 ==========   =========   ======    ======   ============   ============    ===========


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
       FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND DEVELOPMENT STAGE

                                      COMMON STOCK        PREFERRED STOCK
                                 ----------------------   ----------------
                                   NUMBER                 NUMBER              ADDITIONAL
                                     OF          PAR        OF       PAR       PAID-IN      ACCUMULATED    DEVELOPMENT
                                   SHARES       VALUE     SHARES    VALUE      CAPITAL        DEFICIT          STAGE       TOTAL
                                 ----------   ---------   ------    ------   ------------   ------------   -----------  ----------
Balance, October 1, 1997         17,847,292   $ 178,473       --    $   --    $ 2,160,780   $ (2,394,680)  $        --  $  (55,427)

Stock issued for services         3,487,557      34,875       --        --        335,473             --            --     370,348

Private placement of
  preferred stock                        --          --   49,500     4,950        242,550             --            --     247,500

Exercise of warrants
  and options                       547,000       5,470       --        --        100,888             --            --     106,358

Conversion of preferred
  to common stock                 3,450,000      34,500  (34,500)   (3,450)       (31,050)            --            --          --

Contributed capital                      --          --       --        --         14,850             --            --      14,850

Net loss                                 --          --       --        --             --             --      (772,545)   (772,545)
                                 ----------   ---------   ------    ------   ------------   ------------   -----------   ---------
Balance, September 30, 1998      25,331,849   $ 253,318   15,000    $1,500   $  2,823,491   $ (2,394,680)  $  (772,545)  $ (88,916)
                                 ==========   =========   ======    ======   ============   ============   ===========   =========


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND DEVELOPMENT STAGE

                                                                                                  DEVELOPMENT
                                                                     2004            2003            STAGE
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                      $   (951,780)   $   (952,564)   $(20,315,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non cash transactions
       Depreciation                                                    13,134          12,926          78,330
       Loss on disposal of assets                                          --              --          30,960
       Impairment loss on equipment                                        --              --          64,187
       Stock and options issued for services, net                      45,421         344,308      11,628,133
     Decrease (increase) in inventory                                 (56,450)          5,216         (66,150)
     (Increase) decrease in deferred offering costs                        --              --         (85,171)
     Decrease (increase) in receivables                                 2,403         (26,569)        105,834
     Decrease (increase) in other assets                                1,437         (16,126)        (11,580)
     Increase (decrease) in accounts payable and accrued
       expenses                                                        65,501         (69,751)        738,627
                                                                 ------------    ------------    ------------
           Net cash (used in) operating activities                   (880,334)       (702,560)     (7,831,830)
                                                                 ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                               (2,074)             --        (155,766)
   Repayment of loans                                                      --              --         200,000
   Proceeds from the sale of furniture and equipment                       --              --           6,050
   Loans issued                                                            --              --        (400,000)
                                                                 ------------    ------------    ------------
           Net cash (used in) provided by investing activities         (2,074)             --        (349,716)
                                                                 ------------    ------------    ------------
Cash flows from financing activities:
   Draws on the line of credit                                             --              --         430,000
   Loan from (to) officer                                                  --              --          65,079
   Repayment of notes payable                                         (10,000)             --        (120,000)
   Repayment of line of credit                                             --              --        (430,000)
   Repayment of capital lease obligations                                  --              --          (1,819)
   Proceeds from the exercise of options                                9,675          29,058         208,265
   Proceeds from the exercise of warrants                                  --              --          92,460
   Proceeds from equity line of credit                                     --              --         414,824
   Proceeds from the issuance of preferred stock                           --              --         482,500
   Deposits from private placement                                    (20,000)         20,000              --
   Proceeds from issuance of common stock                           1,045,044         670,000       7,196,833
                                                                 ------------    ------------    ------------
           Net cash provided by financing activities                1,024,719         719,058       8,338,142
                                                                 ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                  142,311          16,498         156,596
Cash and cash equivalents, beginning of period                         17,903           1,405           3,618
                                                                 ------------    ------------    ------------
Cash and cash equivalents, end of period                         $    160,214    $     17,903    $    160,214
                                                                 ============    ============    ============
Supplementary Disclosure of Cash Flow Information
Cash paid for interest                                           $     10,493    $      3,000    $     35,967
                                                                 ============    ============    ============
Cash paid for income taxes                                       $         --    $         --    $         50
                                                                 ============    ============    ============


           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
   FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND THE PERIOD OCTOBER 1, 1997
           (INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2004


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

     During fiscal year 2003, the Company issued Mr. Lou Ross, 288,334 shares of restricted common stock as part of its program to lower debt without expending cash resources, in exchange for the forgiveness of $43,250 of debt, or one-half of the total debt of $86,500 owed by the company to Mr. Ross. The debt forgiven included various disclosed notes, salary deferred in 2002 and board fees deferred in 2002. The shares were issued at an average market price per share of $0.15. The Company also issued Mr. Ross 50,000 shares of restricted common stock for reduced Director's fees for February 2003 through the end of this fiscal year in September 2003. These shares were issued at an average market price per share of $0.15.

           SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed by National Scientific Corporation (the "Company" or "us"). The policies conform to accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     a.   OPERATIONS

     The Company was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. During 1996, the Company acquired the operations of Eden Systems, Inc. (Eden) as a wholly owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden's operations were sold on October 1, 1997. As such, management now considers us as being in the development stage. From September 30, 1997 through the year ended September 30, 2001, we aimed our efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning in calendar 2002, we focused our efforts on the development, acquisition, enhancement and marketing of location device technologies. Our revenue is derived from sales of electronic devices, recognized as the product is delivered.

     b.   CASH EQUIVALENTS

     Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.

     c.   INVENTORY

     Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is primarily determined on a FIFO (first-in, first-out) basis.

     d.   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are being depreciated over estimated useful lives of three to five years using the straight-line method.

     e.   ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs, which totaled $53,239 in 2004 and $8,185 in 2003 are expensed as incurred.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


     f.   STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations as permitted by SFAS 123 "Accounting for Stock-Based Compensation" as amended in accounting for its employee stock options. Under APB 25, compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

     The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                           2004           2003
                                       -----------    -----------

        Net loss as reported           $  (951,790)   $  (952,564)

        Deduct: total stock based
           compensation expense as
           determined under the fair
           value method                     31,500         50,360
                                       -----------    -----------

        Pro forma net loss             $  (983,290)   $(1,002,924)
                                       -----------    -----------

        Loss per share as reported            (.01)          (.02)

        Loss per share, pro forma             (.01)          (.02)


     As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure with the following assumptions for all periods; dividend yield of 0%, risk free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 50% as of the date of issue.

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

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


     h.   RESEARCH AND DEVELOPMENT / PATENTS

     Both research and development and the costs associated with obtaining patents and product development have been expensed as incurred. Patent costs are expensed, since the Company has not yet developed products, which have gained market acceptance.

     i.   NET LOSS PER SHARE

     Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was 78,212,528 and 62,758,349 for the years ended September 30, 2004 and 2003, respectively. Stock options outstanding of 3,709,257 and warrants outstanding of 18,249,197 are considered anti-dilutive and were not considered in the calculation.

     j.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has established new pronouncements. The Company does not expect the adoption of these pronouncements to have a material impact on its financial positions, results of operations or cash flows. This includes SFAS 144 accounting for impairment and disposition of long term assets.

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

     In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company holds no derivative instruments and does not engage in hedging activities.

     In June 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


     In December 2003, the FASB issued a revised Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "CONSOLIDATED FINANCIAL STATEMENTS," to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

2.   DEVELOPMENT STAGE OPERATIONS

     Although the Company has been in operation since 1996, management considers NSC to be in the development stage. From September 30, 1997 through the year ended September 30, 2001, the Company engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning calendar 2002, the Company focused its efforts toward the development, acquisition, enhancement and marketing of location device technologies. Since its initiation of operations in 1996, the Company has not realized significant revenue, except for approximately $882,000 generated through the export of electronic equipment, an isolated event, which occurred in fiscal 2001.

     The Company experienced significant operating losses during 2004 and 2003, of $951,708 and $952,564 respectively, which raise substantial doubt about the Company's ability to continue as a going concern. Of the total net operating losses, approximately $45,000 and $292,000 are related to stock issued for services and compensation in 2004 and 2003, respectively. Management believes that its current cash position including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


3.   TRADE RECEIVABLES

     Trade receivables are net of reserves:


                                              2004          2003
                                           ----------    ----------

        Trade receivables                  $   35,797    $   36,359
        Less: reserves                         10,000         8,159
                                           ----------    ----------
                                           $   25,797    $   28,200
                                           ==========    ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at September 30, 2004 and 2003:

                                              2004          2003
                                           ----------    ----------

        Computer equipment                 $   60,880    $   58,806
        Office furniture                       12,507        12,507
                                           ----------    ----------
                                               73,387        71,313
        Less: accumulated depreciation         52,366        39,232
                                           ----------    ----------
                                           $   21,021    $   32,081
                                           ==========    ==========

     During fiscal 2002, the Company determined that the value of certain computer and other equipment previously utilized in their San Jose office for research and development was impaired. The Company recognized an impairment loss of approximately $64,000.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


5.   EARNINGS PER SHARE

     The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2004 and 2003.

                                              2004            2003
                                          ------------    ------------

        Net (loss)                        $   (951,780)   $   (952,564)
        Weighted average shares:
        Average shares outstanding          78,212,528      62,758,349
        Effect of diluted shares                    --              --
                                          ------------    ------------
        Average Shares outstanding,
          adjusted for dilutive effect      78,212,528      62,758,349
                                          ------------    ------------
        (Loss) per share - basic          $      (0.01)   $      (0.02)
                                          ============    ============
        (Loss) per share - diluted        $      (0.01)   $      (0.02)
                                          ============    ============

     Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

                                              2004            2003
                                          ------------    ------------

        Employee options                     3,709,257       3,329,757
        Warrants                            18,249,197       7,412,201
                                          ------------    ------------
        Potential common equivalents        21,958,454      10,741,958
                                          ============    ============

     If all currently outstanding potential common equivalents are exercised, the Company would receive proceeds of approximately $7,000,000.

6.   LEASE COMMITMENTS

     On August 27, 2004 the Company signed a twenty-six month non-cancelable operating lease agreement for an office in Scottsdale, Arizona, which expires on October 31, 2006. The lease does not require any monthly payments in the first two months. Thereafter, the lease requires monthly payments of $2,890 to $3,051 plus sales tax and contains no renewal or purchase options.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


     Future minimum lease obligations at September 30, 2003 are as follows:

        Year ending September 30,                        Amount
        -------------------------                    -------------

        2005                                         $      31,796
        2006                                                36,452
        2007                                                 3,051
                                                     -------------
                                                     $      71,299
                                                     =============

     Rent expense for the years ended September 30, 2004 and 2003 was approximately $60,000 and $64,000, respectively.

7.   INCOME TAXES

     Deferred income taxes consist of the following at September 30, 2004 and 2003:

                                                      2004            2003
                                                  ------------    ------------

        Tax Benefit of net operating loss
          carry-forwards and start up costs       $  5,941,000    $  5,779,000
        Valuation allowance                         (5,941,000)     (5,779,000)
                                                  ------------    ------------
                                                  $         --    $         --
                                                  ============    ============

         A reconciliation of expected to actual taxes follows:

                                                      2004            2003
                                                  ------------    ------------

        Expected federal and state tax recovery
          at 40%                                  $   (380,000)   $   (381,000)
        Non-deductible stock compensation               18,000         117,000
                                                  ------------    ------------
                                                      (362,000)       (264,000)
        Tax benefits not realized - valuation
          allowance                                    362,000         264,000
                                                  ------------    ------------
        Realized tax benefit                      $         --    $         --
                                                  ============    ============

     The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2004 and 2003, the valuation allowance increased by $362,000 and $264,000, respectively.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


     The  Company  has  net  operating  loss   carry-forwards  of  approximately
$15,600,000 at September 30, 2004, which may be used to offset future federal taxable income through 2023 and state taxable income through 2009.

8.   RELATED PARTY TRANSACTIONS

     In October 2002, Mr. Lou Ross, the former Chairman of the Board, and a Director until September 30, 2003, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 66,806 restricted common shares at an average price on the date of grant of $0.11 per share.

     As described in the Company's 10-KSB filing for the year ending September 30, 2003, and also in the Company's Proxy Statement for 2004 filed January 30, 2004, the Company's Board initiated on September 30, 2002 a restricted stock retainage program ("Stock Retainage Program") to retain key staff during a period of financial difficulty. The Company allocated approximately $150,000 in restricted Common Stock from this Stock Retainage Program pool of shares in fiscal 2002, to be granted to key employees during the year, subject to the Company exceeding sales growth objectives and expense reduction objectives in 2003. Failure to meet these objectives under the plan would result in the forfeiture by staff of this entire stock grant by all participants, unless new objectives are approved by the board for calendar year 2004, in which case the stock grant would remain with the participants but be subject to forfeiture by participants until new objectives have been achieved in 2004. All stock grants under this program were granted in September 2002 but shares were not finally issued until January of 2003. All of the stock under this program is restricted under SEC Section 144, and cannot be traded by the Stock Retainage Program participants for at least one year from date of issue.

     The Company CEO, Michael Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003, and subject to him accepting a $60,000 per year pay reduction for the calendar year 2003, reducing his annual payable salary to $120,000 per year for 2003. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The Company's President and Director Graham Clark was granted 500,000 shares of stock from the Company's Stock Retainage Program pool of shares discussed above, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The plan's sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year's program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long term back pay into restricted stock at that time The majority of the remaining restricted stock allocated under this program was granted to other Company

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


staff, and is subject to substantially the same risk of forfeiture as the stock granted to Grollman and Clark under the Program.

     In January 2003, Mr. Lou Ross, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 54,464 restricted common shares at an average market price on the date of grant of $0.14 per share. In June 2003, the Company issued Mr. Lou Ross, 288,334 shares of restricted common stock as part of its program to lower debt without expending cash resources, in exchange for the forgiveness of $43,250 of debt, or one-half of the total debt of $86,500 owed by the Company to Mr. Ross. The debt forgiven included various disclosed notes, salary deferred in 2002 and board fees deferred in 2002. The shares were issued at an average market price per share of $0.15. The Company also issued Mr. Ross 50,000 shares of restricted common stock for reduced Director's fees for February 2003 through the end of this fiscal year in September 2003. These shares were issued at an average market price per share of $0.15.

     The CEO and the President have employment contracts previously filed with the SEC that include termination clauses that fully vest their ownership of shares.

9.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Since the fair value is estimated as of September 30, 2004, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


10.  STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS

     As of September 30, 2004, the Company has a stock-based compensation plan wherein officers and employees were granted stock options. The Company applies APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

     Under the above-mentioned 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company's common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of the Company's common stock.

                                                        WEIGHTED   WEIGHTED
                                             NUMBER     AVERAGE    AVERAGE
                                               OF       EXERCISE    FAIR
                                             SHARES      PRICE      VALUE
                                           ---------    --------   --------
Options Outstanding, September 30, 2002    3,582,839    $   1.97   $   0.01
   Granted                                 1,144,081        0.10       0.10
   Exercised                                (637,153)       0.05       0.10
   Canceled                                 (760,010)       5.45       0.01
                                           ---------
Options Outstanding, September 30, 2003    3,329,757    $   0.90   $   0.06
                                           ---------

Options Outstanding September 30, 2003     3,329,757    $   0.90   $   0.06
   Granted                                   790,000        0.13       0.04
   Exercised                                (107,500)       0.09       0.09
   Expired                                  (303,000)       0.13       0.09
                                           ---------
Options Outstanding, September 30, 2004    3,709,257    $   0.82   $   0.02
                                           =========

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


     WARRANTS

     The warrants outstanding as of September 30, 2004 are as follows:

                                        NUMBER OF   EXERCISE
                                         SHARES      PRICE     EXPIRES
                                       ----------   --------   -------
Outstanding at September 30, 2002         412,201   $   1.67     5/04
   New issues                           4,800,000       0.30    12/04
                                          200,000       0.50    12/04
                                        1,000,000       0.35     6/06
                                        1,000,000       0.50     6/06
                                       ----------
Outstanding at September 30, 2003       7,412,201
   Expired                               (412,201)
   New issues                             275,000       0.50     6/06
                                          275,000       0.75     6/06
                                          640,000       0.13     1/07
                                          500,000       0.10     3/11
                                        4,414,739       0.11     4/09
                                        3,335,961       0.11     4/09
                                        1,808,497       0.10     4/11
                                       ----------
Outstanding at September 30, 2004      18,249,197
                                       ==========


11.  COMMITMENTS AND CONTINGENCIES

     The Company was a defendant in a landlord-tenant lawsuit with a landlord of leased property vacated by the Company in 2001 as part of its corporate consolidation. The Company and the landlord negotiated a settlement in this matter without admitting any wrongdoing. In order to fulfill the terms of this settlement, NSC was to pay $10,000 in four installments by September 2004. The amount due is included in notes payable on September 30, 2003. This $10,000 was repaid in full during fiscal year 2004 in accordance with the settlement terms.

     Mr. Lou Ross assigned his rights to certain amounts that may be recoverable from NetMIND as partial payment for loan proceeds advanced to him in 1999 (see
Note 8 above). The Company has filed a suit against NetMIND to recover the investment, plus damages. In April of 2003 the parties settled significant portions of this suit, while other portions remain unsettled. Management is unable to determine the outcome of the suit.

     In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company was awarded a judgment of approximately $179,000 in May 2003 against E4World Corporation. However, there is no assurance that NSC will collect any of this amount. Since collection of this judgment by NSC is uncertain, this positive judgment is not reflected in NSC's current financial statements. The Company continues to press its claim to secure assets held by E4World in a separate legal matter, although

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


there is no assurance that NSC will collect this claim, and thus this claim is not shown in the NSC financial statements. The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operation or liquidity.

12.  NOTES PAYABLE AND LONG TERM DEBT

     As of September 30, 2004, all long-term debt consisted of the notes payable following:

                                             2004            2003
                                         ------------    ------------

        Note payable to shareholder,
          unsecured, non-interest
          bearing, matures in 2006       $     43,250    $     43,250

        Note payable, unsecured,
          non-interest bearing,
          payable in quarterly
          installments of $2,500,
          matures in 2004                          --          10,000
                                         ------------    ------------
        Total notes                            43,250          53,250

        Current portion                            --          10,000
                                         ------------    ------------
                                         $     43,250    $     43,250
                                         ============    ============

     The notes mature as follows:

        Year ending September 30,
        -------------------------

        2004                             $         --    $     10,000
        2005                                       --              --
        2006                                   43,250          43,250
                                         ------------    ------------
                                         $     43,250    $     53,250
                                         ============    ============

                         NATIONAL SCIENTIFIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


13.  SUBSEQUENT EVENTS

     In October 2004, we commenced a new strategic working relationship with TurboWorx Inc. ("Turbo") regarding joint technology development and cooperative marketing. The relationship was first memorialized in a Memorandum of Understanding (MOU) in early November 2004. The two companies see benefit in connecting NSC's location sensor technology to the computing engines developed by TurboWorx. In November 2004, we entered into a Letter of Intent ("LOI") with Turbo regarding a stock exchange transaction with Turbo, for an amount of stock equal to less than 10% of the outstanding common stock of each company and the payment of cash by Turbo to NSC. The LOI contemplated a due diligence process prior to the share exchange, as well as a Securities Exchange Agreement (the "Share Exchange Agreement") to memorialize the proposed exchange. As of the date of this report, no Share Exchange Agreement has been completed. Completion of the transaction is subject to completing a mutually satisfactory Share Exchange Agreement and completion of due diligence by all parties. The LOI contemplates us distributing to our shareholders approximately 50% of any Turbo stock we receive under the proposed Share Exchange Agreement.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------    ---------------------------------------------------------------------

  3.1      Articles of Incorporation(1)
  3.2      Bylaws(2)
 10.1 Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
 10.2 Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
 10.3 NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
 10.4      Amended and Restated 2000 Stock Option Plan(3)
 10.5      Form of 2004 Stock Retainage Plan Agreement(6)
 10.6 Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
 10.7 Agreement Regarding Distribution and Marketing of Gotcha!(R) Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
 10.8 Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS(TM) School Child Tracking Systems(5)
 10.9 Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
 10.10 Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
 10.11 Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
 14        Code of Ethics(7)
 31        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
 32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

---------------------
(1) Incorporated by reference to the Registrant's Form 10-SB filed on or about January 3, 2000.
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4) Incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5) Incorporated by reference to the Registrant's Form S-8 filed on or around June 3, 2003.
(6) Incorporated by reference to the Registrant's Form SB2 filed on or around June 24, 2004.
(7) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.