Form 10QSB
period 2004-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2005-02-14
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

                                    000 28745
                              (Commission File No.)

                                 --------------

                         NATIONAL SCIENTIFIC CORPORATION
                 (Name of Small Business Issuer in its Charter)

                                 --------------


                Texas                                    86-0837077
       (State of Incorporation)             (I.R.S. Employer Identification No.)

   14505 North Hayden Road, Suite 305
            Scottsdale, AZ                               85260-6951
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 91,500,657 shares of Common Stock, par value $.01 per share, outstanding at February 10, 2005.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         NATIONAL SCIENTIFIC CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                            PAGE

Part I - Financial Information

Item 1 - Financial Statements (unaudited)...................................  3

Unaudited Condensed Balance Sheets - December 31, 2004 and
September 30, 2004..........................................................  3

Unaudited Condensed Statements of Operations - Quarters
ended December 31, 2004, 2003, and Cumulative from
October 1, 1997 (Inception) through December 31, 2004.......................  4

Unaudited Condensed Statements of Cash Flows - Quarters
ended December 31, 2004, 2003, and Cumulative from
October 1, 1997 (Inception) through December 31, 2004.......................  5

Unaudited Condensed Statement of Changes in Shareholders'
Equity (Deficit) - Three Months Ended December 31, 2004
and Development Stage.......................................................  6

Notes to Financial Statements...............................................  7

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations........................................  12

Item 3 - Controls and Procedures...........................................  16


Part II - Other Information

Item 1 - Legal Proceedings.................................................  17

Item 2 - Changes in Securities and Use of Proceeds.........................  17

Item 3 - Defaults Upon Senior Securities...................................  17

Item 4 - Submission of Matters to a Vote of Security Holders...............  17

Item 5 - Other Information.................................................  17

Item 6 - Exhibits and Reports on Form 8-K..................................  17

Signatures.................................................................  18


Exhibit 31   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                       UNAUDITED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                                                   December 31,    September 30,
                                                       2004            2004
                                                   ------------    ------------
                      ASSETS

Current Assets:
  Cash and cash equivalents                        $      9,627    $    160,214
  Trade receivables, net                                 25,259          25,797
  Inventory (includes goods on consignment, in
    Canada, on December 31, 2004 of $27,444)             67,381          66,150
  Other assets                                           23,337          15,489
                                                   ------------    ------------
           Total current assets                         125,604         267,650

  Property and equipment, net                            17,686          21,021
  Deposits                                                2,000           5,031
                                                   ------------    ------------
                                                   $    145,290    $    293,702
                                                   ============    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                 $    142,529    $    148,187
  Accrued expenses                                      369,469         340,984
  Notes payable, related party                           65,000              --
                                                   ------------    ------------
           Total current liabilities                    576,998         489,171

Notes payable, net of current portion                    43,250          43,250
                                                   ------------    ------------
           Total liabilities                            620,248         532,421

Commitments and contingencies                                --              --
                                                   ------------    ------------
Shareholders' equity (deficit):
  Preferred stock, par value $0.10; 4,000,000
    shares authorized, and no shares issued
    and outstanding                                          --              --
  Common stock, par value $0.01; 120,000,000
    shares authorized, and shares issued and
    outstanding 84,350,657 and 84,330,669 at
    December 31, 2004 and September 30, 2004,
    respectively                                        843,507         843,307
  Additional paid-in capital                         21,631,891      21,627,654
  Accumulated deficit                               (22,950,356)    (22,709,680)
                                                   ------------    ------------
           Total shareholders' equity (deficit)        (474,958)       (238,719)
                                                   ------------    ------------
                                                   $    145,290    $    293,702
                                                   ============    ============

          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN
                   INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
      FOR THE QUARTERS ENDED DECEMBER 31, 2004, 2003, AND DEVELOPMENT STAGE

                                                Three Months    Three Months
                                                   Ended           Ended
                                                December 31,    December 31,     Development
                                                    2004            2003            Stage
                                                ------------    ------------    ------------
Revenues                                        $      1,863    $     38,230    $  1,029,065

Cost of Sales                                          1,113          31,142         954,197
                                                ------------    ------------    ------------
Gross profit                                             750           7,088          74,868

Costs and expenses
  Salaries and benefits                              103,801         145,049       2,673,905
  Research and development                            73,483           4,958       4,039,875
  Stock compensation                                   4,437           6,003       3,130,552
  Consulting fees, related party                          --              --       8,175,973
  Other                                               55,988          58,724       2,723,940
                                                ------------    ------------    ------------
           Total costs and expenses                  237,709         214,734      20,744,245
                                                ------------    ------------    ------------
Loss from operations                                (236,959)       (207,646)    (20,669,377)

Other income (expense)
  Interest and other income                               --              --         178,972
  Gain on settlement                                      --              --          89,403
  Interest expense                                    (3,717)         (3,132)        (59,527)
  Loss on disposal of assets                              --              --         (30,960)
  Loss on impairment of equipment                         --              --         (64,187)
                                                ------------    ------------    ------------
                                                      (3,717)         (3,132)        113,701
                                                ------------    ------------    ------------
Loss before income taxes                            (240,676)       (210,778)    (20,555,676)
Income tax expense                                        --              --              --
                                                ------------    ------------    ------------

Net loss                                        $   (240,676)   $   (210,778)   $(20,555,676)
                                                ============    ============    ============

Net loss per common share, basic and diluted    $      (0.00)   $      (0.00)
                                                ============    ============

Weighted average number of shares outstanding     84,345,443      70,975,072
                                                ============    ============

          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN
                   INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE QUARTERS ENDED DECEMBER 31, 2004, 2003, AND DEVELOPMENT STAGE

                                                               Three Months    Three Months
                                                                  Ended           Ended
                                                               December 31,    December 31,     Development
                                                                   2004            2003            Stage
                                                               ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                     $   (240,676)   $   (210,778)   $(20,555,676)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Non cash transactions
      Depreciation                                                    3,335           3,232          81,665
      Loss on disposal of assets                                         --              --          30,960
      Impairment loss on equipment                                       --              --          64,187
      Stock and options issued for services, net                      4,437           6,003      11,632,570
    Decrease (increase) in inventory                                 (1,231)        (34,163)        (67,381)
    (Increase) decrease in deferred offering costs                       --              --         (85,171)
    Decrease (increase) in receivables                                  538         (16,300)        106,372
    Decrease (increase) in other assets                              (4,817)          5,199         (16,397)
    Increase (decrease) in accounts payable and
      accrued expenses                                               22,827         172,153         761,454
                                                               ------------    ------------    ------------
         Net cash (used in) operating activities                   (215,587)        (74,654)     (8,047,417)
                                                               ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                                 --              --        (155,766)
   Repayment of loans                                                    --              --         200,000
   Proceeds from the sale of furniture and equipment                     --              --           6,050
   Loans issued                                                          --              --        (400,000)
                                                               ------------    ------------    ------------
         Net cash (used in) provided by investing activities             --              --        (349,716)
                                                               ------------    ------------    ------------
Cash flows from financing activities:
   Draws on the line of credit                                           --              --         430,000
   Loan from (to) officer , related party                            65,000              --         130,079
   Repayment of notes payable                                            --          (2,500)       (120,000)
   Repayment of line of credit                                           --              --        (430,000)
   Repayment of capital lease obligations                                --              --          (1,819)
   Proceeds from the exercise of options                                 --              --         208,265
   Proceeds from the exercise of warrants                                --              --          92,460
   Proceeds from equity line of credit                                   --              --         414,824
   Proceeds from the issuance of preferred stock                         --              --         482,500
   Deposits from private placement                                       --         (20,000)             --
   Proceeds from issuance of common stock                                --          80,000       7,196,833
                                                               ------------    ------------    ------------
         Net cash provided by financing activities                   65,000          57,500       8,403,142
                                                               ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents               (150,587)        (17,154)          6,009
Cash and cash equivalents, beginning of period                      160,214          17,903           3,618
                                                               ------------    ------------    ------------
Cash and cash equivalents, end of period                       $      9,627)   $        749    $      9,627
                                                               ============    ============    ============
Supplementary Disclosure of Cash Flow Information
Cash paid for interest                                         $         --    $         --    $     35,967
                                                               ============    ============    ============
Cash paid for income taxes                                     $         --    $         --    $         50
                                                               ============    ============    ============

          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN
                   INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

   UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND DEVELOPMENT STAGE

                                         Common Stock         Preferred Stock
                                     ----------------------   ---------------
                                       Number                 Number             Additional
                                         of          Par        of       Par      Paid-in      Accumulated
                                       Shares       Value     Shares    Value     Capital        Deficit         Total
                                     ----------   ---------   ------    -----   ------------   ------------   ----------
Balance, September 30, 2004          84,330,669   $ 843,307       --    $  --   $ 21,627,654   $(22,709,680)  $ (238,719)

Stock Issued for services
  Price per share ranged
  $0.1608                                 6,218          62       --       --            838             --          900
  $0.145                                 13,770         138       --       --          1,659             --        1,797
Common stock options granted, net            --          --       --       --          1,740             --        1,740
Net loss                                     --          --       --       --             --       (240,676)    (240,676)
                                     ----------   ---------   ------    -----   ------------   ------------   ----------
Balance, December 31, 2004           84,350,657   $ 843,507       --    $  --   $ 21,631,891   $(22,950,356)  $ (474,958)
                                     ==========   =========   ======    =====   ============   ============   ==========


          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS, WHICH ARE AN
                   INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         NATIONAL SCIENTIFIC CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by National Scientific Corporation ("NSC" or the "Company" or "We"), without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004.

2.   ISSUANCE OF COMMON STOCK

     During the three months ended December 31, 2004, 19,988 shares of common stock were issued for board services at average market prices ranging from $0.145 to $0.1608 per share.

3.   DEVELOPMENT STAGE OPERATIONS

     Although we have been in operation since 1996, management considers NSC to be in the development stage. From September 30, 1997 through the year ended September 30, 2001, we engaged our efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning calendar 2002, we focused our efforts toward the development, acquisition, enhancement, and marketing of location device technologies. Since its initiation of operations in 1996, we have not realized significant revenue, except for approximately $882,000 generated through the export of electronic equipment, an isolated event, which occurred in fiscal 2001.

     We experienced significant operating losses during fiscal 2004 and 2003, of $951,708 and $952,564, respectively, which raise substantial doubt about the Company's ability to continue as a going concern. Of the total net operating losses, approximately $45,000 and $292,000 are related to stock issued for services and compensation in fiscal 2004 and 2003, respectively. Management believes that our current cash position including cash funds arising from the exercise of outstanding options, equity private placement, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.   STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS

     As of December 31, 2004, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. We apply APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

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

                                                           Weighted   Weighted
                                                 Number    Average    Average
                                                   of      Exercise    Fair
                                                 Shares     Price      Value
                                               ---------   --------   --------

     Options Outstanding, September 30, 2004   3,709,257   $   0.82   $   0.02

       Granted                                    40,000       0.12       0.03
       Exercised                                      --         --         --
       Canceled                                       --         --         --
                                               ---------
     Options Outstanding, December 31, 2004    3,749,257   $   0.82   $   0.01
                                               =========

     During the quarter ended December 31, 2004, 40,000 stock options were granted to a director for board services. Also during the same period, no stock options were exercised or canceled.

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

     During the three months ended December 31, 2004, the Company did not grant any options under the 2000 Stock Option Plan to any of its employees. The Company did grant an option under the 2000 Stock Option Plan to a director.

     The following table illustrates the effect on net loss and loss per share for the three months ended December 31, 2004 and December 31, 2003 if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                          2004           2003
                                       ----------     ----------

     Net loss as reported              $ (240,676)    $ (210,778)

     Add: total stock based
       compensation expense as
       determined under the fair
       value method                         1,200             --
                                       ----------     ----------
     Pro forma net loss                $ (241,876)    $ (210,778)
                                       ==========     ==========
     Loss per share as reported             (0.00)         (0.00)

     Loss per share, pro forma              (0.00)         (0.00)

     As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure with the following assumptions for all periods; dividend yield of 0%, risk free interest rate of 5%, and expected option life of 10 years. Expected volatility was assumed to be 50% as of the date of issue.

     WARRANTS

     The warrants outstanding as of December 31, 2004 are as follows:

                                            Number of      Exercise
                                             Shares         Price     Expires
                                           -----------     --------   -------

Outstanding at September 30, 2002              412,201     $   1.67     5/04

   New issues                                4,800,000         0.30    12/04
                                               200,000         0.50    12/04
                                             1,000,000         0.35     6/06
                                             1,000,000         0.50     6/06
                                           -----------
Outstanding at September 30, 2003            7,412,201

   Expired                                    (412,201)
   New issues                                  275,000         0.50     6/06
                                               275,000         0.75     6/06
                                               640,000         0.13     1/07
                                               500,000         0.10     3/11
                                             4,414,739         0.11     4/09
                                             3,335,961         0.11     4/09
                                             1,808,497         0.10     4/11
                                            ----------
Outstanding at September 30, 2004 and
     December 31, 2004                      18,249,197
                                            ==========

5.   NET LOSS PER SHARE

     The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three months ended December 31, 2004 and December 31, 2003.

                                            2004            2003
                                        -----------     -----------

     Net (loss)                         $  (240,676)    $  (210,778)
     Weighted average shares:
     Average shares outstanding          84,345,443      70,975,072
     Effect of diluted shares                    --              --
                                        -----------     -----------
     Average Shares outstanding,
       adjusted for dilutive effect      84,345,443      70,975,072
                                        -----------     -----------
     (Loss) per share - basic           $     (0.00)    $     (0.00)
                                        ===========     ===========
     (Loss) per share - diluted         $     (0.00)    $     (0.00)
                                        ===========     ===========

     Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

                                            2004            2003
                                        -----------     -----------

     Employee options                     3,749,257       3,329,757
     Warrants                            18,249,197       7,812,201
                                        -----------     -----------
     Potential common equivalents        21,998,454      11,141,958
                                        ===========     ===========

     If all currently outstanding potential common equivalents are exercised, the Company would receive proceeds of approximately $7,000,000.

6.   BORROWINGS

     On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Mr. Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Currently this note represents the only long-term debt of the Company. Mr. Ross retired from the Company's board on September 30, 2003.

     In December 2004, our Chairman Michael Grollman made personal loans to us in the amount of $65,000 to assist NSC with short-term cash requirements. The loan is evidenced by an unsecured promissory note that provides for repayment within 90 days or less, at no interest. The promissory note also provides that if repayment takes longer than 90 days, then interest accrues at a rate of 6 percent per year until paid in full. We paid this Note in full in February of 2005.

7.   SUBSEQUENT EVENTS

     On January 28, 2005, we entered into a Securities Exchange Agreement (the "Agreement") with TurboWorx, Inc., a Delaware corporation ("Turbo") that provides for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the "Exchange"). NSC and Turbo consummated the Exchange on February 1, 2005, and we filed an 8-K report with the Commission regarding this Agreement on February 2, 2005, which included the full text of the Agreement.

     NSC has agreed to distribute at least 180,000 of the shares of Turbo stock it received in the Exchange to NSC shareholders of record on a pro rata basis as soon as practicable after the effective date of a registration statement on Form SB-2 registering the Turbo shares to be distributed to NSC shareholders. Turbo has agreed to file such registration statement within the next 30 days, and has agreed to use its best efforts to have such filed registration statement declared effective no later than 90 days following the filing date.

     The Exchange is a further development resulting from the Memorandum of Understanding entered into between NSC and Turbo on October 29, 2004 regarding the joint development of technology and joint marketing.

     In January 2005, our Chairman Michael Grollman made personal loans to us in the amount of $30,000 to assist NSC with short-term cash requirements. The loan is evidenced by an unsecured promissory note that provides for repayment within 90 days or less, at no interest. The promissory note also provides that if repayment takes longer than 90 days, then interest accrues at a rate of 6 percent per year until paid in full. We paid this Note in full in February of 2005.

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

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

     National Scientific Corporation is focused on the research and development of devices and designs that are intended to enhance the performance of various products commonly used in the semiconductor and electronics industries in general, and in location services devices in particular. We primarily design products that we believe will have a broad application and acceptance in the commercial electronic component marketplace. We currently hold U.S. Patents on eight devices and designs. We plan to continue to develop our existing patented technologies as well as new performance-enhancing devices and designs for use in the semiconductor and electronics industries when appropriate funding is available.

     We remained focused on primarily semiconductor development from 1996 to approximately February of 2002. In February of 2002, we began to focus specifically on applications of electronic devices in the location services market. We also began to decrease our focus on semiconductor intellectual property, due primarily to difficult market conditions in the semiconductor area. We plan to continue our focus on wireless location devices for the foreseeable future. Much of our efforts since February 2002 have been devoted to licensing and developing technologies related to location services. We expect to continue product development in 2005, and to develop new sales channels and new customers for our location services products.

     The Company's embedded systems Location Tools(TM) strategy began to yield small amounts of revenue late in the fiscal year ended September 30, 2002. This small revenue stream increased to $77,994 for the fiscal year ended September 30, 2004 from $63,579 during the prior fiscal year. Revenue was $1,863 for the three months ended December 31, 2004 compared to $38,230 in the quarter ended December 31, 2003. This decrease in revenue was partly attributable to a consignment shipment of our Gotcha!(R) product sent in November to Canada, with a planned selling price of $34,200, that had been expected to invoice out of consignment before the end of December 2005, but did not. This inventory remains on consignment in Canada as of the date of this report, and is available for immediate sale by the distributor as needed. An additional factor has been the increase in the Company's focus on its newer business-oriented products, which are just entering the market in 2005, such as Travado IBUS(TM), and a small decrease in its focus on its consumer products, such as Gotcha!(R).

     NSC has recently initiated product-marketing efforts after several years of research and development and has negative operational cash flow and has never been profitable. The Company has long-term debt of $43,250 as of December 31, 2004. Total liabilities at December 31, 2004 were $620,248, which includes unpaid back wages to employees.

     Total operating expenses for the three months ended December 31, 2004 were approximately $237,709 compared to $214,734 in the same period ended December 31, 2003.

     Salaries and benefits were approximately $103,801 for the three months ended December 31, 2004 compared to approximately $145,049 for the three months ended December 31, 2003.

     Stock compensation decreased to approximately $4,437 during the first three months of fiscal year 2005 compared to $6,003 during the first three months of fiscal year 2004.

     Research and development expenditures increased to $73,483 for the three months ended December 31, 2004, compared to approximately $4,958 for the three months ended December 31, 2003, primarily because the company continued to engineer and develop new location tools. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

     Other costs and expenses were approximately $55,988 during the first three months of fiscal year 2005 compared to $58,724 during the first three months of fiscal year 2004.

     The Company expects to continue to increase its focus on sales and marketing of its Location Tools(TM) products for the foreseeable future. This includes significantly increased attendance at trade shows and other product marketing events during the most recent quarters, as well as recent additional investment in product promotion through new outreach programs with the trade press, using new outside public relations resources. Partly as a result of these efforts and others, revenues have begun to be generated from operations. It is thus possible that the Company may emerge from its development stage status at sometime during the coming year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, we had cash and cash equivalents of $9,627 compared to $160,214 at September 30, 2004. Our total cash used in operating activities from developmental stage inception in 1997 through December 31, 2004 was $8,047,417. We have an accumulated deficit of $22,950,356 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements, and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, though the sale of our products.

     In December 2004, our Chairman Michael Grollman made a personal loan to us in the amount of $65,000 to assist the Company with short-term key cash requirements. The loan was evidenced by an unsecured Note from us to Mr. Grollman. The material terms of the Note are repayment due within 90 days or less, at no interest. If payment were to take longer than 90 days, then interest would accrue at a rate of 6 percent per year until paid in full. We paid this
Note in full in February of 2005.

     We believe that our current cash position as of December 31, 2004, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

     Cash used in operations was approximately $215,587 for the three months ended December 31, 2004 compared with approximately $74,654 for the three months ended December 31, 2003. The increase in cash used in operations resulted from fewer salary deferrals, the addition of new permanent employees and contractors to support the Company's drive, in the area of sales, marketing, product engineering, and development, to take its technology expertise and products to market.

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

     In October 2004, David Mandala also rejoined us as a full time employee, after a period when his work was limited to our technical advisory board. Mr. Mandala is focused on development of some of our embedded systems technology, in particular, our Travado IBUS(TM) technology.

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

     On October 29, 2004, we commenced a new strategic working relationship with TurboWorx Inc. ("Turbo") regarding joint technology development and cooperative marketing. The relationship was first memorialized in a Memorandum of Understanding (MOU) in early November 2004. The two companies see benefit in connecting NSC's location sensor technology to the computing engines developed by TurboWorx.

     In November 2004, the Company presented its WiFi tag technology combined with its software partner Ekahau's technology at a symposium on location technology at East Carolina University. The objective of the competitive presentation, which included presentations from Bosch, Nextel, CISCOR, Code Blue, and others, was to provide novel solutions for campus student safety. Trials from this are expected to continue in 2005.

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

     On November 22, 2004, we received radio frequency use approval from the government of Canada for our Gotcha!(R) product, known as "CA" approval, IC:
5521A-P and IC: 5522A-C for the parent unit and child unit, respectively. This step was required to fulfill a sales order from Ingram Micro ("Ingram") of Canada, for subsequent resale to a Canadian retail outlet.

     On November 24, 2004 we shipped an initial quantity of Gotchas to Ingram Micro in Canada. Sale terms required product with a cost of $27,444 to be consigned to Ingram. Currently product, with a selling price of $34,200, continues under consignment with revenue not yet recognized for this transaction as of the date of this report.

     In December 2004 we signed an agreement with LDL Enterprises in Palm Springs, California. Under this agreement, Marcile Wright, EDD, CEO of LDL Enterprises, is to provide marketing services in California for various NSC products, especially IBUS(TM) technology. This is a commission-only agreement, with a one-year term, and is nonexclusive.

OTHER SUBSEQUENT EVENTS

     In January 2005, after announcing our new Travado(TM) line of video tracking units, we received a purchase order from Auto Safety House (ASH) for 25 units of our Travado IBUS(TM) Digital Video Recording (DVR) and location aware systems in response to an order ASH received for 25 school buses equipped with NSC's IBUS(TM) system. ASH is a leading distributor of Thomas Built Buses. The order is scheduled to be delivered to ASH in May of 2005.

ITEM 3. CONTROLS AND PROCEDURES

     Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internal controls. This framework includes review of accounting detailed records on at least a quarterly basis by multiple senior officers of National Scientific, at least one of whom operates outside of the corporate finance and accounting area, and one of whom operates within the area of corporate finance and accounting. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations. Documentary records are kept of this review process.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of December 31, 2004, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004 for a Company its size to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

     There have been no significant negative changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and

     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

     Our external auditors, Hurley and Company, have not issued an attestation report on management's assessment of the Company's internal control over financial reporting.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceedings pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended December 31, 2004, 19,988 restricted common shares were issued for board services at average market prices ranging from $0.145 to $0.1608 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     Exhibit
     Number                          Description
     -------    ---------------------------------------------------------------

       31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
       32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


     (b) Reports on Form 8-K

     The Company filed one Report on Form 8-K on February 2, 2004 relating to TurboWorx.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL SCIENTIFIC CORPORATION



Date:  February 14, 2005           By: /s/ Michael A. Grollman
                                       -----------------------------------------
                                       Director, Chief Executive Officer, Acting
                                       Chief Financial Officer, and Chairman


                                   By: /s/ Graham L. Clark
                                       -----------------------------------------
                                       Director, President, and Secretary


                                   By: /s/ Gregory Szabo
                                       -----------------------------------------
                                       Director