Form 10KSB/A
period 2004-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2005-03-18
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                  FORM 10-KSB/A
                                 --------------

                                 AMENDMENT NO. 1

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of September 30, 2004, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company's disclosure controls and procedures are effective.

     There have been no changes in the our internal control over financial reporting during the year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     The controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our Chief Executive Officer and Acting Chief Financial Officer and its President have concluded that the Company's disclosure controls and procedures and its internal controls and procedures are effective at providing that reasonable level of assurance.

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

                           NATIONAL SCIENTIFIC CORPORATION



Date: March 18, 2005       By: /s/ Michael A. Grollman
                               -------------------------------------------------
                               Director, Chief Executive Officer, Acting Chief Financial Officer, and Chairman


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