Form 10QSB/A
period 2004-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2005-03-18
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                  FORM 10-QSB/A
                                 --------------

                                AMENDMENT NO. 1

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

     There have been no changes in the our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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