Form 10QSB
period 2005-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2005-05-16
CIK 1022505

INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

There were 91,500,657 shares of Common Stock, par value $.01 per share, outstanding at May 10, 2005.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

INDEX

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB
INDEX

		Page

Part I	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Balance Sheet - March 31, 2005	3
	Unaudited Condensed Statements of Operations - Three and Six Months ended March 31, 2005, 2004, and Cumulative from October 1, 1997 (Inception) through March 31, 2005	4
	Unaudited Condensed Statements of Cash Flows - Six Months ended March 31, 2005, 2004, and Cumulative from October 1, 1997 (Inception) through March 31, 2005	5
	Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit) - Six Months Ended March 31, 2005	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Controls and Procedures	16

Part II	Other Information	18

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

Signatures		19

Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Balance Sheet
March 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$25,410
Trade receivables, net	26,819
Other receivables, net	30,093
Inventory (includes goods on consignment, in Canada, on March 31, 2005 of $27,444)	66,072
Other assets	6,873
Total current assets	155,267

Property and equipment, net	14,350
Deposits	2,000
Acquired investment	289,100

$460,717

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$157,319
Accrued expenses	379,626
Note payable, related party	100,000
Total current liabilities	636,945

Note payable	43,250
Total liabilities	680,195

Commitments and contingencies	—

Shareholders’ equity (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	—
Common stock, par value $0.01; 120,000,000 shares authorized, and 91,500,657 shares issued and outstanding	915,007
Additional paid-in capital	22,064,491
Accumulated deficit	(23,198,976)
Total shareholders’ equity (deficit)	(219,478)

$460,717

See accompanying notes to financial statements, which are an integral part of the financial statements.

INDEX

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2005, 2004, and Development Stage

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	Development Stage

Revenues	$3,609	$36,308	$5,472	$74,538	$1,032,674

Cost of Sales	2,118	24,856	3,231	55,998	956,315

Gross profit	1,491	11452	2,241	18,540	76,359

Costs and expenses
Salaries and benefits	61,113	112,346	164,914	257,395	2,735,018
Research and development	124,051	4,440	197,534	9,398	4,163,926
Stock compensation	—	22,290	4,437	28,293	3,130,552
Consulting fees, related party	—	—	—	—	8,175,973
Other	60,694	72,446	116,682	131,170	2,784,634
Total costs and expenses	245,858	211,522	483,567	426,256	20,990,103
Loss from operations	(244,367)	(200,070)	(481,326)	(407,716)	(20,913, 744)

Other income (expense)
Interest and other income	—	—	—	—	178,972
Gain on settlement	—	—	—	—	89,403
Interest expense	(4,253)	(7,342)	(7,970)	(10,474)	(63,780)
Loss on disposal of assets	—	—	—	—	(30,960)
Loss on impairment of equipment	—	—	—	—	(64,187)
	(4,253)	(7,342)	(7,970)	(10,474)	109,448
Loss before income taxes	(248,620)	(207,412)	(489,296)	(418,190)	(20,804,296)
Income tax expense	—	—	—	—	—

Net loss	$(248,620)	$(207,412)	$(489,296)	$(418,190)	$(20,804,296)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	89,037,879	73,581,446	86,665,878	72,263,939

See accompanying notes to financial statements, which are an integral part of the financial statements.

INDEX
NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2005, 2004, and Development Stage

	2005	2004	Development Stage
Cash flows from operating activities:
Net loss	$(489,296)	$(418,190)	$(20,804,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash transactions
Depreciation	6,671	6,463	85,001
Loss on disposal of assets	—	—	30,960
Impairment loss on equipment	—	—	64,187
Stock and options issued for services, net	4,437	28,293	11,632,570
Other adjustments for non-cash items	(25,000)	—	(25,000)
Decrease (increase) in inventory	78	(50,674)	(66,072)
(Increase) decrease in deferred offering costs	—	—	(85,171)
Decrease (increase) in trade and other receivables	(31,115)	(1,800)	104,812
Decrease (increase) in other assets	11,647	(20,499)	(30,026)
Increase (decrease) in accounts payable and accrued expenses	47,774	172,252	786,401
Net cash (used in) operating activities	(474,804)	(284,155)	(8,306,634)

Cash flows from investing activities:
Acquisition of property and equipment	—	—	(155,766)
Repayment of loans	—	—	200,000
Proceeds from the sale of furniture and equipment	—	—	6,050
Loans issued	—	—	(400,000)
Net cash (used in) provided by investing activities	—	—	(349,716)

Cash flows from financing activities:
Increase in notes payable	—	196,000	—
Draws on the line of credit	—	—	430,000
Loan from (to) officer, related party, net	100,000	—	165,079
Repayment of notes payable	—	(5,000)	(120,000)
Repayment of line of credit	—	—	(430,000)
Repayment of capital lease obligations	—	—	(1,819)
Proceeds from the exercise of options	—	—	208,265
Proceeds from the exercise of warrants	—	—	92,460
Proceeds from equity line of credit	—	—	414,824
Proceeds from the issuance of preferred stock	—	—	482,500
Deposits from private placement	—	(20,000)	—
Proceeds from securities exchange agreement	240,000	—	240,000
Proceeds from issuance of common stock	—	644,691	7,196,833
Net cash provided by financing activities	340,000	815,691	8,678,142

Net (decrease) increase in cash and cash equivalents	(134,804)	531,536	21,792
Cash and cash equivalents, beginning of period	160,214	17,903	3,618
Cash and cash equivalents, end of period	$25,410	$549,439	$25,410

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$11	$5,211	$35,978
Cash paid for income taxes	$—	$—	$50

See accompanying notes to financial statements, which are an integral part of the financial statements.

INDEX

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

 Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
For the Six Months Ended March 31, 2005

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2004	84,330,669	$843,307	—	$—	$21,627,654	$(22,709,680)	$(238,719)
Stock Issued for services
Price per share ranged
$0.1608	6,218	62	—	—	838	—	900
$0.145	13,770	138	—	—	1,659	—	1,797
Common stock options granted, net	—	—	—	—	1,740	—	1,740

Securities Exchange Agreement of common stock shares for $0.074	7,150,000	71,500	—	—	432,600	—	504,100
Net loss	—	—	—	—	—	(489,296)	(489,296)
Balance, March 31, 2005	91,500,657	$915,007	—	$—	$22,064,491	$(23,198,976)	$(219,478)

See accompanying notes to financial statements, which are an integral part of the financial statements.

INDEX

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

In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and the Company’s quarterly report on Form 10-QSB for the fiscal period ended December 31, 2004.

2.	Issuance of Common Stock

On January 28, 2005, we entered into a Securities Exchange Agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005, and we filed an 8-K report with the Commission regarding this Agreement on February 2, 2005, which included the full text of the Agreement. We recorded the cash of $240,000 and the 7,150,000 shares at an average market price of $.074 less the placement agent’s fee of $25,000. We also will receive reimbursement from Turbo for all our legal and accounting expenses associated with this transaction, up to a maximum of $150,000.

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

We experienced significant operating losses during fiscal 2004 and 2003, of $951,708 and $952,564, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern. Of the total net operating losses, approximately $45,000 and $292,000 are related to stock issued for services and compensation in fiscal 2004 and 2003, respectively. Management believes that our current cash position including cash funds arising from the exercise of outstanding options, equity private placement, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

INDEX

4.	Stock Options and Warrants

Stock Options

As of March 31, 2005, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. We apply APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

Under the above-mentioned 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company’s common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

The following is a summary of the total number of outstanding stock options and related transactions for the six months ended March 31, 2005:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options Outstanding, September 30, 2004	3,709,257	$0.82	$0.02
Granted	40,000	0.12	0.03
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Options Outstanding, March 31, 2005	3,749,257	$0.82	$0.01

40,000 stock options were granted to Gregory Szabo, a director, for board services on October 25, 2004. The weighted average grant date fair value of these was $0.044. The options were recorded in stock compensation at the Black-Scholes value on the grant date.

During the quarter ended March 31, 2005, no stock options were granted.

During the six months ended March 31, 2005, no stock options were exercised or canceled and no stock options expired.

The weighted average fair value of our options was calculated using the Black-Scholes option-pricing model.

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

INDEX

The following table summarizes the status of stock options outstanding at March 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Outstanding	Price

$0.05 to $0.46	2,439,257	7.9	$0.18	2,439,257	$0.18
$0.47 to $1.84	1,000,000	5.7	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	5.8	$2.49	310,000	$2.49
Total	3,749,257	6.6	$1.43	3,749,257	$1.43

Stock Based Compensation

 The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123 “Accounting for Stock-Based Compensation” as amended in accounting for its employee stock options. Under APB 25, compensation expense is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price.

During the quarters ended March 31, 2005 and March 31, 2004, the Company had no stock based compensation expense.

Warrants

The warrants outstanding as of March 31, 2005 were as follows:

		Weighted
Number		Average
of	Exercise	Grant Date
Shares	Price	Fair Value

1,000,000	$0.35	$24,000
1,000,000	0.50	13,100
275,000	0.50	5,590
275,000	0.75	2,690
640,000	0.13	41,600
500,000	0.10	50,650
4,414,739	0.11	463,106
3,335,961	0.11	349,942
1,808,497	0.10	215,573
800,000	0.10	46,080
14,049,197		$1,212,331

On January 27, 2005 the Company granted Casimir Capital LP, placement agents, for the Securities Exchange Agreement between TurboWorx, Inc., and National Scientific Corporation 800,000 cashless exercise warrants of five-year term, for professional fees, at an exercise price of $0.10. The weighted average grant date fair value of these warrants was $46,080.

INDEX

During the quarter ended March 31, 2005, 5,000,000 warrants expired. The warrants were granted by the Company during fiscal year 2003 pursuant to the private offering, commenced in November 2002, of restricted common stock and common stock purchase warrants. 4,800,000 of the expired warrants were granted to purchase common stock at a strike price of $0.30 per share and 200,000 warrants were granted to purchase common stock at a strike price of $0.50 per share.

On March 31, 2005 there were 14,049,197 outstanding warrants. The weighted average grant date fair value of the warrants was $1,212,331.

5.	Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares. The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the six months ended March 31, 2005 and March 31, 2004.

	2005	2004

Net (loss)	$(489,296)	$(418,190)
Weighted average shares:
Average shares outstanding	86,665,878	72,263,939
Effect of diluted shares	—	—

Average Shares outstanding, adjusted for dilutive effect	86,665,878	72,263,939

(Loss) per share - basic	$(0.01)	$(0.01)

(Loss) per share - diluted	$(0.01)	$(0.01)

The following are incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	2005	2004

Employee options	3,749,257	3,249,757
Warrants	14,049,197	13,516,940

Potential common equivalents	17,798,454	16,766,697

6.	Borrowings

On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Mr. Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Currently this note represents the only long-term debt of the Company. Mr. Ross retired from the Company’s board on September 30, 2003.

INDEX

In December 2004, our Chairman Michael Grollman made personal loans to the Company in the amount of $65,000 to assist us with short-term cash requirements. The loan is evidenced by an unsecured promissory note that provides for repayment within 90 days or less, at no interest. The promissory note also provides that if repayment takes longer than 90 days, then interest accrues at a rate of 6 percent per year until paid in full. We paid this Note in full in February of 2005.

On February 24, 2005 and March 28, 2005, our Chairman Michael Grollman made personal loans to the Company in the amount of approximately $100,000 to assist us with working capital needs. The loans are evidenced by an unsecured promissory note that provides for repayment within 90 days or less, at no interest. The promissory note also provides that if repayment takes longer than 90 days, then interest accrues at a rate of 6 percent per year until paid in full.

7.	Subsequent Events

On April 28, 2005, our Chairman Michael Grollman made additional personal loans to the Company in the amount of approximately $50,000 to assist us with working capital needs. The loans are evidenced by an unsecured promissory note that provides for repayment within 90 days or less, at no interest. The promissory note also provides that if repayment takes longer than 90 days, then interest accrues at a rate of 6 percent per year until paid in full. This brings total indebtedness of the Company to Mr. Grollman of approximately $150,000 excluding miscellaneous expenses, as of the date of this report.

INDEX

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

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenue was $3,609 for the three months ended March 31, 2005 compared to $36,308 for the quarter ended March 31, 2004. This decrease in revenue was partly attributable to a consignment shipment of our Gotcha!® product sent in November to Canada, with a planned selling price of $34,200, that had been expected to invoice out of consignment before the end of March 2005, but did not. This inventory remains on consignment in Canada as of the date of this report and is available for immediate sale by the distributor as needed. An additional factor has been the increase in the Company’s focus on its newer business-oriented products, which are just entering the market in 2005, such as Travado IBUS™, and a small decrease in focus on its consumer products, such as Gotcha!®, which had revenues for the three months ended March 31, 2005 of $2,109 compared to $34,979 for the three months ended March 31, 2004. Revenue for the three months ended March 31, 2005 included approximately $1,500 for our first Travado IBUS™ video recorder installed on a Scottsdale Unified School District school bus in March 2005.

NSC has recently initiated product-marketing efforts after several years of research and development and has negative operational cash flow and has never been profitable.

Our operating expenses for the three months ended March 31, 2005 were approximately $245,858 compared to $211,522 for the same period ended March 31, 2004. The increase in the three months ended March 31, 2005 compared to the corresponding periods ended March 31, 2004 was primarily attributable to our focus on research and development as explained below.

Salaries and benefits were approximately $61,113 for the three months ended March 31, 2005 compared to approximately $112,346 for the three months ended March 31, 2004. Salaries of engineers totaling approximately $87,864 were classified as research and development in the three months ended March 31, 2005. In the three months ended March 31, 2004 engineers’ salaries of approximately $59,231 were classified as salaries and benefits.

There was no stock based compensation for the three months ended March 31, 2005, compared to $22,290 for the three months ended March 31, 2004. The decrease in fiscal 2005 is mainly because we did not pay any contractors with stock grants during the six months ended March 31, 2005.

Research and development expenditures increased to $124,051 for the three months ended March 31, 2005, compared to approximately $4,440 for the three months ended March 31, 2004. The increases in research and development expenditures are primarily because the Company continued to engineer and develop new location tools. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices. All expenses incurred during the research and development stage are expensed as incurred.

INDEX

Other costs and expenses were approximately $60,694 during the three months ended March 31, 2005 compared to $72,446 during the three months ended March 31, 2004. The decrease in the three months ended March 31, 2005 is partly due to lower rental expense, for the Scottsdale office, resulting from the twenty-six month lease agreement signed on August 27, 2004 and lower annual shareholder meeting expenses because the 2005 meeting was held in April 2005 whereas the meeting in 2004 was held in March. The expense reductions were offset in part by slightly higher business liability insurance premiums for Gotcha!® and slightly higher marketing and selling expenses as a result of our continued effort to develop new sales channels and customers.

Other Receivables of $30,093 at March 31, 2005, represent expenses and professional fees incurred by NSC, in connection with the registration of the Securities Exchange Agreement with TurboWorx, Inc., which are recoverable from TurboWorx.

Six Months Ended March 31, 2005 Compared to the Six Months Ended March 31, 2004

Revenue was $5,472 for the six months ended March 31, 2005 compared to $74,538 for the six months ended March 31, 2004. This decrease in revenue was partly attributable to a consignment shipment of our Gotcha!® product sent in November to Canada, with a planned selling price of $34,200, that had been expected to invoice out of consignment before the end of March 2005, but did not. This inventory remains on consignment in Canada as of the date of this report and is available for immediate sale by the distributor as needed. An additional factor has been the increase in the Company’s focus on its newer business-oriented products, which are just entering the market in 2005, such as Travado IBUS™, and a small decrease in focus on its consumer products, such as Gotcha!®, which had revenues for the six months ended March 31, 2005 of $3,972 compared to $74,538 for the six months ended March 31, 2004.

Our operating expenses for the six months ended March 31, 2005, were $483,567 compared to $426,256 in the comparable period ended March 31, 2004. The increase in the six months ended March 31, 2005 compared to the corresponding periods ended March 31, 2004 was primarily attributable to our focus on research and development as explained below.

Salaries and benefits were approximately $164,914 compared to $257,395 for the six months ended March 31, 2004. Salaries of engineers totaling approximately $175,705 were classified as research and development in the six months ended March 31, 2005. In the six months ended March 31, 2004 engineers’ salaries of approximately $122,947 were classified as salaries and benefits.

Stock based compensation decreased to approximately $4,437 for the six months ended March 31, 2005 compared to $28,293 for the six months ended March 31, 2004. The decrease in fiscal 2005 is mainly because we did not pay any contractors with stock grants during the six months ended March 31, 2005.

Research and development expenditures were $197,534 for the six months ended March 31, 2005, compared to $9,398 for the six months ended March 31, 2004. The increases in research and development expenditures are primarily because the Company continued to engineer and develop new location tools. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices. All expenses incurred during the research and development stage are expensed as incurred.

Other costs and expenses were approximately $116,682 during the six months ended March 31, 2005 compared to $131,170 during the six months ended March 31, 2005. The decrease in fiscal 2005 is partly due to lower rental expense, for the Scottsdale office, resulting from the twenty-six month lease agreement signed on August 27, 2004 and lower annual shareholder meeting expenses because the 2005 meeting was held in April 2005 whereas the meeting in 2004 was held in March. The expense reductions were offset in part by slightly higher business liability insurance premiums for Gotcha!® and slightly higher marketing and selling expenses as a result of our continued effort to develop new sales channels and customers.

INDEX

As of March 31, 2005, the Company has a note payable of $100,000 and long-term debt of $43,250.

Total liabilities at March 31, 2005 of $680,195 included accounts payable of $157,319, accrued expenses of $379,626, and notes payable of $143,250. The accrued expenses included approximately $302,885 for accruals of salaries, vacation pay, and interest on deferred wages.

The Company expects to continue to increase its focus on sales and marketing of its Location Tools™ products for the foreseeable future. This includes significantly increased attendance at trade shows and other product marketing events, as well as recent additional investment in product promotion through new outreach programs with the trade press, using new outside public relations resources. Partly as a result of these efforts and others, revenues have begun to be generated from operations. It is thus possible that the Company may emerge from its development stage status at sometime during the coming year.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $25,410 compared to $160,214 at September 30, 2004. Our total cash used in operating activities from developmental stage inception in 1997 through March 31, 2005 was $8,306,634. We have an accumulated deficit of $23,198,976 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements, and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock, through personal loans from officers and directors and to a very limited extent and only just recently, through the sale of our products.

During the six months ended March 31, 2005, cash used in operations was approximately $474,804 compared to approximately $284,155 for the six months ended March 31, 2004. The increase in cash used in operations in the 2005 period resulted from fewer salary deferrals, the addition of new permanent employees and contractors to support the Company’s drive in the area of sales, marketing, product engineering, and development to take its technology expertise and products to market.

During the six months ended March 31, 2005, cash provided by financing activities of $340,000 resulted from net personal loans of $100,000 from our Chairman, Michael Grollman (See Borrowings above), and $240,000 from the Securities Exchange Agreement with TurboWorx, Inc. (See Issuance of Common Stock above).

During the six months ended March 31, 2004, financing activities generated $840,691 in cash. A financing program with a U.S. investment fund entity raised $160,000, and an Officer of the Company raised approximately $36,000 using his personal credit from a group of shareholders in consideration of short-term personal promissory notes to assist the Company with very short-term cash requirements. Private offerings of our restricted common stock units raised $644,691.

We believe that our current cash position as of March 31, 2005, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales, preferred stock sales, and other capital raising efforts, loans from officers, product sales, and aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

INDEX

Other Results of Operations

January 19-21, 2005, our distribution partner, KidMapper, exhibited our Gotcha!® child safety device at the Annual Wisconsin Education Convention held in Milwaukee, WI. This conference was attended by Wisconsin school teachers, administrators, and officials.

January 27-28, 2005, our distribution partner, KidMapper, exhibited our Gotcha!® child safety device at the Annual Illinois Education Conference held in Chicago, IL. This conference was attended by Illinois school teachers, administrators, and officials.

On January 28, 2005, we entered into a material agreement, the Securities Exchange Agreement (the "Agreement") with TurboWorks, Inc., a Delaware corporation ("Turbo") that provides for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC common stock (the "Exchange"). NSC and Turbo consummated the Exchange on February 1, 2005.

NSC has agreed to distribute at least 180,000 of the shares of Turbo stock it received in the Exchange to NSC shareholders of record on a pro rata basis as soon as practicable after the effective date of a registration statement on Form SB-2 registering the Turbo shares to be distributed to NSC shareholders. Turbo has agreed to file such registration statement, and has agreed to use its best efforts to have such filed registration statement declared effective no later than 90 days following the filing date. The parties have also granted each other certain "piggyback" registration rights regarding the exchanged shares. The registration rights terminate on December 31, 2007. The foregoing summary of the Agreement is qualified in its entirety by the Securities Exchange Agreement incorporated herein as Exhibit 10.1. The Exchange is a further development resulting from the Memorandum of Understanding entered into between NSC and Turbo on October 29, 2004 regarding the joint development of technology and joint marketing.

In February 2005, after announcing our new Travado™ line of video tracking system, we received a purchase order from Auto Safety House (ASH) for 25 units of our Travado IBUS™ Digital Video Recording (DVR) and location aware system in response to an order ASH received from a school district for 25 school buses equipped with NSC’s IBUS™ system. ASH is a leading distributor of Thomas Built Buses. The order is scheduled to be delivered to ASH starting in May of 2005. We are working on a further strategic relationship with ASH for the development of channel sales for our Travado IBUS™ product.

On February 8, 2005, the Scottsdale Unified School District Governing Board authorized the award of Bid #5183 for 22 new Thomas school buses to its Arizona distributor ASH for summer 2005 delivery, using voter-approved funds from a 2004 bond issue. The specification for these new buses includes the requirement that each be equipped with an NSC Travado IBUS™ system. We expect to gain additional orders for this technology throughout the coming year.

March 6-9, 2005, together with strategic partner Geotechnologies, Inc., we exhibited our Travado™ technology platform at the Geospatial Information and Technology Association (GITA) Annual Conference and Exhibition held in Denver, CO. This is a highly regarded educational event for geospatial professionals.

On March 15, 2005, we exhibited our Travado IBUS™ product at the National Conference and Exhibition on Transporting Students with Disabilities and Preschoolers held in Phoenix, AZ. This conference was attended by more than 500 buyers of school bus and transportation products and services.

On March 19, 2005, we exhibited our Travado IBUS™ product at the California Association of School Transportation Officials (CASTO) Annual Conference and Exhibition held in Sacramento, CA. Several hundred California school transportation officials were in attendance.

Also in March, we began a pilot program in the nuclear power industry of creating enhancements to security and safety through the use of a new product of ours tentatively called Asset Location Tool (ALT)-100, which is based on the same core active RFID technology as Gotcha®, only with a much longer battery life.

INDEX

Throughout the quarter ended March 31, 2005 our sales and marketing staff spent many hours following up with trade show leads with sales calls, marketing materials, product demonstrations, and product proposals. This sales cycle activity continues as of the date of this report and is expected to continue the remainder of the current fiscal and calendar years.

Other Subsequent Events

April 13-14, 2005, we exhibited our Travado IBUS™ product at the Colorado Association of School Business Officials (CASBO) / Colorado School Pupil Transportation Association (CSPTA) Vendor Show held in Colorado Springs, CO. More than 200 Colorado school business and transportation officials were in attendance.

On April 27, 2005, after proper notice, we held our Annual Meeting of Shareholders at the Wingate Inn & Suites in Scottsdale, AZ. Three proposals were before the shareholders for consideration and approval. Proposal one called for majority shareholder election of three members of the Board of Directors of the Company, Michael Grollman, Graham Clark, and Greg Szabo. Proposal two called for majority shareholder ratification to appoint Epstein Weber & Conover, PLC as the independent auditor for the Company. Proposal three called for two-thirds majority shareholder approval to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 187,000,000. A quorum was present. All three proposals passed, although it should be noted that the Company has not made a decision yet on audit services for the current fiscal year.

We plan to exhibit our Travado IBUS™ product at additional trade shows later this year including the Transportation Administrators of Arizona’s Annual Summer Conference to be held in Flagstaff, AZ, June 21-23, 2005 where we plan to demonstrate the product on a school bus and the School Transportation News 12th Annual North American School Bus Expo to be held in Reno, NV, July 30, 2005 through August 3, 2005.

In May 2005, in conjunction with cooperating technology firms SAP and Ekahau, we began a successful series of field tests on a new NSC product dubbed the Mini-Travado or the “Mini-T100.” Testing is being done at a citywide WiFi-mesh network based in Texas, developed by a team from Tropas with support from Intel. Our Mini-T100 unit was designed to provide the GPS telemetry functions and WiFi functions of Travado, but in a much smaller package. The target market for this new product, which we expect to formally launch this summer, includes police, fire, and ambulance, as well as certain segments of the education market.

As of the date of this report, we have quotations for our IBUS™ system pending at 5 separate school transportation organizations, and proposals have been presented to approximately two dozen more over the last few months. Our primary focus as a Company this year is to develop and sell this product into the education and related markets.

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

INDEX

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of March 31, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our Chief Executive Officer and Acting Chief Financial Officer and its President have concluded that the Company’s disclosure controls and procedures and its internal controls and procedures are effective at providing that reasonable level of assurance.

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

Our external auditors, for the fiscal year ended September 30, 2004, Hurley and Company, have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

INDEX

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2005, 19,988 restricted common shares were issued for board services at average market prices ranging from $0.145 to $0.1608 per share.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Share Exchange Agreement between NSC and TurboWorx *
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
__________
* Incorporated by reference from the Company’s Form 8-K filing of February 2, 2005.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: May 14, 2005	By:	/s/ Michael A. Grollman

Michael A. Grollman Director, Chairman, Chief Executive Officer, and Acting Chief Financial Officer

Date: May 14, 2005	By:	/s/ Graham L. Clark

Graham L. Clark Director, President, and Secretary

Date: May 14, 2005	By:	/s/ Gregory Szabo

Gregory Szabo Director