Form 10QSB
period 2005-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2005-08-12
CIK 1022505

INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

There were 91,536,459 shares of Common Stock, par value $.01 per share, outstanding at August 9, 2005.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

INDEX

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB
INDEX

		Page

Part I	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Balance Sheet - June 30, 2005	3
	Unaudited Condensed Statements of Operations - Three and Nine Months ended June 30, 2005, 2004, and Cumulative from October 1, 1997 (Inception) through June 30, 2005	4
	Unaudited Condensed Statements of Cash Flows - Nine Months ended June 30, 2005, 2004, and Cumulative from October 1, 1997 (Inception) through June 30, 2005	5
	Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit) - Nine Months Ended June 30, 2005	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Controls and Procedures	18

Part II	Other Information	20

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Signatures		21

Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Balance Sheet
June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$15,384
Trade receivables, net	21,328
Inventory, net of obsolescence reserve of $32,282	32,282
Other assets	2,790
Total current assets	71,784

Property and equipment, net	10,860
Deposits	2,000
Investment in common stock	289,100
$373,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$194,920
Accrued expenses	476,216
Note payable, related party	159,000
Other notes payable and advance	73,750
Total current liabilities	903,886

Note payable	—
Total liabilities	903,886

Commitments and contingencies	—

Shareholders’ equity (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	—
Common stock, par value $0.01; 187,000,000 shares authorized, and 91,536,459 shares issued and outstanding	915,365
Additional paid-in capital	22,068,801
Accumulated deficit	(23,514,308)
Total shareholders’ equity (deficit)	(530,142)

$373,744

See accompanying notes to financial statements, which are an integral part of the financial statements.

INDEX

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2005, 2004, and Development Stage

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Development Stage

Revenues	$24,157	$4,031	$29,629	$78,569	$1,056,831
Cost of Sales	14,680	2,719	17,911	58,717	970,995
Gross profit	9,477	1,312	11,718	19,852	85,836

Costs and expenses
Salaries and benefits	86,847	183,290	251,761	440,685	2,821,865
Research and development	96,795	8,652	294,329	18,050	4,260,721
Stock compensation	4,668	22,178	9,105	50,471	3,135,220
Consulting fees, related party	—	—	—	—	8,175,973
Other	97,497	78,774	214,179	209,944	2,882,131
Inventory obsolescence charge	32,282	—	32,282	—	32,282
Total costs and expenses	318,089	292,894	801,656	719,150	21,308,192

Loss from operations	(308,612)	(291,582)	(789,938)	(699,298)	(21,222,356)

Other income (expense)
Interest and other income	—	—	—	—	178,972
Gain on settlement	—	—	—	—	89,403
Interest expense	(6,720)	(8,178)	(14,690)	(18,652)	(70,500)
Loss on disposal of assets	—	—	—	—	(30,960)
Loss on impairment of equipment	—	—	—	—	(64,187)
	(6,720)	(8,178)	(14,690)	(18,652)	102,728

Loss before income taxes	(315,332)	(299,760)	(804,628)	(717,950)	(21,119,628)
Income tax expense	—	—	—	—	—

Net loss	$(315,332)	$(299,760)	$(804,628)	$(717,950)	$(21,119,628)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	91,518,361	83,921,036	88,283,373	76,149,638

See accompanying notes to financial statements, which are an integral part of the financial statements.

INDEX
NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2005, 2004, and Development Stage

	2005	2004	Development Stage
Cash flows from operating activities:
Net loss	$(804,628)	$(717,950)	$(21,119,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash transactions
Depreciation	10,161	9,789	88,491
Loss on disposal of assets	—	—	30,960
Impairment loss on equipment	—	—	64,187
Stock and options issued for services, net	9,105	50,471	11,637,238
Other adjustments for non-cash items	(25,000)	—	(25,000)
Decrease (increase) in inventory	33,868	(55,524)	(32,282)
(Increase) decrease in deferred offering costs	—	—	(85,171)
Decrease (increase) in trade and other receivables	4,469	13,200	110,303
Decrease (increase) in other assets	15,730	14,029	4,150
Increase (decrease) in accounts payable and accrued expenses	181,965	67,050	920,592
Net cash (used in) operating activities	(574,330)	(618,935)	(8,406,160)

Cash flows from investing activities:
Acquisition of property and equipment	—	(2,074)	(155,766)
Repayment of loans	—	—	200,000
Proceeds from the sale of furniture and equipment	—	—	6,050
Loans issued	—	—	(400,000)
Net cash (used in) provided by investing activities	—	(2,074)	(349,716)

Cash flows from financing activities:
Increase in notes payable	30,500	—	30,500
Draws on the line of credit	—	—	430,000
Loan from (to) officer, related party, net	159,000	—	224,079
Repayment of notes payable	—	(7,500)	(120,000)
Repayment of line of credit	—	—	(430,000)
Repayment of capital lease obligations	—	—	(1,819)
Proceeds from the exercise of options	—	9,675	208,265
Proceeds from the exercise of warrants	—	—	92,460
Proceeds from equity line of credit	—	—	414,824
Proceeds from the issuance of preferred stock	—	—	482,500
Deposits from private placement	—	(20,000)	—
Proceeds from securities exchange agreement	240,000	—	240,000
Proceeds from issuance of common stock	—	1,045,044	7,196,833
Net cash provided by financing activities	429,500	1,027,219	8,767,642

Net (decrease) increase in cash and cash equivalents	(144,830)	406,210	11,766
Cash and cash equivalents, beginning of period	160,214	17,903	3,618

Cash and cash equivalents, end of period	$15,384	$424,113	$15,384

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$145	$10,493	$36,112

Cash paid for income taxes	$—	$—	$50

See accompanying notes to financial statements, which are an integral part of the financial statements.

INDEX

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

 Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
For the Nine Months Ended June 30, 2005

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2004	84,330,669	$843,307	—	$—	$21,627,654	$(22,709,680)	$(238,719)

Stock Issued for services
Price per share ranged
$0.1608	6,218	62	—	—	838	—	900
$0.145	13,770	138	—	—	1,659	—	1,797
$0.0711	10,373	104			560		664
$0.088	25,429	254			1,760		2,014

Common stock options granted, net	—	—	—	—	3,730	—	3,730

Securities exchange agreement of common stock shares for $0.074	7,150,000	71,500	—	—	432,600	—	504,100

Net loss	—	—	—	—	—	(804,628)	(804,628)

Balance, June 30, 2005	91,536,459	$915,365	—	$—	$22,068,801	$(23,514,308)	$(530,142)

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

In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and the Company’s quarterly report on Form 10-QSB for the fiscal periods ended December 31, 2004 and March 31, 2005.

2.	Issuance of Common Stock

During the three months ended June 30, 2005, the Company issued an aggregate of 35,802 shares of common stock, to Gregory Szabo, a director, for board services during the period from October 1, 2004 to April 27, 2005. The stock issuances were recorded using the prior quarter’s average closing market price of the Company’s common stock. Stock-based compensation of $2,678 was recognized in the financial statements for the three months ended June 30, 2005.

On April 27, 2005, at our Annual Meeting of Shareholders, we obtained the approval of our shareholders to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 187,000,000. On May 26, 2005, the Office of the Secretary of State of the State of Texas issued a Certificate of Amendment recording the change to our Articles of Incorporation.

On January 28, 2005, the Company entered into a securities exchange agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005, and we filed an 8-K report with the Commission regarding this Agreement on February 2, 2005, which included the full text of the Agreement. We recorded the cash of $240,000 and the 7,150,000 shares at an average market price of $.074 less the placement agent’s fee of $25,000. The agreement provides the Company to receive reimbursement from Turbo for all our legal and accounting expenses associated with this transaction, up to a maximum of $150,000. Our claims to date for reimbursement of expenses totaling approximately $38,200 were paid in May 2005.

INDEX

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

We experienced significant operating losses during fiscal 2004 and 2003, of $951,780 and $952,564, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern. Of the total net operating losses, approximately $45,000 and $292,000 are related to stock issued for services and compensation in fiscal 2004 and 2003, respectively. Management believes that our current cash position including cash funds arising from the exercise of outstanding options, equity private placement, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts, or swap some debt for equity. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.	Stock Options and Warrants

Stock Options

As of June 30, 2005, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. We apply APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

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

INDEX

The following is a summary of the total number of outstanding stock options and related transactions for the nine months ended June 30, 2005:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options Outstanding, September 30, 2004	3,709,257	$0.82	$0.02
Granted	80,000	0.10	0.03
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Options Outstanding, June 30, 2005	3,789,257	$0.81	$0.01

40,000 stock options were granted to Gregory Szabo, a director, for board services on October 25, 2004. The weighted average grant date fair value of these options was $0.044. Stock based compensation of $1,740 was recognized in the financial statements for the three months ended March 31, 2005 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

40,000 stock options were granted to Gregory Szabo, a director, for board services on May 17, 2005. The weighted average grant date fair value of these options was $0.05. Stock based compensation of $1,990 was recognized in the accompanying financial statements for the three months ended June 30, 2005 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

During the nine months ended June 30, 2005, no stock options were exercised or canceled and no stock options expired.

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

INDEX

The following table summarizes the status of stock options outstanding at June 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Outstanding	Price

$0.05 to $0.46	2,479,257	7.8	$0.18	2,479,257	$0.18
$0.47 to $1.84	1,000,000	5.4	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	5.6	$2.49	310,000	$2.49
Total	3,789,257	6.6	$0.81	3,789,257	$0.81

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

During the quarters ended June 30, 2005 and June 30, 2004, the Company had no employee stock-based compensation awards.

Warrants

The warrants outstanding as of June 30, 2005 were as follows:

		Weighted
Number		Average
of	Exercise	Grant Date
Shares	Price	Fair Value

1,000,000	$0.35	$24,000
1,000,000	0.50	13,100
275,000	0.50	5,590
275,000	0.75	2,690
640,000	0.13	41,600
500,000	0.10	50,650
4,414,739	0.11	463,106
3,335,961	0.11	349,942
1,808,497	0.10	215,573
800,000	0.10	46,080
135,000	0.062	3,051
14,184,197		$1,215,382

INDEX

On June 24, 2005, the Company granted warrants to purchase 135,000 shares of the Company’s common stock at an exercise price of $0.062 in conjunction with a financing program (See Borrowings below). The weighted average grant date fair value of these warrants was $3,051.

On June 30, 2005 there were 14,184,197 outstanding warrants. The weighted average grant date fair value of the warrants was $1,215,382.

5.	Net Loss Per Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares. The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the nine months ended June 30, 2005 and June 30, 2004.

	2005	2004

Net (loss)	$(804,628)	$(717,950)
Weighted average shares:
Average shares outstanding	88,283,373	76,149,638
Effect of diluted shares	—	—

Average Shares outstanding, adjusted for dilutive effect	88,283,373	76,149,638

(Loss) per share - basic	$(0.01)	$(0.01)

(Loss) per share - diluted	$(0.01)	$(0.01)

The following are incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	2005	2004

Stock options	3,789,257	3,312,257
Warrants	14,049,197	18,249,197

Potential common equivalents	17,838,454	21,561,454

INDEX

6.	Borrowings

On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Mr. Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Mr. Ross retired from the Company’s board on September 30, 2003. Based on the maturity date of the note, this note was classified as non-current liabilities at March 31, 2005 and as current liabilities at June 30, 2005.

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005.

In June 2005 the Company entered into a financing program with an unrelated party to assist us with working capital needs. The program, evidenced by a promissory note, allows the Company to borrow in two traunches, each of $22,500 payable in seventy-five days. The transaction provides the note holder with a security interest prior to delivery in any assets purchased for the fulfillment of Auto Safety House (ASH) and Scottsdale Unified School District orders and a security interest in any receivable from the fulfillment of such orders. The program also required support from Mr. Grollman. Interest at 13% APR is payable if payment is extended past maturity. The agreement also required the Company to grant the note holder a warrant to purchase 135,000 shares of the Company’s common stock at an exercise price of $0.062. The Company received the first traunch on June 24, 2005.

On June 24, 2005, an Officer of the Company raised approximately $3,000 using his personal credit from a shareholder to assist the Company with short-term cash requirements in consideration of a verbal promise to repay.

On June 25, 2005, Officers of the Company raised approximately $5,000 using their personal credit from a shareholder in consideration of short-term personal promissory notes to assist the Company with very short-term cash requirements. The note carried effective annual interest rates of less than 6% and is payable in 90 days.

7.	Subsequent Events

On July 7, 2005, our Chairman Michael Grollman made an additional personal loan to the Company in the amount of $45,000 to assist us with working capital needs. The loan is evidenced by an unsecured promissory note that provides for repayment within 90 days or less, at no interest. The promissory note also provides that if repayment takes longer than 90 days, then interest accrues at a rate of 6 percent per year until paid in full. This brings total indebtedness of the Company to Mr. Grollman of approximately $358,000 including miscellaneous expenses, as of the date of this report. Collateral to support this debt will likely be provided by the Company in the form of equity, such as common or preferred stock or both, at some future date.

As of the date of this report, the Company is negotiating a financing program with a U.S. investment fund entity that wants to remain confidential. The draft terms of this program include a one-year Note for approximately $190,000, payable at maturity. The transaction will include warrants to purchase the Company’s restricted stock during the warrants lifetime. The warrants will include anti-dilution provisions, as well as registration rights in the event that the Company was to file an appropriate registration statement with the SEC during the next five years. Collateral to support this Note will be provided by the Company in the form of equity and an officer of the company will provide personal collateral, which would be forfeited in the event of non-payment of the Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as “should be,”“will be,”“believes,”“expects,”“anticipates,”“plans,”“intends,”“may,” and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

We incurred a net loss of $315,332 for the three months ended June 30, 2005, as compared to a net loss of $299,760 for the three months ended June 30, 2004, as explained below.

Revenue was $24,157 for the three months ended June 30, 2005 compared to $4,031 for the quarter ended June 30, 2004. This revenue increase is attributable to the delivery in June, 2005, of 18 Travado IBUS™ video recorders, to Auto Safety House, Inc. (ASH) a leading distributor of Thomas Built Buses for use by the Scottsdale Unified School District. These 18 units were part of an overall shipment of 47 Travado IBUS™ units due to ASH, which are scheduled for delivery in August 2005. This shift in product sales follows the Company’s increased focus on its newer business-oriented products, which entered the market in March 2005 combined with a small decrease in focus on its consumer products such as Gotcha!®, which had revenues for the three months ended June 30, 2005 of $2,941 compared to $4,031 for the three months ended June 30, 2004.

We marked down our inventory of Gotcha!® products at June 30, 2005 by $32,282 or fifty percent of its original cost, for estimated obsolescence based on assumptions about age of the inventory and future demand.

NSC has recently initiated product-marketing efforts after several years of research and development and has negative operational cash flow and has never been profitable.

Our operating expenses for the three months ended June 30, 2005 were approximately $285,807 compared to $292,894 for the same period ended June 30, 2004. Explanations for this are below.

Salaries and benefits were approximately $86,847 for the three months ended June 30, 2005 compared to approximately $183,290 for the three months ended June 30, 2004. Salaries of engineers totaling approximately $86,100 were classified as research and development in the three months ended June 30, 2005. In the three months ended June 30, 2004 engineers’ salaries of approximately $76,405 were classified as salaries and benefits.

INDEX

Stock-based compensation for the three months ended June 30, 2005 was $4,668 compared to $22,178 for the three months ended June 30, 2004. The decrease in fiscal 2005 was mainly because we did not pay any contractors with stock grants during the three months ended June 30, 2005.

Research and development expenditures increased to $96,795 for the three months ended June 30, 2005, compared to approximately $8,652 for the three months ended June 30, 2004. The increases in research and development expenditures are primarily because the Company continued to engineer and develop new location tools such as Travado. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices. All expenses incurred during the research and development stage are expensed as incurred.

Other costs and expenses were approximately $97,497 during the three months ended June 30, 2005 compared to $78,774 during the three months ended June 30, 2004. Expenses increased in the three months ended June 30, 2005 because costs related to the annual shareholders’ meeting held in April 2005 were reflected in the quarter ended June 30, 2005 whereas the meeting in 2004 was held in March, the 2004 software expense was lower due to a credit for an old accrued expense, and the bad debt reserve charge in 2005 was higher than the reserve in 2004. The increased expenses were partially offset by lower rental expense for the Scottsdale office, and lower marketing and selling expenses compared to the 2004-quarter which included the costs of a radio commercial. Other costs and expenses consist primarily of office related costs, insurance, legal and accounting fees, investor relations and shareholders meeting expenses, selling and marketing costs, and occupancy costs.

In September of 2004, we signed a contract with KidMapper Inc. of Elmhurst, IL. KidMapper is a privately owned company and concentrates on marketing and distribution of a full array of child safety products into schools, youth groups, and parent-teacher associations (PTAs). The material terms of the contract include a two year term, exclusive marketing rights of Gotcha!® into schools and PTAs using KidMapper’s national sales representatives. The Company is concerned with the lack of sales by KidMapper since we signed the contract, and is renegotiating the terms of the agreement. During the quarter ended June 30, 2005, the Company has fully reserved for the balance of $25,200 owed by KidMapper.

Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004

We incurred a net loss of $804,628 for the nine months ended June 30, 2005, as compared to a net loss of $717,950 for the nine months ended June 30, 2004, as explained below.

Revenue was $29,629 for the nine months ended June 30, 2005 compared to $78,569 for the nine months ended June 30, 2004. This decrease in revenue was partly attributable to a consignment shipment of our Gotcha!® product sent to Canada in November, with a planned selling price of $34,200, that had been expected to invoice out of consignment before the end of June 2005, but did not. This inventory remains on consignment in Canada and is available for sale as needed. An additional factor has been the increase in the Company’s focus on its newer business-oriented products, which entered the market in March 2005, such as Travado IBUS™, and a small decrease in focus on its consumer products, such as Gotcha!®, which had revenues for the nine months ended June 30, 2005 of $6,913 compared to $75,801 for the nine months ended June 30, 2004. Revenues from our Travado IBUS™ products in the four months to June 30, 2005 totaled $22,716 and are projected to increase as we deliver our open orders during the remainder of this calendar year.

INDEX

We marked down our inventory of Gotcha!® products at June 30, 2005 by $32,282 or fifty percent of its original cost, for estimated obsolescence based on assumptions about age of the inventory and current demand.

Our operating expenses for the nine months ended June 30, 2005, were $769,374 compared to $719,150 in the comparable period ended June 30, 2004. The increase in the nine months ended June 30, 2005 compared to the corresponding period ended June 30, 2004 was primarily attributable to our focus on research and development as explained below.

Salaries and benefits were $251,761 compared to $440,685 for the nine months ended June 30, 2004. Salaries of engineers totaling approximately $262,000 were classified as research and development in the nine months ended June 30, 2005. In the nine months ended June 30, 2004 engineers’ salaries of approximately $211,000 were classified as salaries and benefits.

Stock based compensation decreased to $9,105 for the nine months ended June 30, 2005 compared to $50,471 for the nine months ended June 30, 2004. The decrease in fiscal 2005 is mainly because we did not pay any contractors with stock grants during the nine months ended June 30, 2005.

Research and development expenditures were $294,329 for the nine months ended June 30, 2005, compared to $18,050 for the nine months ended June 30, 2004. The increases in research and development expenditures are primarily because the Company continued to engineer and develop new location tools. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices. All expenses incurred during the research and development stage are expensed as incurred.

Other costs and expenses were $214,179 during the nine months ended June 30, 2005 compared to $209,944 during the nine months ended June 30, 2005. Business liability insurance premiums for Gotcha!® were slightly higher in 2005, the 2004 software expense was lower due to a credit for an old accrued expense, and the bad debt reserve charge in 2005 was higher than the reserve in 2004. The increased expenses in fiscal 2005 were offset by lower rental expenses for the Scottsdale office and lower marketing costs as the radio spots of 2004 were not repeated in 2005. Other costs and expenses consist primarily of office related costs, insurance, legal and accounting fees, investor relations and shareholders meeting expenses, selling and marketing costs, and occupancy costs.

As of June 30, 2005, the Company had a note payable of $43,250 to Mr. Lou Ross, a former director, a note payable of $159,000 to our Chairman Michael Grollman, and other notes and an advance totaling $30,500 (See Borrowings above).

Total liabilities at June 30, 2005 of $903,886 included accounts payable of $194,920, accrued expenses of $476,216, and notes payable and an advance of $232,750. Accrued expenses included approximately $396,000 for accruals of salaries, vacation pay, and interest on deferred wages.

INDEX

The Company expects to continue to increase its focus on sales and marketing of its Location Tools™ products for the foreseeable future. This includes significantly increased attendance at trade shows and other product marketing events, as well as recent additional investment in product promotion through outreach programs with the trade press, using public relations resources. Partly as a result of these efforts and others, revenues have begun to be generated from operations. It is thus possible that the Company may emerge from its development stage status at sometime during the coming year.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $15,384. Our total cash used in operating activities from developmental stage inception in 1997 through June 30, 2005 was $8,406,160. We have an accumulated deficit of $23,514,308 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements, and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock, through personal loans from officers and directors, and to a very limited extent and only just recently, through the sale of our products.

During the nine months ended June 30, 2005, cash used in operations was approximately $574,330 compared to approximately $618,935 for the nine months ended June 30, 2004. The decrease in cash used in operations in the 2005 period resulted from salary deferrals, and shorter hours worked by part-time employees.

During the nine months ended June 30, 2005, cash provided by financing activities of $429,500 resulted from personal loans of $159,000 from our Chairman, Michael Grollman, other loans of $30,500 (See Borrowings above), and $240,000 from the securities exchange agreement with TurboWorx, Inc. that was consummated on February 1, 2005.

During the nine months ended June 30, 2004, financing activities generated $1,054,719 in cash. Private offerings of our restricted common stock units raised $1,045,044 and proceeds from the exercise of stock options generated $9,675.

We believe that our current cash position as of June 30, 2005, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales, preferred stock sales, debt to equity swaps, and other capital raising efforts, loans from officers, product sales, and aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Other Results of Operations

April 13-14, 2005, we exhibited our Travado IBUS™ product at the Colorado Association of School Business Officials (CASBO) / Colorado School Pupil Transportation Association (CSPTA) Vendor Show held in Colorado Springs, CO. More than 200 Colorado school business and transportation officials were in attendance. From this show we identified a number of potential distributors and customers with whom the sales group is following up.

INDEX

On April 26, 2005, we were granted U.S. Patent number 6,885,853 by the U.S. Patent and Trademark Office for a communications receiver with integrated IF filter and method therefor. The application for this patent was submitted in April of 2001 in conjunction with our Bluetooth research and development conducted by our former San Jose, CA office.

In May 2005, in conjunction with technology firms SAP, Intel, and Ekahau, we began a successful series of tests on a new NSC product dubbed the Mini-Travado or the “Mini-T100.” The units were designed to provide real time location and telemetry data of government and first responder vehicles. Testing was undertaken in Corpus Christi, Texas, on a citywide WiFi-mesh network developed by a team from Tropos with support from Intel. Our Mini-T unit successfully completed the evaluation stage and representatives from SAP and Intel made a presentation about the project at SAP’s Sapphire Boston event on May 17, 2005. The Mini-T100 provides GPS location and sends this information in real-time over a WiFi network. The target market for this new product, which we expect to formally launch later this year, includes fire, police and ambulance, as well as the education market.

On May 18, 2005, we received a purchase order from Auto Safety House (ASH) for 22 units of our Travado IBUS™ Digital Video Recording (DVR) and location aware system in response to an order ASH received from the Scottsdale Unified School District for 22 school buses equipped with NSC’s IBUS™ system. The specification for these new buses includes the requirement that each be equipped with an NSC Travado IBUS™ system. We delivered 18 Travado IBUS™ units to ASH in June 2005.  Labor to install the units is provided by ASH. We expect to gain additional orders for this technology throughout the coming year. ASH is a leading distributor of Thomas Built Buses. We are working on a further strategic relationship with ASH for the development of channel sales for our Travado IBUS™ product.

NSC has agreed to distribute at least 180,000 of the shares of TurboWorx stock it received in the Exchange to NSC shareholders of record on a pro rata basis as soon as practicable after the effective date of a registration statement on Form SB-2 registering the TurboWorx shares to be distributed to NSC shareholders. TurboWorx has agreed to file such registration statement, and has agreed to use its best efforts to have such filed registration statement declared effective no later than 90 days following the filing date. TurboWorx filed a registration statement or Form SB-2 with the SEC on June 6, 2005. The parties have also granted each other certain "piggyback" registration rights regarding the exchanged shares. The registration rights terminate on December 31, 2007. The foregoing summary of the Agreement is qualified in its entirety by the securities exchange agreement previously filed. The Exchange is a further development resulting from the Memorandum of Understanding entered into between NSC and Turbo on October 29, 2004 regarding the joint development of technology and joint marketing.

On June 22, 2005 we exhibited our Travado IBUS™ product at the Transportation Administrators of Arizona’s Annual Summer Conference held in Flagstaff, AZ, where we demonstrated the product on a school bus configured for Scottsdale Unified School District and provided by our partner, ASH. The conference was attended by more than 250 buyers of school bus and transportation products and services.

Throughout the quarter ended June 30, 2005 our sales and marketing staff spent many hours following up the leads obtained at tradeshows with sales calls, marketing materials, product demonstrations, and product proposals. This sales cycle activity continues as of the date of this report and is expected to continue the remainder of the current fiscal and calendar years.

INDEX

Other Subsequent Events

On July 7, 2005, TurboWorx received a comments letter from the U.S. Securities and Exchange Commission in response to its first filing of Form SB-2 on June 6, 2005. To the best of our knowledge, TurboWorx plans to address the SEC’s comments fully and file an amended registration statement or Form SB-2/A likely during the month of August.

On July 29, 2005 we received a purchase order from the City of Corpus Christi, Texas for Mini-Travado's for delivery in August 2005. This order is a result of the successful testing program with select Corpus Christi First Responders conducted in May 2005. We believe these new units will be used to further the Intel Digital Cities and Communities Initiative that includes Intel, SAP, and others. Upon successfully completing this phase we would expect an opportunity for additional orders as the town integrates these units into their significant fleet of vehicles.

On August 1-2, 2005, we exhibited our Travado IBUS™ product at the School Transportation News 12th Annual North American School Bus Expo in Reno, NV. More than 450 school transportation officials and school district buyers from all over the country were in attendance. Prior to and during the exhibition we ran a number of promotional events that generated a significant number of leads from qualified school districts.

Additional Travado IBUS(tm) units were delivered to ASH in August 2005.

As of the date of this report, we have ongoing discussions with potential distributors in California, New York, Colorado, New Mexico, and Texas. Our product is listed in now listed on the Mohave Educational Services Co-operative through our Arizona and Nevada distribution partner, Auto Safety House (ASH). This Co-operative allows us to sell our products directly to the school districts in Arizona without going through a formal bid process. We also have a number of quotations for our IBUS™ system pending at various school districts throughout the Southwest that we expect to convert to purchase orders during the coming weeks. Our primary focus as a Company this year is to develop and sell this product into the education and related markets.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of June 30, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company’s disclosure controls and procedures are effective.

INDEX

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 25, 2004, the Company issued 19,988 restricted common shares to Gregory Szabo, a director, for board services at average market prices ranging from $0.145 to $0.1608 per share.

On May 17, 2005, the Company issued 35,802 restricted common shares to Gregory Szabo, a director, for board services at average market prices ranging from $0.711 to $0.088 per share.

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

NATIONAL SCIENTIFIC CORPORATION

Date: August 12, 2005	By:	/s/ Michael A. Grollman

Michael A. Grollman Director, Chairman, Chief Executive Officer, and Acting Chief Financial Officer

Date: August 12, 2005	By:	/s/ Graham L. Clark

Graham L. Clark Director, President, and Secretary

Date: August 12, 2005	By:	/s/ Gregory Szabo

Gregory Szabo Director