Form 10KSB
period 2005-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2006-01-12
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2005

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
Common Stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for the fiscal year ended September 30, 2005 were $73,226.

The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation’s (“NSC’s”) common stock, as of December 28, 2005 was approximately $3,487,462 (based on the last sale price of such stock as reported by OTC BB Stock Market). The number of shares outstanding of the registrant’s common stock, as of December 28, 2005, was 95,795,459

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

NATIONAL SCIENTIFIC CORPORATION

FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

PART I

Forward Looking Information

This Form 10-KSB contains certain forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within NSC’s control. These factors include, but are not limited to, economic conditions generally and in the industries in which NSC’s future customers participate; competition within NSC’s industry, including competition from much larger competitors; technological advances which could render NSC’s products less competitive or obsolete; failure by NSC to successfully develop new products or to anticipate current or prospective customers’ product needs; price increases or supply limitations for components purchased by NSC for use in its products; and delays, reductions, or cancellation of orders that may be placed with NSC. There can be no assurance that NSC will be able to develop its products or markets for its products in the future.

Item 1.    Description of Business

Overview

Our primary business involves the research, development, manufacture, and sale of hardware and software computer products and devices that span a range of industries. The majority of our products are electronic location-determining devices and digital video recording devices. These devices typically use small, portable radios, in conjunction with equally small but power mobile computers, to help establish and report the physical location of people and objects to which these devices are attached. Some of our location technologies use Global Positioning System (GPS) technology to determine position. Others use small computers in conjunction with video cameras and other sensors to record incidents on school buses. We also have other products that use non-GPS technology to establish and then report position. We refer to our location-determining devices as our location tracking products, or as location tools.

Our primary customer focus for these location-tracking products is the safety market, related in many cases to the safety of children. Our products and services help our customers keep better track of their children. Our products are also used to keep track of adults, and as well to help keep track of and monitor physical assets, such as equipment or vehicles. Our location tracking products are often sold as an integrated system, by using them in conjunction with software that displays maps and other pertinent information.

We have focused extensively on developing location tools since early 2002, and our primary business objective is to generate revenue and profit from the sale of our location tracking products and related services. The sale of these products and services resulted in small amounts of revenue late in the fiscal year ended September 30, 2005.

•	Revenue for the fiscal year ended September 30, 2004 was $77,994, all derived from the sale of location tracking products and services;
•	Revenue for the fiscal year ended September 30, 2005 was $73,226, all derived from the sale of location tracking products and services;
•	Net losses were $1,140,782 for the fiscal year ending September 30, 2005;
•	Net losses were $951,780 for the fiscal year ending September 30, 2004.

Prior to 2002 we developed products that are electronic components, some of which are used in radio equipment, and some of which have other applications in the electronics field, such as in the memory systems of personal computers. All of these electronic component products have been issued U.S. patents. We focused extensively on developing these products and patenting them from 1996 through early 2002, with the objective of licensing these products to other electronic companies for their use. This strategy has not generated any revenue to date. In early 2002, our focus shifted away from further development of our electronic component products, but we continue to explore licensing opportunities for our component products from time to time, keeping in mind that our primary objective today is to sell our location tools products.

We originally incorporated as a Texas corporation in 1953. We changed our name to National Scientific Corporation in 1996 and we began the activities described in this annual report. Our principal executive offices are located at 14505 North Hayden Road, Suite 305, Scottsdale, Arizona 85260-6951 and our telephone number is (480) 948-8324. Our Internet site is www.national-scientific.com.

Our Business
Location Products

Most of our customers require tracking or monitoring of an object, asset, or person, and reporting this information back to a central location. Our location products use different technologies to determine position of the object and report it back to the user, usually determined by whether they are trying to track items outdoors or indoors. Our customers’ choice of the type of technology to use is primarily based on their environment. Our location tools products therefore fall into two different categories depending upon the type of application the customer requires. These are Outdoor Location Products and Indoor Location Products.

Our current location technology has not been awarded any patents as of the date of this report and has been awarded trademark protection on one other. We use a combination of confidentiality agreements, copyright and other trade secret management techniques to protect our trade secrets.

Outdoor Location Products

Overview of This Technology

We have developed a group of products with the capability to determine location using a technology called Global Positioning System or GPS. These products report the location information as well as other desired information such as taking digital video pictures from a camera back to the user through a radio network. The products typically contain a small computer to provide the overall control and data processing capacity for the device. The product can be thought of as having three distinct pieces or systems. These are the data collection system, the data control & processing system, and the data transport system. This design concept is the basis for our outdoor location products. The diagram below shows in a general way that the GPS system works with our outdoor location products:

Data Collection System

This system can be thought of as the “eyes and ears” of the product. It is comprised of two systems. One determines location of the product, while the other system records specific events that the customer may be interested in such as a door opening in a delivery truck. The location system determines the position of the product using a technology developed by the U.S. Government called the Global Positioning System, or GPS, as it is commonly known. The U.S. Government for limited commercial use first made GPS available in the 1980’s. The system consists of approximately 24 satellites that orbit the earth rapidly. It is a worldwide navigation support system that allows users of GPS receivers to determine their precise geographic locations to within a few meters in most cases. The network of satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system for all users is currently provided free of charge by the U.S. Government.

GPS works by ranging and triangulating the product’s position from a group of satellites. Of the 24 GPS satellites in orbit, a minimum of four is needed to reliably determine the product’s three-dimensional position. A GPS receiver measures distance by calculating the amount of time it takes a navigation and time reference radio signal from the satellite to make a one-way trip to the GPS receiver.

One of the main drawbacks with GPS is that the GPS receiver requires a clear and unobstructed line of sight of the satellites to the GPS receiver. Thus, GPS receivers generally do not work indoors, where walls and roofs block reception. Even when the GPS receiver is outdoors, tall building, hills, and dense foliage such as trees may also block reception.

Prior to May 2000, for reasons of national security, the U.S. Department of Defense intentionally degraded GPS signals to civilian users allowing civilian users to only obtain accurate information regarding their geographic locations accurate as to within a radius of about 100 meters. On May 2, 2000, the U.S. Department of Defense eased restrictions on civilian use of GPS technology, allowing civilian users to now calculate their geographical positions to accuracy of 10 meters or better. Other government systems, such as the Federal Aviation Administration’s Wide Area Augmentation System (FAA WAAS) system, have further improved accuracy sine 2002 for civilian users in North America. These changes in policy significantly improves the utility of GPS for many applications.

GPS receivers typically are very compact; and it is not necessary to have a large dish antenna to receive GPS signals. Typical information that can be obtained from these GPS signals are latitude, longitude, elevation, speed, direction, date, and time.

The second part of this Data Collection System is customer specific. Many customers have additional types of data that they want to know or want collected relevant to a location. An example of this could be, every time the delivery truck door is open, report its position and time the door was opened. This information can be used to detect and possibly deter theft from the vehicle. Another example could be to report every incident of when the car traveled faster than an allowed speed. This information could be used to deter unsafe driving. Another could be record the location of every child entering or leaving a school bus, as well as taking a video of the event. This data input system can therefore be customized to meet the exact needs of a customer.

Another kind of data collection technology we use in some of our products is called RFID, which stands for Radio Frequency Identification. RFID devices are small radios that could be used to track information about people or objects. RFID provides a low-cost solution for certain kinds of tracking activities, especially short-range activities, typically less than a hundred feet. RFID devices often are less costly to manufacture than GPS devices, although due to their short range, they may not be as versatile as GPS, which can work at distances of many miles or more.

Another kind of data collection technology we use in some of our products is called DVR, which stands for digital video recorder. DVR devices use a small digital camera that takes up to 30 pictures per second and then stores these images electronically. When these individual pictures are ‘played back’ you see a movie of the recorded event. Schools are particularly interested in this type of technology in conjunction with GPS to monitor what is happening on their buses.

Data Control & Processing System

This system can be thought of as the “brains” of the product. A technical term for this system is an embedded system, meaning one that lives deep inside the overall product. An embedded system is a small special-purpose computer system built into a larger device. The reason we use an embedded system in our products is to keep cost to us low, so our products stay more competitive in price. Simple embedded systems can cost us as little as a few dollars each and use very little power compared to the desktop computers that many people are familiar with, which typically cost much more. On our embedded systems there is typically no disk drive, operating system, keyboard, or screen. Our embedded systems instead communicate with other computers by radio. These other computers typically have a keyboard and screens, and they are used to display our information.

The programs that we run on these systems are custom designed and built by our own software engineers. These programs are called firmware. The firmware controls how the data is collected, what data should be collected and what events should be monitored and reported, what should be ignored and how and when and what data should be sent back to the user. As we mentioned above, the system is relatively easy to customize, and the firmware is also easy to customize as it has been written in a modular fashion that allows changes to one section to be implemented without the need to completely re-write the program. This helps us keep costs down.

Data Transport System

This system can be thought of as the “mouth” of the product. It communicates to the outside world where it is and what has happened. There are many different types of technology that can be used to transport this data back to the user, generally using some kind of wireless technology based on radios. We currently use cellular radios, satellite radios, Wi-Fi radios, and other special purpose radios.

We use a cellular radio based on GSM cellular technology. GSM, or Global System for Mobile Communications, is a second-generation digital mobile telephone standard. GSM was initially developed as a pan-European collaboration, intended to enable mobile roaming between member countries. As of the date of this report, there are now more 1.5 billion GSM customers in the world in 210 different countries, according to a report published in September 2005 by the GSM Association. We believe the use of GSM in our products makes them more attractive to customers on an international basis.

The cellular radios typically operate in “real time.” When an event occurs, the data is immediately transported back to a user at a remote location.

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

The satellite radios typically operate in “real time.” When an event occurs the data is immediately transported back to the user.

Some of our customers do not want to have the expense of a real time cellular or satellite connection, nor are they interested in having the data in real time. For this we use either a special purpose radio or a Wi-Fi radio.

The Wi-Fi radio operates in a very similar manner to cordless phones found in many households. These phones typically consist of a base station and handset. Our system is very similar; it consists of a base station unit that receives data from the mobile unit that would be on the asset or vehicle being tracked. The base station is typically attached to a personal computer that takes the raw data from the radio and re-formats it into information that can be displayed by other computers on the Internet. Wi-Fi stands for “Wireless Fidelity” and is a technology in very common use to wirelessly connect personal computers to other computer networks, including to the Internet.

Our special purpose radios work in a very similar manner to the Wi-Fi radio, except that they can sometimes transmit data over longer distances.

Wi-Fi radios operate in an unlicensed part of the radio spectrum and as such do not have any special government licensing fees associated with them. Because they operate in a license free spectrum the Federal Communications Commission (FCC) imposes some restrictions on the use of these radios. One major restriction is that the range the radio signal can go is limited to about 300 feet.

Since most of the time our product will operate well beyond 300 feet from the base station, all the collected data is stored within the device for later transmission when the product comes back into that range again. When the vehicle or asset comes back into range of the base station the mobile units automatically download their information. We call this mode of operation “near time.” These “near time” products do not incur any special airtime usage charges. As such they can be significantly cheaper to operate than the cellular or satellite equivalents.

Once the data is transmitted back to the user they can either display the information on our software (see below) or on some other computer application.

Outdoor Location Tools Products

Travado IBUS™ System. The IBUS™ system comprises a small outdoor location and DVR module that is located on the bus and a software suite that is located on a base station back at the Transportation Department. The system is designed to monitor and track school or other buses as well as digitally record video. The data is automatically downloaded or transmitted via wireless technology such as Wi-Fi or high speed cellular back to the school base station without ever having to go to the bus to obtain the information. The unit can also log the children or passengers riding on the bus. We initially announced the IBUS™ product in April of 2003 in conjunction with Verify Systems (see Strategic Relationships). We announced the addition of digital video recording capability and changed the name to Travado IBUS™ in December of 2004. In December 2005 we announced the completion of the first major installation and deployment. Travado IBUS™ uses a GPS that allows it to determine its current location. The system also includes digital video cameras that record the bus ride. The system can also include an optional ID card reader. As the child enters the bus they simply swipe their ID card and a record is created of who got on the bus and where they got on the bus. As the bus travels along its route picking up passengers, there is a complete manifest and digital video recording of who is riding on the bus. At journey’s end the children simply swipe their ID cards as they disembark and another log is created. Should there be a difference in the logs, then the driver will be notified that there could be someone left on the bus. The Base Station provides a simple user interface to easily extract and view the data generated from the buses. This data can include the routes the buses have taken, the video recorded on the bus, and who is riding on the bus. We have developed Travado™ tracking software, which is an internet-based mapping application that can be used to display the location on a computer screen of our Travado IBUS™ and other locator products in the field. Travado™ tracking software is not sold as a stand-alone product, but instead is a service we offer to purchasers of our Travado IBUS™ and Travado™ Mini customers.

We have produced and sold more than 100 units to date. We have presented informational samples to various school districts, which are evaluating and testing it. We have run several pilot projects using Travado IBUS™ with school districts in Massachusetts and Arizona and we are currently running or plan to run Travado IBUS™ demos in Arizona, California, Colorado, and New Mexico. We intend to market this product directly and through other sales channels. We have a few commercially significant sales of this product as of the date of this report, with total revenues from this area at approximately $131,000 since we introduced the product in December 2004 (this figure includes unaudited data from our fiscal first quarter for the year ending September 30, 2006 - see Subsequent Events below). Sales of the product have steadily increased over the last four quarters. However, we believe the sales cycle into school districts can take up to a year, due to budget cycles, especially for new safety technology, so we are uncertain if these low sales are likely to stay low or to increase in the future. We do believe that there will be seasonal factors which can materially impact the sale of this product, primarily driven by school budget year cycles, but we are not able to assess the impact of these factors on future sales at this time, as our sales have been so limited to date. Our plan is to expand into markets beyond education, such as law enforcement and homeland security.

Travado Mini or Mini-T™. Travado Mini™ or Mini-T™ is a small outdoor location product designed to provide real-time location and telemetry data of government and first responder vehicles. Much like our Travado IBUS™ product, the Mini-T™ uses a GPS that allows it to determine its current location and sends this information in real-time over a Wi-Fi network. Testing was undertaken in Corpus Christi, Texas, on a citywide Wi-Fi mesh network developed by a team from Tropos with support from Intel (part of the Intel Digital Cities initiative). Our Mini-T™ unit successfully completed the evaluation stage and representatives from SAP and Intel made a presentation about the project at SAP’s Sapphire Boston event on May 17, 2005. The target market for this new product includes fire, police and ambulance, as well as the education market. We have made very few commercially significant sales of this product as of the date of this report, with total revenues from this area at approximately $10,000 since we introduced the product in mid 2005. However, we believe the sales cycle in government entities can be long and protracted, due to budget cycles, especially for new safety technology, so we are uncertain if these low sales are likely to stay low or to increase in the future. Our plan is to market this product to law enforcement and homeland security markets.

StationMaster™. StationMaster™ is an outdoor location product based on GPS technology. It is designed to track and report the location of fleets of vehicles. We announced this product in March of 2003. The product contains a GPS and other sensor inputs as required by the customer. The product can be configured for either real time data communication or near time data communication again depending upon the customer’s requirements. By upgrading the embedded processor to a single board computer we can run applications specifically designed by our customers who require a mobile general-purpose computer that can also perform tracking and reporting functions. We have only developed prototypes of this product, and have not shipped commercial quantities as of this time, other than to a small number of potential development partners. We have presented samples to various customers, who gave us valuable feedback and as such this product evolved into the newly branded Travado™ technology platform.

Followit™. Followit™ is a small outdoor location product designed to track vehicles. We announced availability of this product in March of 2002. The unit contains a GPS to determine position, as well as a GSM cellular radio to transmit that position information back to a central location. This location information can be presented as map coordinates, or it can be shown on a map using our Lobo™ tracking software (see below). The unit is designed and manufactured for us in Sweden by Followit, AB. We currently have no units in stock as we have sold our entire inventory of the product, and we currently have no plans to replenish stock for this unit, although we will continue to support our existing customers. Followit™ is a trademark of Followit AB of Sweden.

Lobo Tracking Software™. Lobo™ is an internet-based mapping application that can be used to display the location on a computer screen of our locator products in the field. Lobo™ is not sold as a stand-alone product, but instead is a service we offer to purchasers of our cellular-phone based locators. We use Lobo™ to make our locator product offerings more attractive to customers. Lobo™ is in active use today by most customers using our Followit™ products. We have generated revenue through the sale of service on our Lobo™ server service for over two years; since Lobo™ is part of an overall solution that includes Followit™, it is difficult to accurately separate the revenue generated solely from Lobo™ software from the revenue generated from Followit™. We estimate that Lobo™ has independently generated less than $5,000 in revenue over the last three years.

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

Most of our indoor positioning technology is based on measuring the strength or loudness of a radio signal between the transmitter and the receiver. We do this because the further away a transmitter is from a receiver, the weaker or quieter the signal is that you will detect. Many types of radios can measure this “loudness” phenomenon and convert it into a useful numerical value. If you have three or four radio sources spread over an area and you can detect their value you can then triangulate your position based on that information. This is similar to the concept used by GPS, but since it does not depend on distant satellites, it can be applied indoors. However, for this approach to work economically, a large number of transmitters are required throughout the indoor area. This cost has greatly limited the deployment of indoor location technology as of the date of this report.

Today many organizations are connecting their computers using Wi-Fi technology, rather than running expensive network cables. Wi-Fi® is a trademark of the Wi-Fi Alliance. We often use Wi-Fi without the hyphen in our product names to avoid confusion with this trademark. We have developed a means of using these new Wi-Fi networks to provide the transmitters needed for indoor positioning. We call this ‘piggy backing’ on to the Wi-Fi network, a network which is composed of many mounted receiving devices called Wi-Fi access points. The diagram below shows how our Wi-Fi-based indoor tracking technology works:

WiFi Tracker™. WiFi Tracker™ is an indoor tracking product designed for tracking people and other assets. We announced this product in May of 2003. When used in conjunction with Wi-Fi enabled tracking software, the tags can be easily identified and located within the network. One of our software partners is a Finnish company, Ekahau, Inc. They have developed a software system that takes information determined by our tags and displays the tag’s position using Ekahau’s Positioning Engine™ tracking software. The stage three version of the prototype, or “developer kit,” of this product was completed in December of 2003. A newer version of the developer tag, version 1.2, was completed in August of 2004. We have presented samples to several customers, and have engaged in competitive field trials with prospective customers, including NASA, using early versions of this product. This product is targeted primarily at commercial users, and uses some RFID technology in its design. We have made a very small number of sales of this product as of the date of this report. The feedback from customer was that they require extended battery life (in excess of one year), and that the location signals generated from the Wi-Fi network can be dramatically influenced by changes in the environment and as such the overall accuracy of the technology can be degraded. In March 2005 we froze development of this product. We migrated the technology over to Mini-T™ where we are not reliant on extended battery operation (as the product operates in vehicles) and can still offer location telemetry in Digital Cities when GPS telemetry is denied. While we still receive requests for this product we have not found a worthwhile project to justify rejuvenating the development project or migrating this technology from Wi-Fi platforms to the newer Zigbee™ standard, in order to improve battery life.

Gotcha!®. Gotcha!® is a small electronic product designed to alert parents or guardians when their small child wanders too far away from them. We announced this product in November of 2002, and began shipments of it during the summer of 2003 to select distribution organizations. The product consists of two parts, one about the size of a small pager that attaches to a parent, and one the size of a key fob that attaches to a child. When the pre-set distance is exceeded, the child unit makes an audible sound to tell the parent that the child has wandered too far. It is then up to the parent to locate the wayward child by following the sound of the alert. The unit is designed to work well indoors or outdoors, although working through walls will tend to limit the unit’s range. We believe most of our customers will use this product indoors, in places like shopping malls. The tracker contains a small radio set used to transmit information between the parent and child, which are a form of RFID technology. The units are fully FCC certified and approved for operation in the U.S. The units are also certified for use in Canada. We plan to have these units certified for use in other countries as and when the business situation warrants. We have filed and received a successful trademark claim on Gotcha!®. We are currently marketing this product through various channels for an average price of approximately $35-$50 for a set that includes one parent unit and one child unit. This product was featured in December of 2003, and again in February 2004, on cable television’s Home Shopping Network™, and on QVC in April 2004. We have manufactured this unit in quantity and have inventory available for delivery. We have made sales of this product of $103,000 in the two years ended September 30, 2004. However, in the year ended September 30, 2005 sales of this product were $8,700. Accordingly, we marked down our inventory of Gotcha!® products, during the year ended September 30, 2005 by $46,775 for estimated obsolescence based on assumptions about age of the inventory and current demand.

In March 2005 we began a pilot program in the nuclear power industry of creating enhancements to security and safety through the use of a new product of ours tentatively called Asset Location Tool (ALT)-100, which is based on the same core active RFID technology as Gotcha!®, only with a much longer battery life. We have only produced samples of this alternative use Gotcha!®. We have not received any revenue from this project as of the date of this report.

Location Tools Products Sales and Marketing

In February 2005 we adjusted our focus to concentrate on the sales and marketing of our Travado IBUS™ system to local Arizona school districts. These efforts culminated in appointing Auto Safety House as a local distributor covering Arizona and Nevada. Our first significant end-user was the Scottsdale Unified School District of Arizona, which has deployed our Travado IBUS™ system on roughly half their fleet during 2005.

We believe the products we have developed will be more readily marketable by licensing and/or collaborating with companies that have complementary products and are already established in the market segments of interest. We have undertaken a search for candidates and are in the process of conducting due diligence and preliminary negotiations with potential distributors and partners. In the School Bus arena there are basically three avenues to the end customer: direct sales where we attend major trade shows and call on the customer directly; bus distributors who sell buses to the customer, and we can ‘piggy back’ on their sales activity; and communications companies who also call directly on school districts selling radio communication equipment and see our products as another revenue generating tool.

In the Digital Cities arena we have an informal relationship with a large software developer called SAP. We have supplied them development Mini-T™ units and they are currently developing application software on our technology platform. There are a number of end user evaluations planned for early 2006 in California and other places.

We are also developing relationships with a number of security based companies that have openings in the mass transport market for either or Travado™ or Mini-T™ systems.

We believe that maintaining a close relationship with our customers and providing them with ongoing technical and marketing support is essential to end user customer satisfaction in the radio based wireless and semiconductor communications industry. Our staff interacts with customers during key stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with our customers’ sales and installation teams, and assists in the resolution of technical problems. We intend to assign a contract account manager to our largest customers, who will maintain regular contact with the customer to determine their product needs and concerns. Members of senior management are also involved with the sales process and intend to be involved in managing relationships with significant customers. As is typical of other new technologies, our location-based technologies can have a lengthy sales cycle that requires extensive application engineering support. We support potential customers’ activities and consider such support an important element of our sales and marketing efforts.

We hired a part-time marketing brand manager for our Gotcha!® product in 2004. The marketing manager is responsible for finding and integrating distribution channels for Gotcha!® into marketplaces worldwide. Her role has since expanded to include the Travado™ product line. We are currently in discussion with a number of potential distribution partners in North America and elsewhere. We have also recently entered non-disclosure agreements and into negotiations with new distributors for our Gotcha!® products, one for schools in the United States, one for distribution services in Canada, and one for distribution services in Europe.

We are marketing our location products worldwide through our internal sales resources including our website and other contract-based marketing resources located throughout the U.S., primarily in the school transportation sector. Additionally, senior management devotes substantial time and effort to developing customer relationships and contracts.

As of the date of this report, we have ongoing discussions with potential distributors of Travado IBUS™ in Arizona, Nevada, California, New York, Colorado, New Mexico, Washington, and Texas. Our primary focus as a Company this coming year is to develop and sell this product into the education and related markets.

We exhibited our Travado IBUS™ product at a number of national and local education transportation tradeshows including: National Conference and Exhibition on Transporting Students with Disabilities and Preschoolers in Phoenix, AZ March 15, 2005 that was attended by more than 500 buyers of school bus and transportation products and services; California Association of School Transportation Officials (CASTO) Annual Conference and Exhibition in Sacramento, CA March 19, 2005 that was attended by several hundred California school transportation officials; Colorado Association of School Business Officials (CASBO) / Colorado School Pupil Transportation Association (CSPTA) Vendor Show in Colorado Springs, CO April 13-14, 2005 that was attended by more than 200 Colorado school business and transportation officials; Transportation Administrators of Arizona’s Annual Summer Conference in Flagstaff, AZ June 22, 2005 that was attended by more than 250 buyers of school bus and transportation products and services and where we demonstrated IBUS™ on a school bus configured for Scottsdale Unified School District and provided by our partner, Auto Safety House; and School Transportation News 12th Annual North American School Bus Expo in Reno, NV August 1-2, 2005 attended by more than 450 school transportation officials and school district buyers from all over the country. Prior to and during this particular exhibition we ran a number of promotional events that generated a significant number of leads from qualified school districts. From all of these tradeshows we identified a number of potential distributors and customers with whom the sales group has been following up with meetings, proposals, product demonstrations, and pilot programs.

In May 2003, we entered into a relationship with Ekahau to co-market Wi-Fi positioning products. In late 2002, we entered into an agreement with FutureCom Global of Arizona to assist in the distribution of some of our location tools. We have also entered into agreements with a small Connecticut-based software firm known as Verify Systems regarding marketing and software support for IBUS™ systems, Positus Corporation, to develop and help market the TrakJack™ design, and KidMapper for distribution of Gotcha!® to schools and youth organizations. We have de-emphasized these older relationships with smaller firms as they do not assist us in significantly penetrating the school transportation market or the law enforcement and homeland security markets, which comprise our current key focus area.

Location Tools and Location Services Industry

The market for Location Tools with GPS-enabled products is projected to grow during the next few years. The U.S. Department of Commerce reports that the compound annual growth rate of the GPS market has been approximately 22% over the last six years. The Department’s studies stated that worldwide GPS sales reached $4B by the end of 1998, $6.2B by 2000, and exceed $8B by 2002, the last year for which figures were available from them. We believe that the following are among the key factors underlying the projected industry growth in both business and consumer markets now and in the near future:

•	improved accuracy of GPS will lead to an increase in the functions of devices using GPS;
•	additional functions capable of being installed in devices addressing GPS applications;
•	increased efficiencies in being able to track valuable assets;
•	the ability to provide relevant information (e.g. traffic reports, weather reports, location of stores and restaurants relative to the location of the vehicle) to occupants of passenger vehicles;
•	the ongoing miniaturization of technology products; and
•	the trend toward combining navigation, communications, and information technologies in a single device for use in vehicles.

To date, many market leaders in the location services industry have concentrated primarily on vehicle or asset tracking segments of the markets associated with providing information to owners of fleet vehicles or assets. Real time tracking information of a vehicle or asset is often delivered by linking a GPS receiver to a device that is connected to a cellular network, allowing location of the vehicle or asset to be automatically transmitted to a base station via the Internet twenty-four hours a day. The user can, if needed, immediately contact an appropriate provider of emergency services. In addition, this allows those parties who are monitoring the location of the vehicle or asset to ensure that delivery and service fleet operations are using the most effective method of getting to a location, or to dispatch roadside assistance and emergency services, such as police or ambulances. The primary users include owners of expensive vehicles. This market is a segment of the overall GPS Telematics services market. The GPS Telematics market includes all vehicle mounted GPS systems that report their location remotely, typically using cellular phone related devices. In October 2002 market consulting firm Frost and Sullivan reported that revenue from this market segment exceeded $1B in 2003, and that the segment market may surpass $2.1B by 2008. Emergency assistance mandates, such as the U.S. Federal Communications Commission’s E911 Phase II initiative that require the manufacturers of cell phones and the providers of wireless communication to ensure that the location of a cell phone user can be determined with relative accuracy in emergency situations may also expand other wireless location product opportunities.

NSC has decided to concentrate in a specialized segment of this market, the School Bus market. By combining a number of technologies namely DVR, student tracking, and GPS we have developed a product that offers a number of compelling features and benefits.

In the 2002-03 School year it was estimated by School Bus Fleet that there were 25.4 million pupils transported daily by 470,395 school buses. The buses traveled a total of 4.3 billion miles annually, and in excess of $12B was spent in transporting them during that time.

In the United States, School Districts purchased a total of 41,699 new buses in 2004 an increase of 12.7% from 2003. It was further estimated by School Bus Fleet that in the school year 2004-05 only 19% of the respondents to their survey had video in more than 60% of their fleet. In fact over 40% of the respondents had less than 20% of their fleet equipped with video. Regarding child tracking there are less than 3% of buses equipped with this technology.

Location Tools Customers

Our ideal customers for Travado IBUS™ are school districts that have fleet in excess of 30 buses, where they can gain significant savings in time and effort in maintaining their video recording equipment and tape libraries. We reach these potential customers through a variety of avenues mentioned above. We also have had interest in this product from both the military and homeland security who are both interested in a more rugged version of our product.

We will continue to market Mini-T™ through partners such as SAP and let our applications provider provide most of the initial sales effort.

Our general customers for location-based products include general consumers as well as businesses that need accurate tracking of people or assets. We have sold products to this group directly through our Internet website and through relationships with stores that specialize in tracking devices and related security technologies. We do not know the final destination of all of these retail sales, but we believe many have been to private investigators or law enforcement users in the U.S. and Canada. We have also sold products to developers who are exploring adapting our hardware to meet custom solutions for specific markets specifically first responders. We have also sold location products to customers of the Home Shopping Network and QVC through FutureCom Global, and implemented events on other direct marketing outlets, including radio commercials via FutureCom Global. We have provided samples and demonstration products to several dozen major U.S. retailers, as well as a few distribution firms outside the U.S., in Mexico, Canada, and Europe.

Location Tools Products - Government Regulation

Since our location-based products are based on the use, in most cases, of radio technology, we are required to comply with a variety of Federal, State, and local regulations regarding the use of radio devices. The primary set of regulations that concerns our products are those promulgated by the Federal Communication Commission, or FCC, which is tasked with managing the use of the radio spectrum in the United States. We have two strategies for compliance with these regulations. First, we have certain products, such as our Gotcha!® child safety product, which we have independently tested and certified for compliance by the FCC or their approved third party laboratories. In the case of Gotcha!®, we achieved this certification, called a Grant of Equipment Authorization, on July 26, 2003, and we were issued FCC identifier number Q79-703 as a result. This process typically takes several months and creates testing costs of between $5,000 and $10,000 per device certification. In other cases, we elect to purchase complete and certified radio systems to incorporate into our products that have already achieved this certification. This is the case with our Travado IBUS™ product, which uses 2.4GHz Wi-Fi radios manufactured by a supplier of ours that has already achieved this certification. Using this second approach typically accelerates time to market over the first approach outlined, but may add to the cost of manufacturing the product over the long term.

In November 2004, we received radio frequency use approval from the government of Canada for our Gotcha!® product, known as “CA” approval, IC: 5521A-P and IC: 5522A-C for the parent unit and child unit, respectively. This is one of the steps required to sell products like Gotcha!® in Canada.

For markets outside the United States, we may be required to comply with other government regulations regarding the use of radios. For example, the “CE” certification, formally called the “European Union EMC” program, has similarities in part to the FCC certification program in the United States. While we design our products to meet this and other important international regulations, we have not formally applied for the “European Union EMC” certification on any of our products, but may choose to do so in the future, when we believe we have more time to devote to developing sales channels in those international markets. We may also be required to comply with government regulations regarding the export of certain kinds of technology. To date, we have no plans to export our technology to areas where such special U.S. government export restrictions might be in force, such as to Cuba.

An important additional aspect of FCC government regulation that affects our location tools products is the management of the cellular airwaves. In particular, the FCC mandate entitled E911-Phase II puts a burden on cellular network operators to provide position information of cellular phone users to within approximately 100 feet of accuracy in the very near future. Some cellular network operators can provide this today. We believe that some of our products based on cellular devices and GPS can in the future be manufactured without the GPS unit, while still being able to accurately determine location. This may allow us to penetrate new markets by lowering the cost and size of some of our products.

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

Location Tools Products - Research and Development

Over the last two full fiscal years, we have spent approximately $645,000 directly accounted for as pure research and development of our products overall, including semiconductor products and location tools products. In addition to these direct expenses, our small staff spends considerable time and indirect resources in this area, and we estimate that in excess of 50% of the available personnel resources are involved in research and development of our location tools products over the last three years. We have conducted several simulations and/or developed working prototypes of most of our products. We have successfully developed and sold several location products, most prominently our Gotcha!® and Travado IBUS™ products. We will continue to conduct research in several areas, especially for new location services products, however most of the ongoing effort will now be switched to sustaining development that will concentrate on extended product testing and refinement. Our limited research into new location tools products is expected to be in military tracking markets, and first responder safety markets.

In late 2004, we entered into a joint research and development program with TurboWorx of Connecticut. This firm specializes in developing computing software that can efficiently handle large amounts of information by spreading its load macros across many smaller computer systems. Given the large amount of information produced by our location devices, especially video information, our engineers believe that this TurboWorx technology may offer us great advantages as our product lines develop. This work remains long term on our product road map (See Strategic Relationships Including Marketing Firms, Material Suppliers, and Distributors below).

We have also worked closely with the research arm of SAP on the development of certain features in our Mini-T™ products (See Strategic Relationships Including Marketing Firms, Material Suppliers, and Distributors below).

The following table summarizes the current development status of each of our current location tools products. The categories below have the following meanings:

•	“Product Name” refers to the device we described in the section just above;
•
“Proof of Concept Prototype Built” means that we produced early samples in a laboratory or test facility to demonstrate the concept of the product’s viability in a limited fashion. These early prototypes are not useful for commercial sale without additional research and development, and will likely not be available for testing by third parties;

•
“Pre-Production Prototype Tested and Available” means a form of the product was created and tested that would be directly useful for commercial sale, should we decide to manufacture it on a large enough scale, and that interested third parties may receive samples from us that they can fully test in their own environment, should they so desire;

•
“Design Available for Licensing from Us” means that we either hold patent rights or other trade secret rights to create this product, and that we are able and willing to enter into agreements with other parties for them to license from us these rights for their use;

•
“Production Device Available for Sale” means that either we or another third party under license to use is manufacturing this product currently, and is offering it for general sale in the marketplace today.

		Pre-Production	Design	Production
	Proof of	Prototype	Available	Device
	Concept	Tested	For Licensing	Available
Product Name	Prototype Built	& Available	From Us	For Sale

Travado IBUS™ System	Complete	Complete	Yes	Yes
Travado™ Mini or Mini-T™	Complete	Complete	Yes	Yes
Gotcha!®	Complete	Complete	Yes	Yes
WiFi Tracker™	Complete	Complete	Yes	Yes

Location Tools - Patents and Trademarks

We were granted a United States trademark on our Gotcha!® location tool for child safety applications in May of 2004.

Location Tools Products and Services Competition

The market for communications and information products related to location-based services is highly competitive and we expect competition to increase in the general marketplace. We believe that the principal competitive factors that will differentiate the various competitors in this marketplace will be product features, quality, customer service, brand, advertising, price positioning, time-to-market, and availability. The market for GPS-based products is relatively recent as a direct result of the U.S. Government’s removal of the GPS based filters in May 2000 to allow for more accurate tracking. Many of the companies in the vehicle tracking market have expensive systems that are permanently installed into the vehicle and often involve a fee-based monthly subscription service. Most of our products are removable, and some can be used without incurring any monthly airtime charges. Many GPS device vendors have been offering products to the marine, aviation, and outdoors enthusiast markets for several years. We do not generally compete in those markets. For the personal safety locating products markets, we consider our principal competitors in the consumer market to be Wherify, Digital Angel, Angel Alert, and Child Guard. For our commercial vehicle and asset tracking markets, our principal competitors include @Road, Axiom Navigation, ALK, and Thales Navigation. There are approximately 100 other smaller companies offering similar products and services that we presently offer. There is significant other competition from large competitors in the GPS/Navigation market, including General Motors-OnStar® system. We have no current plans to directly compete with major automotive suppliers for in-vehicle navigation solutions, due to the amount of resources required to successfully compete.

Regarding the School Bus market there are three distinct segments in which we operate. These are Bus Tracking, Video Recording, and Student Tracking.

In the Bus Tracking segment there are currently 13 companies offering GPS based school bus tracking and another 22 dabbling in the periphery of tracking systems, such as route and fleet optimization. The most notable competitors in this segment are @Roads, Every Day Wireless, and Honeywell Video Systems. Most of these systems currently require the user to go to the bus and plug in a computer drive of some kind in order to download the data, others only display the GPS co-ordinates and speed on a tape or DVR recording. Our system allows users to automatically download and map the route as well as displaying speed and location on a DVR recording.

In the Video Recording segment there are 22 competitors all offering a conventional tape recorder style product. When you look at those offering DVR this number drops to 12. These product all require the ‘video technician’ to go out to the bus to collect the hard drive and then download the contents at a special work station. With our product users do not need to go out to the bus to get video. A user can be at a different location and request and get the desired video. Notable competitors in this segment are Honeywell Video Systems, Gatekeeper, REI, and Seon.

In Student Tracking we were only able to determine one competitor of note, Every Day Wireless.

When you consider that each of these three components bought individually as stand alone products can cost well in excess of $6,000 per bus, the NSC Travado™ product offers significant competitive advantage as our retail price is significantly less than this figure, often less than ½ of this amount, depending on the volume requirements and features requested by a given customer.

Semiconductor Products

Overview

The semiconductor products market is of secondary focus for us because we believe that we have a better chance of generating revenue from the sale of our location tools. This is based on our assessment of the current state of the semiconductor market, the current level of maturity of our semiconductor products, the skills of our staff, and our current size and capital structure. However, we believe that over a long period of time we may be able to extract value from the semiconductor products we have, because none of our patents in this area will expire until at least 2017 if we continue to pay required patent maintenance fees, which we intend to do. As a result, we continue to operate in this market, although we commit very few current resources to it, relative to what we commit to the location tools market.

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

The largest target market for our products is the electronic memory market, which is the target for our TMOS® product. Electronic memory is used widely in many computer related products, such as personal computers. Our other patents tend to fall into the “discrete device market,” which the Semiconductor Industry Association (SIA) defines as discrete components including power transistors and radio frequency solutions that are found in wireless consumer products. These kinds of products are used widely in radios. These technologies form an important part of communications systems worldwide through voice and data communications networks, cordless and cellular wireless telephony systems and emerging cable and wireless broadband communications networks.

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

Our long-term strategy is to develop significant new semiconductor products that build on our existing portfolio of patents in this area, and to tie this technology into our location tools products. We believe this may be possible because these product families have in common the fact that they both rely on radios. Our location tools products have radios built into them. Our semiconductor products are components that can be used in radios. We intend to use unique, patentable technologies and other proprietary technologies and provide these enhancements to the marketplace through joint venture licensing agreements with manufacturing firms. We do not intend to directly manufacture any of our own technologies. When resources are available we intend to continue research and development efforts, including simulations and creation of working prototypes, where possible. Our efforts in the location tools product area may delay this strategy’s implementation indefinitely.

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

Heterojunction Bipolar Transistor
Used in the manufacture of digital circuits found in devices such as cellular phones, personal computers and automotive circuitry. Transistors provide electronic control over current flow, and are a part of many electronic circuits. Heterojunction bipolar transistors are used most frequently in power amplifiers, radio frequency integrated circuits and other circuits.

Monolithic Inductor
Used in a wide range of electronic circuits for telecommunications applications. The inductor’s most common application is as a component of a radio frequency circuit used to manipulate radio waves into certain other electrical signals. The inductor does this, usually in conjunction with a capacitor, by producing an amplified current when stimulated by a specific frequency of radio signal.

Distributed Amplifier
Used in all electronic products that require some level of power increase such as telecommunications, microwave, internet communications, automotive and bio-medical products as well as automated manufacturing products.

TMOS® Memory	Used in digital computing devices such as microcomputers and workstations and battery powered devices such as personal data appliances and cellular phones that require a memory function.
Mode Dielectric Resonator
Used in many applications including microwave oscillators, narrowband microwave filters, radar detectors, speed guns, automatic door openers, cellular portable phones, and global positioning satellites. The resonator’s most common application is as a component of a radio frequency circuit used to manipulate radio waves into certain other electrical signals. The resonator does this by producing a current of predictable size when stimulated by a specific frequency of radio signal.

High Frequency Wireless Transceiver	Allows the transmission and reception of radio waves and is used in a variety of wireless devices.
Communications Receiver with Integrated IF Filter and Method Therefor
This device is intended to allow for the self-tuning of certain radio elements, such as the VCO. We believe this self-tuning function could allow manufactures of VCO and related devices to produce more accurate ratios at a lower price, since the post-manufacturing tuning process many use today could be skipped.

Semiconductor Industry, Marketplace, and Competition

The semiconductor industry makes a wide variety of electrical component products found in literally millions of different devices in common use throughout the world. This includes everything from personal computers, to automobiles, to household appliances, cell phones, children’s toys, power systems, and much more. The Semiconductor Industry Association, or SIA, publishes regular reports on the projected size of this industry. In its October 2005 shipments reports, In 2004, SIA has estimated the overall size of the semiconductor products marketplace at in 2004 was approximately $213B per year, and that for 2005 year-to-date shipments through the first three calendar quarters were approximately $186B, putting this sector on a track to exceed prior year sales. SIA’s most current 2005 reports also show a regular trend for average annual growth in excess of 10% per year for the overall industry over the last twenty years, although there have been periods of much slower growth or even decline for significant portions of the semiconductor marketplace, such as the years 2001 and 2002.

The electronics products industry is intensely competitive. Our wireless and memory technologies experience intense competition from numerous domestic and foreign companies in all of our semiconductor products.

Based on our research and development efforts over the last seven years, we believe our most promising semiconductor product in the near term is our TMOS® product. We consider our TMOS® memory technologies to be competitive with existing memory technologies in certain applications. The companies that make memory similar to our TMOS® product are both potential customers as well as potential competitors. This is because they can choose to license products we make, or to develop competitive technologies themselves or license competitive products from others. As competitors, the companies that make memory devices similar to ours are much larger firms and are much better funded. They include firms such as Samsung, Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Micron Technology, Inc., and others. They have substantially greater research and development resources than us. Because these companies are also potential licensees for our technology, they could also serve as sources of research and development support for our semiconductor products. However, we have been trying for the last three years to interest these kinds of large firms in licensing our semiconductor products, and to date, we have met with little or no success.

Semiconductor Products - Patents and Trademarks

We have applied for U.S. patents relating to these technologies, most of which have already been issued. These include the following, all of which have a 20-year life following date of filing.

Expected
Patent
Expiration
Product Name	Summary of Patent Information	Date

Heterojunction Bipolar Transistor
On September 29, 1997, we filed a U.S. Patent application for a Heterojunction Bipolar Transistor (HBT). U.S. Patent 5,912,481 was issued for this device on June 15, 1999. We were also successful in our Continuation in Process application on this device, as the United States Patent and Trademark Office issued us a patent on January 9, 2001 under U.S. Patent 6,171,920, covering intellectual property required to manufacture this transistor. The assignment of this patent to us is recorded at USPTO at reel no: 0111356, frame 0934.
Sep. 2017
Monolithic Inductor
On October 31, 1997, we filed a U.S. Patent application for a Monolithic Inductor. The U.S. Patent Office issued a Notice of Allowance for this application on September 7, 1999. U.S. Patent 6,013,939 was issued for this device on January 11, 2000. We were also successful in our Continuation in Process application on this device, as the United States Patent and Trademark Office issued us a patent on August 28, 2001 under U.S. Patent 6,281,778. The assignments for these patents to us are recorded directly on the issued patent from the USPTO.
Oct. 2017
Distributed Amplifier
On July 10, 1998, we filed a U.S. Patent application for a Distributed Amplifier. The U.S. Patent Office issued a Notice of Allowance on this application on September 29, 1999. U.S. Patent 6,008,694 was received for this device on December 28, 1999. On May 23, 2001, we a filed a U.S. Patent application for a Monolithic Balanced RF Power Amplifier, another version of this product. U.S. Patent 6,424,227 was issued for this device on July 23, 2002.The assignments for these patents to us have recorded directly on the issued patents from the USPTO.
Jul. 2018
TMOS® Memory
On December 17, 1997, we filed a U.S. Patent application for a High Performance N-Channel Metal-Oxide-Semiconductor (NMOS) Static Random Access Memory (SRAM). U.S. Patent 6,104,631 was received for this device on August 15, 2000. We were also successful in our Continuation in Process application on this device, as the United States Patent and Trademark Office issued us a patent on October 9, 2001 under U.S. Patent 6,301,147. The assignment of these patents to us is recorded directly on the issued patents from the USPTO.
Dec. 2017
Mode Dielectric Resonator
On June 18, 1998, we filed a U.S. Patent application for a Mode Dielectric Resonator. The U.S. Patent Office issued a Notice of Allowance for this application on August 1, 2000. The U.S. Patent and Trademark Office issued us U.S. Patent 6,169,467 for this device on January 2, 2001. The assignment of this patent to us is recorded at USPTO at reel number: 011358, frame 0462.
Jun. 2018
High Frequency Wireless Transceiver	Patent Pending.	Pending
Communications Receiver with Integrated IF Filter and Method Therefor
On April 11, 2001, we filed a U.S. Patent application for a Communications Receiver with Integrated IF Filter and Method Therefor. The U.S. Patent and Trademark Office issued us U.S. Patent 6,885,853 for this device on April 26, 2005.
Pending

We have filed patent applications for other semiconductor-related patents since 2000, including some improvements to the above existing products as well as on related devices. The commercial importance of these inventions and the final disposition of these applications are uncertain. At this time, we are not actively pursuing patent protection outside the United States for these semiconductor products. We also hold the U.S. trademark to the word TMOS®, awarded to us July 1, 2003, U.S. Trademark registration number 2732825. We expect to file more provisional patents on indoor tracking in 2006 as well. The commercial significance of this patent award and any new provisional patent filing are not known at this time.

Semiconductor Products - Government Regulation

Since our semiconductor products are used, in most cases, as parts of radios, our customers are required to comply with a variety of Federal, State, and local regulations regarding the use of radio devices. The primary set of regulations that concern our customers’ products are those promulgated by the Federal Communication Commission, or FCC, which is tasked with managing the use of the radio spectrum in the United States. However, since this is our customers’ responsibility and not ours, we do not believe we are subject to any special level of government regulation in this line of business other than that which would be faced by other U.S. Companies in general.

We may also be required to comply with government regulations regarding the export of certain kinds of technology. To date, we have no plans to export our technology to areas where such U.S. government export restrictions might be in force, such as to Cuba.

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

Semiconductor Products - Research and Development

We have conducted little research and development of our semiconductor products since 2002. Since fiscal year 2002, we have spent less than $25,000 on research and development of our semiconductor products and $13,800 for legal services required to protect patents for all of our products.

The following table summarizes the current development status of each of our current semiconductor products.

		Pre-Production	Design	Production
	Proof of	Prototype	Available	Device
	Concept	Tested	for Licensing	Available
Product Name	Prototype Built	& Available	From Us	For Sale

TMOS® Memory	Complete	No	Yes	No
Mode Dielectric Resonator	Complete	Complete	Yes	No
High Frequency Wireless Transceiver	Complete	No	Yes	No
Distributed Amplifier	Complete	No	Yes	No
Monolithic Inductor	Complete	No	Yes	No
Heterojunction Bipolar Transistor	No	No	Yes	No
Communications Receiver Filter	No	No	No	No

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

In May of 2005, we began to work with SAP on developing a specialized version of our Mini-T™ product targeted at large-footprint Wi-Fi networks. Our initial goal was to develop a version of our Mini-T™ product for a pilot in Corpus Christi, Texas, in August of 2005. SAP’s primary interest was in developing an application solution that could extract data from our Mini-T™, and present powerful reports and mapping information to prospective SAP customers. In August of 2005, Michael Grollman and David Mandala of our staff participated, along with SAP, IBM, Intel, Verizon, and others, in a presentation of the capabilities of our systems to the City of Corpus Christi. The presentation included tracking police vehicles using a large Wi-Fi network (with redundant cellular capabilities). Our presenters believe the demonstration was exciting and successful, SAP and the City of Corpus Christi have both purchased from us small quantities of our Mini-T™ product for further testing, and we expect to work with these parties and new pilots, as well as more expansive systems, during calendar year 2006.

In the early part of 2005 we began working with Auto Safety House (ASH), a recognized leading distributor of Thomas Built Buses in Arizona and Nevada, to develop channel sales for our Travado IBUS™ product in the local area. As of the date of this report, ASH submitted four purchase orders for IBUS™ systems to be installed on their clients’ buses. Our product is now listed on the Mohave Educational Services Co-operative through our Arizona and Nevada distribution partner, ASH. This Co-operative allows us to sell our products directly to the school districts in Arizona without going through a formal bid process.

In December 2004 we signed an agreement with LDL Enterprises in Palm Springs, California. Under this agreement Dr. Marcile Wright, EDD, CEO of LDL Enterprises, is to provide marketing services in California for various NSC products, especially Travado IBUS™ technology. This is a commission-only agreement, with a one-year term, and is nonexclusive. At the current time, we believe it is not likely that we would renew this agreement for 2006.

In November 2004, we entered into a distributor agreement with Ingram Micro of Canada. The material terms of this agreement required us to pay regular fees to Ingram Micro based on the number of products we stock with them in Canada, in exchange for their promotion and distribution of our products with their Canadian resellers, which include firms such as Radio Shack and Wal-Mart of Canada. Either party with 30 days notice can cancel the agreement. We plan to distribute Gotcha!® as well as potentially other products, including some new video-related products we may acquire as part of a developing strategic relationship with Aethra of Italy, a leader in video technology, an UR Group of Italy. In November 2004, we shipped an initial quantity of Gotchas to Ingram Micro in Canada on consignment. We believe Ingram Micro and others have been unable to deliver on their end of the distribution agreement, in part perhaps due to turnover of some key managers there. The product is still located in Canada, and has been fully marked down in our inventory.

In October 2004, we commenced a new strategic working relationship with TurboWorx, Inc. (“Turbo”) regarding joint technology development and cooperative marketing. The relationship was first memorialized in a Memorandum of Understanding (“MOU”) in early November 2004. The two companies see benefit in connecting NSC’s location sensor technology to the computing engines developed by TurboWorx. In November 2004, we entered into a Letter of Intent (“LOI”) with Turbo regarding a stock exchange transaction with Turbo, for an amount of stock equal to less than 10% of the outstanding common stock of each company and the payment of cash by Turbo to NSC. The LOI contemplated a due diligence process prior to the share exchange, as well as a Securities Exchange Agreement (the “Share Exchange Agreement”) to memorialize the proposed exchange. A Share Exchange Agreement was entered into on January 28, 2005 and the transaction was closed on February 1, 2005. We have exchanged 7,150,000 shares of our restricted common stock for 360,000 shares of Turbo common stock plus $240,000. We have agreed to distribute at least 50% of the Turbo shares to our shareholders after Turbo registers such shares on Form SB-2. Both Turbo and NSC granted each other “piggyback” registration rights with regard to the exchanged shares. In conjunction with the transaction, the Company agreed to pay the placement agent, Casimir Capital $25,000 and issued warrants to purchase 800,000 of the Company’s common stock on February 3, 2005 at an exercise price of $0.11 per share. The fair value of the warrants and the cash consideration of $240,000, was taken into consideration when recording the investment, however the consideration paid to Casimir did not increase the fair value of the investment and therefore, was impaired. The agreement provides the Company receive reimbursement from Turbo for all our legal and accounting expenses associated with this transaction, up to a maximum of $150,000. Our claims to date for reimbursement of expenses totaling approximately $38,200 were paid in May 2005. On July 7, 2005, TurboWorx received a comments letter from the U.S. Securities and Exchange Commission in response to its first June 6, 2005 filing of Form SB-2. TurboWorx filed an amended registration statement or Form SB-2/A, and we believe they plan to file another one soon.

In October 2004, David Mandala also rejoined us as a full time employee, after a period when his work was limited to our technical advisory board. Mr. Mandala is focused on development of some of our embedded systems technology, in particular, our Travado IBUS™ technology.

On October 8, 2004, we announced a new marketing program for our Gotcha!® child safety monitor. The plan was to market Gotcha!® to organizations arranging field trips, focusing on the product’s ability to monitor several child units simultaneously with only one parent unit. The company will target public and private schools, school districts, parent-teacher associations, and youth organizations nationwide. We entered into a contract in support of this effort with KidMapper, Inc. KidMapper is a privately owned Illinois corporation, which concentrates on marketing and distribution of a full array of child safety products into schools, youth groups, and parent-teacher associations (“PTAs”). The material terms of that agreement call for KidMapper to aggressively use its existing extensive network of sales representatives in the U.S. K-12 marketplace to sell Gotcha!® as an adjunct for field trips. In exchange for these efforts, NSC will provide a period of exclusivity in the U.S. K-12 territory to KidMapper for a one-year period of time, and extended payment terms and discounts for products purchased by KidMapper for this market. The Gotcha!® configuration for this contract is 3 parent units and 15 child units. The contract specified a minimum of 100 sets that were shipped in September 2004. January 19-21, 2005 KidMapper exhibited our Gotcha!® child safety device at the Annual Wisconsin Education Convention held in Milwaukee, WI. This conference was attended by Wisconsin school teachers, administrators, and officials. January 27-28, 2005 KidMapper also exhibited our Gotcha!® child safety device at the Annual Illinois Education Conference held in Chicago, IL. This conference was attended by Illinois school teachers, administrators, and officials. To date, this group has not met expectations for developing the market for our Gotcha product This agreement has born little fruit, and we do not plan to continue it in the future.

On October 1, 2004, we changed our stock transfer agent from Corporate Stock Transfer (“CST”) of Colorado, to Computershare Investor Services of Illinois (“Computershare”). The new contact information for our stock transfer agent is Computershare Investor Services, 2 North LaSalle Street, Chicago, IL, 60602, and their telephone number is 312-588-4753. The principle reason for the change was to improve shareholder services, particularly online services, which in our opinion are much more developed at Computershare than they were at CST.

In late summer of 2004 we began working with BearCom Wireless Worldwide in regards to the sale and distribution of our Travado IBUS™ product. Currently the only formal agreement between NSC and BearCom is a Non-Disclosure Agreement (NDA). BearCom is focused on marketing our Travado™ products in Florida.

In May of 2003, we commenced an informal strategic co-development and co-marketing program with Ekahau, Inc. of Finland (“Ekahau”). The purpose of the program is to develop and co-market tracking products based on Wi-Fi technology, where we would make tracking hardware that would work cooperatively with tracking software made by Ekahau. Ekahau has developed a software application called the Ekahau Positioning Engine™ that can be used to determine location of Wi-Fi devices in a standard Wi-Fi network. We are developing a hardware product to interface with Ekahau’s software that can be attached to people or objects that are moving within Wi-Fi networks, to establish the real-time location of those people or objects. In December of 2003, we completed our first prototype of this Wi-Fi product, and displayed it with Ekahau at the Wi-Fi Planet Conference and Exposition in San Jose, California. Additional development of this product occurred during the spring of 2004, resulting in a new generation of products being introduced in August 2004. Customer feedback highlighted the need for extended battery life and Wi-Fi is not the ideal platform to maximize battery life. Therefore we redefined our product offering and amalgamated it into the Mini-T™. For this aspect of technology, our relationship with Ekahau is documented by a source code licensing and non-disclosure agreement. Ekahau is a small privately held technology development company with a limited customer base.

In May 2003, we entered into a six-month agreement with New York-based Stanton, Walker & Company (“Stanton Walker”) for business advisory and consulting services. Stanton Walker agreed to assist us in expanding our existing strategies for business growth as well as developing new strategies, such as merger and acquisition planning. We paid for the services of Stanton Walker using our common stock, valued at approximately $100,000 at the time of issue. We did not procure any services from Stanton Walker in calendar year 2005 and have not yet determined what additional services, if any, we may procure in the future.

In March of 2003, we received a blanket purchase order for $250,000 of IBUS™ technology from Verify Systems of Connecticut, originally planned for delivery before June of 2004. Shipments began against this order in May of 2003, for pilot testing during the summer of 2003. Testing was continued through two pilot programs. A third pilot program was conducted in Arizona starting in November of 2003. Verify Systems was a small privately held technology development company with a limited customer base, very small operations, and limited assets. In May 2004, partially in response to Verify System’s failure to timely market our products, we agreed to license the marketing materials and software tools of Verify Systems and assume the primary sales effort for these products ourselves. The material terms of this agreement require that Verify Systems give us an unlimited and indefinite license to use their software products, in exchange for a cash payment of $6,000 and a royalty of 5% of sales of their software products over the next two years. In the fall of 2004 Verify Systems ceased operations. Subsequently we have developed our own proprietary software for use in our Travado™ systems and now no longer rely upon Verify Systems for this component.

In March of 2003, we entered into a non-binding Memorandum of Understanding with Positus Corporation (“Positus”) doing business as, Bike & Cycle Trak USA, Inc., of Minneapolis, MN., to develop and co-market tracking products for the power sports industry. We were later issued a $75,000 purchase order by Positus to develop the prototype version of this product. We began work in the spring of 2003 to develop this product. A first proof of concept product was shipped in June of 2003, when the first payment of $10,000 was received on this order. A second prototype board was developed in the fall of 2003. Positus is a small privately held technology development company in its startup phase. The material terms of the agreement provide for us to deliver additional prototypes as payment is received. Positus is currently seeking additional funding for their company and as of the date of this report we have not received additional monies as such we have ceased development of their technology and we do not anticipate additional prototype development in the near term, although discussions regarding certain snow machine safety applications evolving from our initial design work are on-going.

In January 2002, we signed an agreement with the Virtual Component Exchange (“VCX”) in which we made the majority of our semiconductor products available for licensure through their marketing service. VCX is an Internet based organization focused on producing Internet tools for trading intellectual property. We have not seen substantial results from this effort with VCX, and may choose to discontinue marketing our semiconductor products through this channel in the future. Our agreement required that we pay a fee of approximately $10,000 to have our semiconductor intellectual property posted on their website through December of 2003, plus a future royalty of 5% or less should any licensing transaction result from such a posting. This vendor has dealt exclusively with our semiconductor products, and not our location tools products. VCX has continued to list our semiconductor intellectual property on their website, although they have received no additional payments from us since our first approximately $10,000 payment in 2002. We do however still receive periodic enquiries about our technology and follow them up as required.

In December 2002, we entered into a development and co-marketing agreement with Geotechnolgies, Inc., a privately held small firm headquartered in Castle Rock, CO. Geotechnologies is a software development firm that specializes in making mapping software that we believe complements our location tools products. To date our activities with Geotechnolgies have been jointly developing and presenting solutions that involve our location tools products and their mapping products to various private sector and government prospective clients. March 6-9, 2005, together with strategic partner Geotechnologies, Inc., we exhibited our Travado™ technology platform at the Geospatial Information and Technology Association (GITA) Annual Conference and Exhibition held in Denver, CO. This is a highly regarded educational event for geospatial professionals. No sales have resulted from these efforts to date.

In June of 2002, we entered into an agreement with Followit AB, a Swedish technology firm, for international distribution of GPS products. The international distribution agreement, dated June 1, 2002, grants us non-exclusive distribution rights for the Followit™ locator product in the United States, Canada, and Mexico. The Followit™ locator product uses the Global Positioning System (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals. Distributor prices were defined in the agreement and payment terms are letter of credit and net thirty (30) days from the receipt by us of a correct invoice. The contract automatically renewed after one year unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period. At the current time, we do not anticipate that we will continue using their products other than on a rare special order basis, as we have developed our own tracking and location products, and our focus is not on markets that the Followit product is targeted at servicing. We continue to service existing Followit™ customers who purchased units from National Scientific Corporation and plan to continue to do so for the foreseeable future.

Other key suppliers over the last three years also include Digi-Key Corporation of Minnesota for electronic components, Solar PC of Las Vegas, Nevada for circuit boards, and Netgear for Wi-Fi cards. We purchase most of our GPS chipsets and GPS modules from distributors of SiRf or Trimble products. Our primary video camera supplier is CCTV Imports. We are not dependant on these particular suppliers, as there are alternative sources in the market for the kinds of component materials we use in our products. However, in the event we needed to change over suppliers, we may experience some small delays in time to market for certain products, or small increases in supply costs due to small design changes that may be required in our products because of such a change.

Personnel

As of the date of this report, we have four full time employees, four part time employees, as well as a number of part time relationships with contractors for certain services. Seven employees work in the Scottsdale, Arizona corporate office and one employee works out of his home in Murphy, Texas. Management believes employee relations are good. None of our personnel are covered by collective bargaining agreements.

Subsequent Events

TurboWorx addressed the SEC’s comments fully and filed an amended registration statement or Form SB-2/A on October 12, 2005. As of the date of this report, TurboWorx is expected to file an additional amendment shortly, though the date is uncertain.

On November 1, 2005, as an important phase in the current years’ financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at an effective annual interest rate of 8%. The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount of the Note into 3,600,000 common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.041 (i.e. 90% of the five day average market closing price of our stock). We received funding of $151,000 from this program.

On November 23, 2005, we issued 500,000 of the Company’s restricted common shares at an average market price of $0.036 to Mr. Michael Grollman in lieu of his partial forgiveness of the Company’s cash indebtedness to him.

On November 23, 2005, National Scientific Corporation’s (the “Company’s”) independent auditors, Hurley & Company (“Hurley”), were dismissed and concurrently the Company has engaged Epstein Weber & Conover, PLC (“EWC”) as the Company’s independent auditors for the fiscal year ending September 30, 2005. This decision was approved by the Audit Committee of the Board of Directors of the Company, and the Company’s Board of Directors.

In November 2005 we began informal discussions with a division of Tyco to supply Travado™ and Travado™ Mini products to their mass transport bus fleets.

In December 2005 we started informal discussions and development with a local Private Radio Network Provider to jointly develop and market a modem that would allow school districts to piggyback GPS telemetry onto their private radios and as such get real time tracking of their vehicles. Consummation of these discussions is expected to result in the sale of Travado™ into several school districts.

Between October 1, 2005 and December 28, 2005 we have delivered 62 units of our Travado IBUS™ and 2 units of our Travado™ Mini and invoiced approximately $77,000 for the shipments for this first quarter of the fiscal year ending September 30, 2006. These figures are unaudited, but are included here because we believe this revenue trend may be useful to investors in evaluating the current status of our firm.

Item 2.    Properties

NSC leases 1,927 square feet of office space at 14505 North Hayden Road, Suite 305 Scottsdale, Arizona 85260-6951. The lease for the Scottsdale facility expires October 31, 2006 and is at a rental rate of $3,051 per month before taxes for the remainder of the lease.

Currently, the Company does not have a policy regarding investments in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

Item 3.    Legal Proceedings

We are currently a plaintiff in one lawsuit, and a defendant in none.

In January 2002, we initiated legal proceedings in Maricopa County Superior Court against Phoenix Semiconductor, Inc. (“PSI”) for breach of contract. We engaged PSI, and advanced approximately $400,000 to PSI, to build thyristors (an electronic component) for us to sell. When we engaged PSI, we obtained a security interest in a portion of PSI’s equipment assets. Before we initiated legal action, both PSI and its principal shareholder Chongkook John Rhee filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2002, PSI and the NSC agreed to a settlement of the secured claim against PSI in the form of a cash payment of approximately $100,000 to NSC together with certain other unsecured claims remaining. The cash payment is subject to a contracted sale of substantially all fixed assets of PSI and formal approval of the bankruptcy court. In late 2005, we received word that the bankruptcy court was likely to dismiss the PSI bankruptcy claim, due to a failure by the debtor in possession to timely file a reorganization plan. Although this may improve slightly our chances of collection in this suit, we are unsure of the current value of any PSI assets; therefore we are unable to determine the final outcome of the lawsuit. Since our collection of this judgment is uncertain, it is not reflected in our current financial statements.

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

Item 4.    Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol “NSCT.” The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. We have 865 shareholders of record, also known as “registered shareholders,” of our common stock as of December 31, 2005. The company also has more than 8,000 unregistered shareholders, also known as “beneficial shareholders,” of our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, NASDAQ Trading and Market Services.

National Scientific Corporation - Market for Common Equity:

	High	Low

Fiscal 2005
Fourth Quarter (through September 30, 2005)	$0.070	$0.034
Third Quarter (through June 30, 2005)	$0.090	$0.060
Second Quarter (through March 31, 2005)	$0.135	$0.055
First Quarter (through December 31, 2004)	$0.011	$0.050

Fiscal 2004
Fourth Quarter (through September 30, 2004)	$0.170	$0.072
Third Quarter (through June 30, 2004)	$0.190	$0.115
Second Quarter (through March 31, 2004)	$0.210	$0.135
First Quarter (through December 31, 2003)	$0.230	$0.130

Fiscal 2003
Fourth Quarter (through September 30, 2003)	$0.210	$0.140
Third Quarter (through June 30, 2003)	$0.280	$0.095
Second Quarter (through March 31, 2003)	$0.190	$0.085
First Quarter (through December 31, 2002)	$0.280	$0.065

Dividends

As of September 30, 2005, we have never declared or paid any cash dividends on our common stock. Our board of directors has sole discretion to pay cash dividends or other dividends or other distributions with respect to our common stock based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Impact of the “Penny Stock” Rules on Buying or Selling our Common Stock

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, before the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. In addition, unless an exception is available, the broker-dealer must deliver a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market prior to any transaction. Further, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage them from transactions in our common stock, which could severely limit the market price and liquidity of our securities.

Description of Securities

Common Stock

As of September 30, 2005 we are authorized to issue up to 187,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2005, there were 94,095,459 shares of common stock outstanding. We had 859 shareholders of record of common stock on September 30, 2005. Each holder of common stock is entitled to one vote for each share held on all matters. Our articles of incorporation and bylaws do not provide for cumulative voting in elections of directors or any other matters brought before shareholder meetings.

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

Our board of directors may determine the voting rights, if any, of the series of preferred stock being issued, including the right to:

•	vote separately or as a single class with the common stock and/or other series of preferred stock;
•	have more or less voting power per share than that possessed by the common stock or other series of preferred stock; and
•	vote on specified matters presented to the shareholders or on all of such matters or upon the occurrence of any specified event or condition.

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

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

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

Exercise of Options

An option holder under the 2000 Stock Option Plan may exercise his or her option in whole or in part as provided under the terms of the grant, but in no event shall an option be exercisable after the expiration of ten years from the grant date. An option holder may not exercise any option after the option holder ceases to be one of our employees except in the case of disability or death. Our committee may, however, extend the right of exercise up to three months after the date of termination of the option holder’s employment with us. If we terminate an option holder’s employment by reason of disability, the committee or our board of directors may extend the exercise period for a specified period, generally one year, following the date of termination of the option holder’s employment. If an option holder dies while in our employ and the option holder has not fully exercised his or her options, the options may be exercised in whole or in part at any time within one year after the option holder’s death by the executors or administrators of the option holder’s estate or by any person or persons who acquired the option directly from the option holder by bequest or inheritance.

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

Acceleration and Exercise upon Change of Control

All option holders’ unvested options automatically will become exercisable in the event of a change of control of our company as defined in the 2000 Stock Option Plan.

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

Issuance and Reservation of Shares

As of September 30, 2005, we have issued options to purchase an aggregate of 3,789,257 shares of our common stock. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our business focuses on the research, development, and sale of location tools used to track or monitor people or objects such as vehicles or other mobile equipment. We also own devices and designs that are used in the semiconductor and electronics industries.

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

Our first shipment and sale of our consumer-oriented location tools began with the sale and shipment of our Followit™ product in August 2002.

In December of 2002, we entered into an agreement with Electroconnect of Scotland to produce a prototype and then manufacture our Gotcha!® product. This agreement is based on us paying for units as ordered, and does not require minimum purchase amounts.

In December 2002, we entered into an agreement with FutureCom Global, Inc. (FCG) of Arizona (now doing business as 21st Century Technology) to assist us in the marketing and distribution of our location tools. The term of the agreement is two years and it is renewable for up to one additional year. The agreement allows FCG to market our Followit™, StarPilot™, and Gotcha!® products through media and trade shows, as well as through networks of sales representatives in a variety of consumer marketplaces, including general retail. The agreement may be extended to the new company, but given the lack of current activity from this group in selling our products, we do not believe this is likely.

Our sales during the fiscal year ended September 30, 2004, consisted largely of sales of our Gotcha!® child safety product through FutureCom Global, and to a lesser extent of our GPS related products, including IBUS™ to Verify Systems, and early prototype versions of the TrakJack™ product to Positus Corp.

During fiscal year 2005, the Company increased its focus on its newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005, and decreased its focus on consumer products, such as Gotcha!® and Followit™. During the last two quarters of fiscal year 2005, we have generally seen a gradual increase in the sales of our business-oriented products, although we can make no assurance that this trend will continue into any future periods.

Patents and Proprietary Rights

We currently hold U.S. patents on nine devices and designs and have several domestic patent applications pending. Most of our patent work is focused on protection in the United States today, due to the high cost of acquiring and maintaining patents in other markets. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor, electronics and location industries. Our business plan contemplates that we will generate revenue by entering into strategic joint venture licensing agreements, manufacturing agreements, development agreements, distribution and marketing agreements and other arrangements with firms and/or entities that will either incorporate our technologies into their product offerings or sell them directly to their customers.

Results of Operations

Years Ended September 30, 2005 and 2004

We generated $73,226 and $77,994 of revenue for the fiscal years ending September 30, 2005 and 2004, respectively. During the year ended September 30, 2005, the Company increased its focus on its newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005. The initial deliveries to the Scottsdale Unified School District and Auto Safety House, in the last seven months of the fiscal year generated sales of approximately $64,000 while the consumer-oriented products such as Gotcha!® and Followit™ generated sales of approximately $9,000 for the entire fiscal year. During the year ended September 30, 2004 our Gotcha!® products generated revenues of approximately $74,000, and the WiFi Tracker™ and Followit™ lines produced revenues of approximately $4,000.

Gross profit increased to $24,446 in fiscal 2005 from $22,397 in fiscal 2004.

Costs and expenses increased to $1,047,937 in fiscal 2005 from $952,635 in fiscal 2004.

Salaries and benefits, of administration and marketing personnel decreased to $337,708 in fiscal 2005, from $393,308 in 2004. This decrease is mainly attributable to the reduction of hours worked by part-time employees.

Research and development expenditures increased to $391,591 for the fiscal year ended September 30, 2005, from $253,257 for the previous fiscal year as we continued to engineer and develop new location tools.

Stock compensation decreased to $16,173 in fiscal 2005 from $45,421 in fiscal 2004. In fiscal 2004 the majority of the stock compensation expense related to the issuance of vested options to employees and consultants at an exercise price that was below the then-current market value. Many of these options were granted in fiscal 2004 in order to conserve operating cash. In fiscal 2005, warrants were recorded at the Black-Scholes value on the issue date. In prior years warrants that were issued were not recorded as an expense.

Other expenses decreased in fiscal 2005 to $255,690 from $260,649 in fiscal 2004 as a result of decreases in expenses such as rent, office costs, marketing and selling, legal costs, and professional fees. The expense reductions were somewhat offset by higher bad debt reserves and software expenses.

We marked down our inventory of Gotcha!® products, during the year ended September 30, 2005 by $46,775 for estimated obsolescence based on assumptions about age of the inventory and current demand.

We have focused an increasingly significant amount of our time and energy on development of new sources of revenue through the building of new distributor and customer relationships. This has included increased attendance at trade shows, increased expenditures on promotional literature, Internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. We have also developed plan to continue to develop strategic partnerships with other technology firms to assist our marketing efforts. We will continue to research and implement innovative ways to take our technology expertise and products to market, across our entire portfolio of semiconductor and electronics-related devices.

In January, 2003 we initiated a restricted stock retainage program or plan (“Stock Retainage Program”) to retain key staff during a period of financial difficulty in calendar year 2002. Our board allocated approximately $150,000 in restricted common stock from this Stock Retainage Program as a pool of shares of our restricted common stock, to be granted to key employees at the direction of the board for the year and the next, subject to NSC exceeding sales growth objectives and expense control objectives in 2003. Failure to meet these objectives under the plan would result in serious risk of forfeiture by staff of some or all of these stock grants by all participants. All goals set were team goals. The plan has been used as a tool to achieve salary deferral and other salary concessions from the staff in order to retain key employees during this period of fiscal hardship. The plan’s sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January of 2004 and again in February of 2005, our board extended this program into 2006, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program for 2005, and unchanged for 2006, giving plan participants an additional two years to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time, if desired. All of the stock under this program is restricted under SEC Section 144. As of September 30, 2005, none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

We expect to continue to increase our focus on sales and marketing of our Location Tools™ products for the foreseeable future. This includes significantly increased attendance at trade shows and other product marketing events as well as recent additional investment in product promotion through outreach programs with the trade press, using public relations resources. Partly as a result of these efforts and others, revenues have begun to be generated from operations. It is thus possible that we may emerge from its development stage status at sometime during the coming year.

Liquidity and Capital Resources

NSC has not been profitable and has experienced a cash flow deficit from operations due to its development stage and substantial on-going investment in research and development efforts. We have financed our operations primarily through the sale of common stock, through personal loans from officers and directors, some debt financing, and to a very limited extent and only just recently, through the sale of our products.

As of September 30, 2005, NSC’s cash and cash equivalents totaled $1,616 and total current assets were $35,387. NSC has recently initiated product-marketing efforts after several years of research and development and has not yet reached break even in terms of both cash flow and profitability. As of September 30, 2005, NSC has total liabilities of $994,860, including notes payable of $219,150, accounts payable of $256,578 and accrued expenses of $519,132. The accounts payables total of $256,578 includes invoices of approximately $80,000 that are aged over three years. The accrued expenses total of $519,132 includes approximately $269,000 of unpaid wages.

We have an accumulated deficit of approximately $23.9 million as of September 30, 2005 which includes approximately $10 million of non-cash transactions, in fiscal years 2000 and 2001, for restricted common stock issued as payment for research, consulting and capital formation expenses. A substantial portion of the consulting expenses related to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. These shares were later returned to us. We expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. Accumulated cash used in operating services from the Company’s inception to September 30, 2005 totaled approximately $8.4 million.

Cash used in operations was approximately $599,498 for the year ended September 30, 2005 compared with approximately $880,334 for the year ended September 30, 2004. The decrease in cash used in operations is attributable to the increased level of deferrals during fiscal 2005 of salaries and reimbursement of expenses to officers and employees for production supplies acquired on behalf of the Company.

We have financed our operations primarily through the sale of common stock, granting of options and warrants, and through some debt financing. Those activities since 2001 are summarized below.

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

On April 29, 2002 Lou Ross, then-Chairman of the Board, sold 240,000 shares of common stock in the Company. The proceeds (net of sales commissions) of $41,125 were loaned to the Company. The loan, which bears 6% interest per annum, is payable in twelve monthly installments of $3,649 beginning October 29, 2002. In July 2002, Lou Ross, then-Chairman of the Board, sold 260,000 shares of common stock in the Company. The proceeds (net of sales commissions and approximately $4,000 withheld by Mr. Ross for taxes) of approximately $34,000 were loaned to the Company. The loan, which bears 6% interest per annum, is to be repaid in twelve installments of $3,022 beginning February 28, 2003. This loan was restructured in June of 2003 to a three-year non-interest bearing loan, with no payments due until the end of the loan period. The Company has the option any time during the loan period to pay this Note early using restricted stock or cash.

On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Mr. Ross retired from the Company’s board on September 30, 2003. Based on the maturity date of the note, this note was classified as non-current liabilities at September 30, 2004 and as current liabilities at September 30, 2005.

During the fiscal years ending September 30, 2004 and 2003, NSC issued 160,084 and 946,270 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. During fiscal 2004, the Company granted 790,000 options to NSC consultants and employees to purchase shares of NSC’s common stock. The options granted had exercise prices ranging from $0.09 per share to $0.16 per share. The exercise prices were generally below market on the date of grant, and vested. We granted these options as a means of compensation to consultants to conserve operating cash. During fiscal 2003, substantially all option grants were issued to employees. During fiscal 2005, no options were granted to consultants or employees. The only options granted were issued to an outside director for board fees.

In November 2002, the Company commenced a private offering of restricted common stock and common stock purchase warrants and raised approximately $470,000 in cash and $30,000 in debt forgiveness from this effort. The Company issued 11,625,000 shares of restricted common stock for the cash collected and 500,000 shares of restricted common stock for the forgiven debt, and granted 4,800,000 warrants to purchase common stock at a strike price of $0.30 and 200,000 warrants at a strike price of $0.50 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D. All of the 5,000,000 warrants issued in connection with this offering expired on December 31, 2004 without being exercised.

In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. The Company raised from this offering in the fiscal year ending September 30, 2003, approximately $200,000 in cash, and issued 2,500,000 shares of restricted common stock and granted 2,000,000 warrants to purchase common stock at exercise prices ranging from $0.35 and $0.50 per share. The Company has continued to raise funds under this private offering after September 30, 2003. From June 2003 through December 31, 2003, the Company had raised a total of approximately $280,000 in cash from this effort, and issued a total of 3,300,000 shares of restricted common stock and granted a total of 2,400,000 warrants to purchase common stock at exercise prices ranging from $0.35 to $0.75 per share. The warrants expire on June 30, 2006. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

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

In November 2004, we entered into a Letter of Intent (“LOI”) with Turbo regarding a stock exchange transaction with Turbo, for an amount of stock equal to less than 10% of the outstanding common stock of each company and the payment of cash by Turbo to NSC. The LOI contemplated a due diligence process prior to the share exchange, as well as a Securities Exchange Agreement (the “Share Exchange Agreement”) to memorialize the proposed exchange. A Share Exchange Agreement was entered into on January 28, 2005 and the transaction was closed on February 1, 2005. We have exchanged 7,150,000 shares of our restricted common stock for 360,000 shares of the common stock of Turbo plus $240,000. In conjunction with the transaction, the Company agreed to pay, the placement agent, Casimir Capital $25,000 and issued warrants to purchase 800,000 of the Company’s common stock on February 3, 2005 at an exercise price of $0.11 per share.

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of September 30, 2005, these loans were outstanding.

In June and August 2005 we secured short-term loans in the aggregate principal amount of $18,000. The interest rate on the loans was less than 10%. $1,100 was repaid in September 2005 leaving $16,900 outstanding at September 30, 2005.

In June 2005 the Company entered into a financing program with an unrelated party to assist us with working capital needs. The program, evidenced by a promissory note, allows the Company to borrow in two traunches, each of $22,500 payable in seventy-five days. The transaction provides the note holder with a security interest prior to delivery in any assets purchased for the fulfillment of Auto Safety House (ASH) and Scottsdale Unified School District orders and a security interest in any receivable from the fulfillment of such orders. The program also required support from Mr. Grollman. Interest at 13% APR is payable if payment is extended past maturity. The agreement also required the Company to grant the note holder a warrant to purchase 135,000 shares of the Company’s common stock at an exercise price of $0.062. The Company received the first traunch on June 24, 2005. This loan was paid in full on September 20, 2005.

On September 7, 2005, we entered into a one-year factoring agreement with United Capital Funding of Florida. The agreement provides for a maximum amount of funding of $100,000. The initial and periodic factoring fee is .45%. The factoring period is five days and the purchase price is 80% of the face amount. United Capital Funding is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to increase our cash flow with this arrangement.

At September 30, 2005 there were 15,434,197 outstanding warrants to purchase 15,434,197 shares of common stock, at prices ranging from $0.062 to $0.75, with expiration dates from June 2006 to April 2011. There were 18,249,197 outstanding warrants at September 30, 2004, 5,000,000 of those warrants expired during fiscal year 2005.

We believe that our current cash position as of September 30, 2005, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

In addition to the other information contained in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating NSC and its business because such factors currently have a significant impact on NSC’s business, prospects, financial condition and results of operation.

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

Keep these risk factors in mind when you read “forward-looking” statements elsewhere in this annual report. These are statements that relate to our expectations for future events and time periods. Generally, the words, “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

Risks Relating to our Business

We have experienced significant losses and we may never be profitable.

We have generated nominal revenue and significant losses and negative cash flows from our research and development endeavors since we began these activities in 1996. As of September 30, 2005, we had an accumulated deficit of $23,850,462. We had revenue for the fiscal year ended September 30, 2005 of $73,226 and a net loss for the same fiscal year of $1,140,782. The future profitability of our business will depend primarily on our ability to generate revenues from the sale of our products and the licensing of our technology. If our revenue grows at a slower rate than we anticipate or if our expenditures exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability. Our auditors have issued going concern opinions on our financial statements for the fiscal years ending September 30, 2005 and 2004.

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

We are a development stage company with limited revenue. Our business focus changed in 2002 from semiconductor product licensing to development of location tools and we have only a limited operating history on which you can base an evaluation of our business and prospects, with only approximately $151,220 in net revenue generated from this line of business for the two-years ending September 30, 2005. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the electronics and wireless location tools services markets.

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

We will likely be required to make significant product development expenditures and spend additional money to maintain and expand our marketing efforts. Although we completed a private offering in June 2004 and a Stock Exchange Agreement in February 2005 that provided us with capital, we have used much of it through September 30, 2005 We will need to seek additional equity financing in the future if our products do not generate revenue or if our expenses are greater than expected. The timing and amount of any capital requirements cannot be predicted at this time. We cannot be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, develop new products or penetrate existing markets at the rate desired and our ability to continue in business may be jeopardized. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that we would not otherwise relinquish. This would have a negative impact on the value of your shares.

We rely heavily on international third parties to manufacture our products.

We currently lack the facilities to manufacture our products on a commercial scale. If any of our customers require our location tools in commercial quantities in the near term, we will have to rely on one or more third-party contractors, some of which are outside the United States such as Electroconnect, Ltd., to manufacture the products to satisfy the needs of such customers. Reliance on one or more international third-party manufacturers exposes us to the risk that delivery schedules cannot be met, and that we cannot fulfill orders for some of our products in a timely way at the right price in U.S. dollars. This risk includes the concern that:

•	Third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet customers’ needs;
•	Our existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our customers;
•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these conditions could delay the shipments to our customers, approvals required by regulatory authorities, and the commercialization of some of our customers’ products. These risks could also result in higher costs to the customer or could deprive us of potential product revenues.

We have a small number of customers, and the loss of these customers would have a material adverse effect on our business.

During the year ended September 30, 2005, we derived approximately 88% of our total revenue from three customers. The loss of any of these customers would have a material adverse effect on our business, financial condition and results of operations. We are working to diversify our customer base in order to reduce our dependence on a small number of customers. We may not be able to succeed in these efforts.

We will need to significantly increase our sales and support operations.

We will need to create and substantially grow our direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales of our products and services. For example, our Travado IBUS™ products will require us to gain significant new sales skills in the education market. The sale of our products and services will require the engagement of sophisticated and highly knowledgeable sales personnel. Similarly, the anticipated complexity of our products and services and the difficulty of customizing them will require us to hire research and development personnel and customer service and support personnel, highly trained in hardware and software engineering. Competition between us and others to retain qualified sales personnel, engineers, and scientists is intense due to the limited number of available qualified candidates for such positions. Because of our limited resources, many of our competitors are in a financial position to offer potential employees greater compensation and benefits than those that we may be able offer them.

Risks Relating To Our Industry

We may be held liable for harm caused by products that our customers use.

Often times, our products are used to enhance the safety and security of individuals and organizations because they provide real time information on location. For example, our Gotcha!® is used to help keep track of children and keep them safe in public places. Should these products fail to perform as intended, or should these products directly or indirectly cause injuries or illness to people, we may be required to incur substantial costs in defending against claims and may be required to pay damages arising from these actions. Although we have liability insurance and will try to limit our liability for improper use of our products, such protections may not be sufficient to protect us from the cost of such claims. Damages awarded in a product liability action could be substantial and if damages exceed our insurance coverage, our financial condition would be negatively affected.

Since many of our prospective business partners and suppliers are small electronics and software companies, we are and will be subject to risks, uncertainties and trends that affect these small companies in these industries.

For the foreseeable future, we will derive a substantial portion of our revenue from selling our products in combination with software and hardware products developed by other companies in areas complementary to our line of business. These are sometimes other small technology companies. As a result, we will be subject to risks and uncertainties that affect the electronic and software industries and possible reduction and delays in research and development expenditures by companies in these industries. For example, our GPS products produce coordinates that are usually displayed on a map to be meaningful. As a result, we have developed partnerships with mapping software companies to help us display this data in ways useful to our customers. For special mapping services such as this, we often deal with small privately-held technology firms, such as Geotechnologies, Inc. for military and related applications. Although we take certain steps to locate secondary suppliers and partners in each market where we depend on such small suppliers, we are often dependant on these firms to supply us and our customers with key products in a timely way. High costs and delays in product delivery by us to our customers could be experienced as a result of supplier changeover if these suppliers do not perform as we expect them to perform. These factors could negatively affect our delivery schedules and potentially our financial results.

The semiconductor and electronics markets experience wider demand and pricing fluctuations than most other industries.

We may experience extreme cyclical fluctuations in the demand and supply for our products, which may cause a decline in our sales or the prices of our products and a corresponding decline in our revenues and profitability. For example, our TMOS® memory products fall into a class of computer memory products that often see annual price swings of over 50% or more in particular lines of products, according to the reports issued by the Semiconductor Industry Association over the last 10 years. We believe, based on reports from the Semiconductor Industry Association and on the rate at which technologies in these markets become popular, and then rapidly obsolete, that year-to-year price swings in the semiconductor industry can be more extreme than in many other industries. Should we be successful in licensing our patented semiconductor designs at all, these kinds of extreme price swings could delay by several years the development of revenue from these patented semiconductor products.

Risks Relating to Our Technology

Some of our wireless technology is subject to substantial government regulation.

The wireless electronics industry faces significant regulation by governmental entities in the United States and other countries. The nature and the extent to which these regulations apply to our customers will vary depending on the nature of any of our customer’s products. Most of the wireless products developed by us will require regulatory approval by governmental agencies prior to sale. In particular, radios we include in our products will require testing and other approval procedures by the Federal Communications Commission (“FCC”) and by foreign regulatory authorities. Some of this work has been completed, such as FCC approval of our Gotcha!® child safety product. In some cases, we purchase pre-approved assemblies for use in our products that have existing FCC approval for their radios, such as with our IBUS™ products. Other work remains to be done for other products with the FCC before the products can be sold to consumers, such as with the next version of our WiFi Tracker™ product. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations can be costly and time consuming, and can cause significant delays in the sale of some of our products.

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

Our rights to a substantial portion of our components products technology are as the assignee of several United States patents and patent applications. We also protect our intellectual property, especially for our location tools, through the use of confidentiality agreements and other trade secret management practices. We also hold U.S. trademarks, such as TMOS® and Gotcha!®. In the case of most of our patented electronic component products, we have a contractual obligation to pay royalties to Dr. El-Badawy El-Sharawy in the event that these products generate any royalties to us, in order to maintain these rights of assignment. Our success will depend largely on our ability to protect and exploit our intellectual property, to obtain additional patents for other technologies and products, to defend patents once obtained, and maintain trade secrets over time. Failure to do so may introduce domestic or foreign competition that could significantly reduce our ability to generate sales at acceptable margins.

Risks Related to Our Securities

Our stock price has been volatile and we expect it to remain volatile, which could limit investors’ ability to sell stock at a profit at the time of the investors’ choosing.

We have a limited trading market for our common stock, and our common stock has experienced price volatility in that market. In fiscal 2004, our stock price ranged from a high of $0.230 to a low of $0.072 per share, and in fiscal 2005 our stock price ranged from a high of $0.135 to a low of $0.034. This price volatility may substantially increase your risk of loss.

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	announcements of technological innovations or new commercial products by our competitors or us;
•	developments concerning proprietary rights, including patents;
•	regulatory developments in the United States and foreign countries;
•	economic or other crises and other external factors;
•	period-to-period fluctuations in our revenues and other results of operations;
•	changes in financial estimates by securities analysts; and
•	sales of our common stock.

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

Trading of our common stock is limited.

Trading of our common stock is conducted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, or “OTC Bulletin Board.” This adversely affects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

Item 7.    Financial Statements

The financial statements of NSC are included (with an index listing all such statements) in a separate financial section at the end of the Annual Report on Form 10-KSB.

Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of September 30, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant negative changes in the our internal control over financial reporting during the year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

These controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our Chief Executive Officer and Acting Chief Financial Officer and our President have concluded that the Company’s disclosure controls and procedures and its internal controls and procedures are effective at providing that reasonable level of assurance.

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

Our external auditors, Epstein Weber & Conover, PLC have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

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

The directors, executive officers, significant employees and consultants of National Scientific, their respective ages and positions with us are as follows:

Name	Age	Position

Michael A. Grollman	44	CEO, Chairman of the Board of Directors
Graham L. Clark	50	President, Director, Secretary
Gregory Szabo	52	Director (Outside)

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

Gregory Szabo joined National Scientific’s board on October 1, 2003 as an outside Director. Mr. Szabo serves on the Board’s Audit and Compensation Committees. Mr. Szabo served in various executive positions at Exten Corporation, including President of Exten Corp. and CEO of MultiCell Technologies, Inc. from approximately May 2000 to April 2004, where he was responsible for public reporting, fund-raising for the corporation and overall accountability for its subsidiaries, including revenue generation, intellectual property protection and organizational development. Mr. Szabo was also a director at Exten, a publicly traded company (OTC: MUCL.OB). Immediately before joining Exten, Mr. Szabo was for a number of years President and CEO of Titan Scan Corporation, a division of Titan Corporation, with subsidiaries in sterilization, defense, software and communications. Mr. Szabo has held several executive positions with Sunrise Medical Inc., a manufacturer and distributor of numerous institutional and retail products. Mr. Szabo earned a BA in Psychology from the University of Toledo and a MA in Management from the Drucker Graduate School at Claremont University.

Significant Advisors and Key Employees

El-Badawy El-Sharawy, Ph.D. Dr. El-Sharawy is a Senior Scientific Consultant to us, starting with us in 1996. Dr. El-Sharawy is currently Assistant Professor of Electrical Engineering at Arizona State University’s Telecommunications Research Center, Department of Electrical Engineering, and has been there for over ten years. His expertise includes, but is not limited to, microwave circuits, anistropic devices and applied electromagnetics. He is a senior member of IEEE and is a recipient of the 1980 Egyptian Engineering Syndicate Medal of Honor.

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

Susan L. Regan, Esq. Ms. Regan has been part-time legal counsel for us since 2002. Ms. Regan holds a Bachelor of Science degree from Heidelberg College in Ohio, a Master’s Degree in Planning and Resource Management from the University of Alaska, and a Juris Doctorate from the Thomas M. Cooley School of Law in Michigan. She is admitted to practice law in both Washington State and the State of Arizona. She was in part-time private practice for the three years prior to joining us. Previously she was employed with Standard Insurance Company group legal department as an in house counsel.

Karen A. Fuhre. Ms. Fuhre is responsible for investor relations for us, and is involved as well in product marketing. She joined us in 2001. She is responsible for investor communications, certain matters surrounding parts of SEC compliance, and strategic planning. Ms. Fuhre is also responsible for our website, collateral materials, and media relations. Before joining us, Ms. Fuhre spent approximately five years with FINOVA, a publicly traded commercial lender, where she worked with the company’s financial and informational communications areas. Ms. Fuhre earned a Bachelor of Science Degree in Marketing from Northwest Missouri State University and a Paralegal Certificate in Civil Litigation from the University of San Diego.

Eric Himmer. Mr. Himmer is a full-time senior wireless design systems engineer for us. Mr. Himmer has more than 25 years of systems and software engineering and programming experience. He is responsible for developing and designing tracking and other firmware and software used in many of the Company’s wireless location products such as WiFi Tracker™ and IBUS™. Before joining NSC, Mr. Himmer was an embedded systems software engineer for GlobespanVirata, Inc. (formerly Intersil) where he designed and developed IEEE 802.11 wireless networking firmware and software systems in conjunction with hardware product development. Prior to that, Mr. Himmer served as a systems programmer and systems engineer for Datapoint Corporation for a number of years. Mr. Himmer has a B.S. in Systems Engineering from the University of Arizona.

Board of Directors

Our business is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board met four (4) times during fiscal 2005. Each serving director attended 100% of the meetings held in 2005 by the Board and the committees of the Board on which such director served. The Board of Directors was made up of three members during fiscal 2005. Michael A. Grollman has been a director since November of 2000. Graham L. Clark has been a director since August of 2002. Former director Mr. Lou Ross retired from the board on September 30, 2003 for personal reasons, citing no conflicts with management or board policy. Mr. Szabo joined the board on October 1, 2003. Currently, our Board of Directors consists of three members, Michael A. Grollman, Chairman, Graham L. Clark, Secretary, and Gregory Szabo. These Board members were re-elected by shareholder vote in April 2005.

Audit Committee

Our Board’s audit committee was established in December 2000. The audit committee met two (2) times during calendar year 2005. Mr. Greg Szabo is chairman of our audit committee as an outside director and financial expert, and is currently its sole member. The audit committee has reviewed our financial statements for the fiscal year ended September 30, 2005, as audited by Epstein Weber & Conover, PLC, National Scientific’s independent auditors. Epstein Weber & Conover, PLC has discussed these financial statements with management and the audit committee.

Compensation Committee and Board Compensation

Our board’s Compensation Committee was established in March 2003. The Compensation Committee met once during calendar year 2004, and has met once in calendar year 2005. Mr. Greg Szabo currently heads our Compensation Committee as an outside director, and is currently its sole member. The Compensation Committee approved the executive compensation plan for the fiscal years ending September 30, 2004 and 2005, respectively.

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

Additionally, non-employee directors will also be paid $1,250 per board meeting, which includes telephonic board meetings as well as face-to-face board meetings. The $1,250 fee will be in the form of $250 cash and $1,000 of National Scientific restricted common stock. The restricted common stock will be at risk of forfeiture if the director does not serve his complete term. The fee will not be paid for telephone conversations involving Board members or others where no formal board meeting has been declared, or for normal committee meetings. Non-employee directors will also be paid retrospectively a quarterly retainer of 10,000 options (as defined in the 2000 NSC Stock Option Plan) to purchase free trading National Scientific common stock at the end of each fiscal quarter they have served. The options will be immediately vested at point of grant, and will be issued at an exercise price equal to the average closing price for our common stock for that quarter. Non-employee directors who serve on a board committee, such as the audit or compensation committees, will also be paid retrospectively a quarterly additional retainer of 10,000 options, as defined in the 2000 National Scientific Stock Option Plan, to purchase free trading common stock. The options will be immediately vested at point of grant, and will be issued at an exercise price equal to the average closing price for National Scientific’s common stock for that quarter. Non-employee directors who serve on multiple committees will be paid this bonus only once for general committee service, however, as it is not paid for each committee of service. All directors are paid any reasonable out of pocket expenses required to attend board meetings, such as travel, if any.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of the our outstanding Common Stock, to file certain reports of ownership with the Commission within specified time periods. Such officers, directors, and shareholders are also required by Commission’s rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of such forms, all requirements received by it, or written representations from certain reporting persons, we believe that between October 1, 2002 and September 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

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

Item 10.    Executive Compensation

The following table sets forth certain information regarding annual and long-term compensation for services rendered to us during the fiscal years ended September 30, 2005, 2004, and 2003 to the Chief Executive Officer of National Scientific, and other named executive officers who served us in fiscal year 2005 and whose total salary and non-cash compensation exceeded $100,000 for the applicable fiscal periods. The table below includes salary earned and paid in the fiscal year ended September 30, 2005.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All other
Name and Principal	Fiscal	Salary	Bonus	Compensation	Award(s)	Options/	Payout	Compensation
Position	Year	($)(1)	($)	($)	($)(2)	SARs (#)	($)	($)(3)

Michael A. Grollman	2005	69,200	–	–	–	–	–	110,800
CEO, Chairman (4)	2004	94,200	–	–	–	–	–	70,800
	2003	64,640	–	–	–	–	–	70,360
Graham L. Clark	2005	87,000	–	–	–	–	–	63,000
President, Director (5)	2004	101,100	–	–	–	–	–	41,400
	2003	69,639	–	–	–	–	–	50,360
Lou L. Ross	2005	–	–	–	–	–	–	–
Former CEO &	2004	–	–	–	–	–	–	–
Chairman (retired) (6)	2003	–	–	–	17,650	–	–	–
Sam H. Carr	2005	–	–	–	–	–	–	–
Former CFO (7)	2004	–	–	–	–	–	–	–
	2003	–	–	32,362	–	–	–	–
Gregory Szabo	2005	–	–	–	–	–	–	1,000
Director (8)	2004	–	–	–	–	–	–	2,250
__________
(1)
Unpaid wages in this table are subject to Agreements with listed persons that allow for interest of approximately prime rate plus 2% accruing on those unpaid wages until paid. These accruals for interest are shown as approximate through fiscal year-end September 2005.

(2)
Stock grants included in this column are for common stock valued at 90% of the closing sales price for such shares on the date of grant. Closing sales price at fiscal year end September 2005 was approximately $0.045 per share, and closing sales price at fiscal year end September 2004 was approximately $0.075 per share.

(3)
Includes unpaid salary forgone at the election of executive officers Grollman and Clark pursuant to a registrant program under which stock, stock-based or other forms of non-cash compensation may be received by a named executive in lieu of a portion of annual compensation earned in a covered fiscal year.

(4)
Salaries of $110,800, $70,800, and $70,360 were not paid in cash, but deferred to a future period for fiscal years 2005, 2004, and 2003 respectively. In December 2003 Mr. Grollman agreed to convert approximately $150,000 of his back pay and accrued vacation pay to our restricted common stock, at a rate equal to the then currently available private placement share price of $0.10 per share. Mr. Grollman received this stock in January of 2004. On August 17, 2005, Mr. Grollman agreed to convert approximately $34,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.046. On August 31, 2005, Mr. Grollman agreed to convert approximately $15,190 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. Also subsequent to fiscal 2005 year-end, Mr. Grollman deferred all of his October and November monthly salary of $15,000 to a future period. During fiscal 2005 and up to November 2005, Mr. Grollman’s share of contributions to the Company’s health insurance program of $10,951 were deducted from the balance of wages owing, leaving as of the end of November 2005, unpaid wages of $125,707 accrued vacation pay of $29,659 and accrued interest on deferred salary of approximately $18,530 for a combined total of approximately $173,896.

(5)
Salaries of $63,000, $41,400, and $50,360 were not paid in cash, but deferred to a future period for fiscal years 2005, 2004, and 2003 respectively. On August 17, 2005, Mr. Clark agreed to convert approximately $23,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.046. On August 31, 2005, Mr. Clark agreed to convert approximately $9,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. Also subsequent to September 30, 2005 year-end, Mr. Clark deferred $7,350 of his November monthly salary of $12,500 to a future period. During fiscal 2005 and up to November 2005, Mr. Clark’s share of contributions to the Company’s health insurance program of $12,745 were deducted from the balance of wages owing, leaving as of the end of November 2005, unpaid wages of $108,380, accrued vacation pay of $30,917 and accrued interest on deferred salary of $18,190 for a combined total of approximately $157,487.

(6)	Other Compensation for 2003 includes common stock grants paid as board service fees. Mr. Ross resigned as an employee in January of 2002 and as a director in September 2003.
(7)
Other Compensation for 2003 includes $32,362 of contractor fees for services rendered in the six months to March 2003, of which approximately $31,137 remains unpaid. Mr. Carr resigned in July 2002 as an employee and a director. (See Employment Agreements below).

(8)	Other Compensation for 2005 and 2004 of $1,000 and $2,250 is for board fees.

Long Term Incentive Plans - Awards in the Last Two Fiscal Years

		Performance or	Estimated Future Payouts Under Non-
		Other Period	Stock Priced-Based Plans
	Number of	Until
	Shares	Maturation or	Threshold	Target	Maximum
Name	(#) (1)	Payout	($ or #)	($ or #)	($ or #)

Michael A. Grollman (2)	1,250,000	Dec 2004
Graham L. Clark (3)	1,000,000	Dec 2004
____________
(1)
All grants in this table are based on our fiscal year 2002 Stock Retainage Program. This program was implemented by our board in September 2002, and shares were granted at that time. Actual issuance of shares for the named executive participants took place in January of 2003. Our board allocated approximately $150,000 in common stock from this Stock Retainage Program pool of shares, to be granted to key employees during the year, subject to National Scientific exceeding sales growth objectives and expense reduction objectives, and subject to the employees remaining with us through the next 15 months, or longer, if the awards were not earned after 15 months. Failure to meet these objectives under the plan can result in the forfeiture by staff of some or all of the stock grants by all participants. These goals were the same for all plan participants, which included other non-executives, as well the named executives. These goals were not met in calendar year 2003. In January of 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn this stock grant. The plan was extended in February 2005 to run through 2006, with goals at the same level as 2004.

(2)
Mr. Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004. In July of 2005, the board indicated that it mat waive Mr. Grollman’s risk of forfeiture on these shares in 2006, based on his forbearance on collecting of the various Notes due to him at the end of fiscal 2005 - no final board action has been taken on this matter, however.

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

Option/SAR Grants and Exercises of Options/SAR Grants during Last Fiscal Year

No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs (including options and SARs that subsequently have been transferred) were made during the fiscal year ending September 30, 2005, to any of the named executive officers, nor did any of the named executive officers exercise any options or SAR grants during that period.

Employee Stock Retainage Plan

In September 2002, by unanimous vote, our board initiated a restricted stock retainage program or plan (“Stock Retainage Program”) to retain key staff during a period of financial difficulty in calendar year 2002. The board allocated approximately $150,000 in restricted common stock from this Stock Retainage Program as a pool of shares of our restricted common stock, to be granted to key employees at the direction of the board for the year and the next, subject to National Scientific exceeding sales growth objectives and expense control objectives in 2003. Failure to meet these objectives under the plan would result in serious risk of forfeiture by staff of some or all of these stock grants by all participants. All goals set were team goals. The plan has been used as a tool to achieve salary deferral and other salary concessions from the staff during this period of fiscal hardship, in order to retain key employees during this period The plan’s sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January of 2004, our board extended this program into 2005, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time, if desired. In February of 2005, the plan was extended by the board into 2006, with goals set at the same level as 2005. As of the date of this report, the plan currently covers officers Michael Grollman and Graham Clark, and employees who are not officers including Oscar Quadros, Karen Fuhre, and David Mandala. The plan has not been submitted to our shareholders for approval. All of the stock under this program is restricted under SEC Section 144. As of the date of this report none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

Employment Agreements

We engaged Mr. Grollman as an independent contractor from October 7, 2000 until November 30, 2000. He was paid $15,000 monthly for his services as an independent contractor. Effective December 1, 2000, Mr. Grollman became an employee of National Scientific under a one-year contract to serve as our Chief Operating Officer. Mr. Grollman was named President in April 2001. The contract automatically renews for additional one-year terms unless either party chooses to terminate, and it remains in force through at least calendar year 2005. Mr. Grollman’s contract calls for an annual gross salary of $180,000, payable semi-monthly. Also in accordance with the contract, on December 1, 2000, we granted Mr. Grollman 100,000 shares of common stock, subject to risk of forfeiture should Mr. Grollman not fulfill the terms of his employment agreement. Also on December 1, 2000, we granted Mr. Grollman 500,000 vested options to purchase common stock at the closing sales price of the common stock on December 1, 2000. Additional option grants are included in Mr. Grollman’s employment contract for each whole dollar amount increase in the market value of our Common Stock. The whole dollar amount increase is measured over a moving two-week average. For each whole dollar amount attained between $1 and $15 inclusive, Mr. Grollman will receive 75,000 options at the whole dollar amount option price. Mr. Grollman is also entitled to additional options at various but declining levels for increases in stock value up to $50 per Common Share. In the event of a change in control or sale of substantially all the assets of National Scientific, the employment agreement between Mr. Grollman and us automatically terminates, and Mr. Grollman is to receive one hundred fifty percent (150%) of the then current year’s annual salary.

In January of 2002 Mr. Grollman agreed to defer 20% of his salary until such a time as cash was more available, reducing his immediately payable cash salary to $12,000 per month. For September, October, and November of 2002, Mr. Grollman deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. Mr. Grollman agreed from January 2003 through December 2003 to reduce his total payable salary for the 2003 year to $120,000 per year. In addition to this reduction, during the year ended September 30, 2003 Mr. Grollman deferred $70,360 of his salary and was paid $64,640 in cash. During the year ended September 30, 2004 Mr. Grollman deferred $70,800 of his salary and was paid $94,200 in cash. For calendar year 2004, Mr. Grollman agreed to defer up to $30,000 of his contracted pay as needed. During the year ended September 30, 2005 Mr. Grollman deferred $110,800 of his salary and was paid $69,200 in cash. Also subsequent to fiscal 2005 year-end, Mr. Grollman deferred all of his October and November salary of $15,000 to a future period. During fiscal 2005 and up to November 2005, Mr. Grollman’s share of contributions to the Company’s health insurance program of approximately $10,950 were deducted from the balance of wages owing, leaving as of the end of November 2005, unpaid wages of approximately $125,707 , accrued vacation pay of approximately $29,659 and accrued interest on deferred salary of approximately $18,530 for a combined total of approximately $331,383.

In September 2002, our board initiated a restricted stock retainage program (“Stock Retainage Program”) to retain key staff during a period of financial difficulty in calendar year 2002. The board allocated approximately $150,000 in common stock from this Stock Retainage Program pool of shares, to be granted to key employees during the year, subject to National Scientific exceeding sales growth objectives and expense reduction objectives in 2003. Failure to meet these objectives under the plan would result in the forfeiture by staff of this entire stock grant by all participants. These goals were not met in calendar year 2003. In January of 2004, our Board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn this stock grant. On August 19, 2003, a participant of the plan left us and his grant of 800,000 shares were forfeited at the average market price per share of $0.15. On September 30, 2003 the 800,000 shares of common stock resulting from the forfeiture was allocated to the plan. We issued this stock under the terms of the plan to several employees in 2004 who are not officers or directors of National Scientific. As of the date of this report none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

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

On August 31, 2005, Mr. Grollman agreed to convert approximately $15,190 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. Mr. Grollman received this stock in September of 2005.

Mr. Clark was hired in December 2000 as manager of the sales organization. His salary was $120,000 per year base salary, plus commission on sales. He became Vice President of Technology Applications & Sales for us in September 2001, and a director and a corporate officer in August of 2002. In January of 2003, Mr. Clark entered into a one-year employment agreement with National Scientific to serve as Vice President of Technology Applications & Sales. In June of 2003 Mr. Clark was named President of National Scientific. The contract automatically renews for additional one-year terms unless either party chooses to terminate. Mr. Clark’s contract provides for an annual gross salary of $150,000, payable monthly. In the event of a change in control or sale of substantially all our assets, the employment agreement between Mr. Clark and National Scientific automatically terminates, and Mr. Clark is to receive fifty percent (50%) of the then current year’s annual salary.

For September, October, and November of 2002, Mr. Clark deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. During the year ended September 30, 2003 Mr. Clark deferred $50,360 of his salary and was paid $69,640 in cash. During the year ended September 30, 2004 Mr. Clark deferred $41,400 of his salary and was paid $101,100 in cash. During the year ended September 30, 2005 Mr. Clark deferred $63,000 of his salary and was paid $87,000 in cash. Also subsequent to fiscal 2005 year-end, Mr. Clark deferred a total of $7,350 of his October and November salary to a future period. Mr. Clark’s share of contributions to the Company’s health insurance program of approximately $12,745 were deducted from the balance of wages owing, leaving as of the end of November 2005, unpaid wages of approximately $108,380, accrued vacation pay of approximately $30,917 and accrued interest on deferred salary of approximately $18,190 for a combined total of approximately $157,487.

Mr. Clark was granted 500,000 shares of stock from our Stock Retainage Program pool of shares discussed above, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004.

On August 31, 2005, Mr. Clark agreed to convert approximately $9,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. Mr. Clark received this stock in September of 2005.

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

In February of 2002, Mr. Ross resigned as an employee of National Scientific, and became a part-time contractor, paid at a rate of $10,000 per month, of which 20% would be deferred until a future date. The term of the agreement was two years and it required that Mr. Ross provide approximately 80 hours per month management-consulting services to us and serve as a director. In July 2002 National Scientific and Mr. Ross amended the contract to eliminate mandatory monthly minimum cash payments and minimum hours per month for on-going consulting duties other than his responsibilities as a director. Under this revised contract, Mr. Ross was paid a director’s fee of $2,500 per month in our restricted common stock. In February 2003 this contract was again revised, and from February 2003 to September 30, 2003 Mr. Ross agreed to take a reduction in his director’s fees and accept 50,000 shares of common stock in lieu of cash for board services for the entire six-month period. Mr. Ross retired from the board on September 30, 2003. His major contract duties as a consultant with us ended in February 2004, although some confidentiality provisions of this agreement continue into 2005.

Mr. Carr served us as an independent contractor from October 15, 2000 until November 30, 2000. He was paid $13,750 monthly for his services. Effective December 1, 2000, Mr. Carr became employed under a one year contract to serve as our Chief Financial Officer. The contract automatically renewed for additional one-year terms unless either party elected to terminate. Mr. Carr’s contract provided for an annual gross salary of $180,000, payable semi-monthly. Also in accordance with the contract, on December 1, 2000, we granted Mr. Carr 100,000 vested options to purchase common stock at a price equal to 25% of the closing price per share on December 1, 2000. Also on December 1, 2000, we granted Mr. Carr 500,000 vested options to purchase common stock at the closing sales price of the shares on December 1, 2000. Additional option grants were included in Mr. Carr’s employment contract for each whole dollar amount increase in the market value of our Common Shares. The whole dollar amount increase is measured over a moving two-week average. For each whole dollar amount attained between $1 and $15 inclusive, Mr. Carr would receive 75,000 options at the whole dollar amount option price. Mr. Carr was also entitled to additional options at various but declining levels for increases in stock value up to $50 per common share.

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

During the fiscal year ended September 30, 2004, we issued 160,084 shares, of our common stock to our consultants in lieu of cash compensation. During the fiscal year ended September 30, 2005 we generally did not use the services of consultants, therefore, we did not issue shares of our common stock to our consultants in lieu of cash compensation to them. During fiscal 2004, we granted 790,000 options to our consultants and employees to purchase shares of our common stock. The options granted had exercise prices ranging from $0.09 per share to $0.16 per share. The exercise prices were generally below market on the date of grant, and vested. We granted these options as a means of compensation to consultants to conserve operating cash. During fiscal 2005, no options were granted to consultants or employees. The only options granted were issued to an outside director for board fees.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information, as of November 30, 2005, concerning the beneficial ownership by (i) all current directors, (ii) each of our named executive officers, (iii) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (iv) all of our directors and executive officers as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that their respective spouses share authority under applicable law.

	Number of
	Common Shares		Percent of
	Beneficially		Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)		Shares

Michael A. Grollman	5,750,000	(3)	6.0%
Graham L. Clark	2,201,667	(4)	2.3%
Gregory Szabo	157,240	(5)	0.2%
All executive officers and directors as a group (3 persons)	7,608,907		8.5%
__________
(1)	The business address for all directors and officers is c/o National Scientific Corporation, 14505 North Hayden Road, Suite 305, Scottsdale, Arizona 85260-6951.
(2)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon the approximately 95,795,459 shares of Common Stock outstanding as December 28, 2005.

(3)
Includes 1,050,000 shares underlying currently exercisable stock options and warrants, and 4,700,000 shares of restricted Common Stock including 2,000,000 shares subject to substantial risk of forfeiture.

(4)
Includes 326,667 shares underlying currently exercisable stock options and warrants and 1,750,000 shares of restricted Common Stock including 1,500,000 shares subject to substantial risk of forfeiture.

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

Mr. Ross also agreed to take a reduction in his Director’s fees for the period from February 2003 to the end of the fiscal year ending in September 2003, and to accept 50,000 shares of our restricted common stock in lieu of cash for these board services, which was paid to him in stock on June 11, 2003. On September 30, 2003, at the point of his resignation from the Board, Mr. Ross surrendered all stock options he had received from us.

On September 30, 2002 we started a restricted Stock Retainage Program to retain key staff during a period of financial difficulty with significant periods of cash wage deferrals. We allocated approximately 3,350,000 shares with a current market value of $150,000 from this Stock Retainage Program pool of shares in fiscal 2002, to be granted to key personnel. Grants from this pool of shares were made to Michael Grollman, Graham Clark, Karen Fuhre, Oscar Quadros, and Paul Davidson. As of the date of this report, none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of September 30, 2005, these loans were outstanding.

Where You Can Find More Information

We file reports and other information with the U.S. Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference facilities at 450 Fifth Street N.W., Room 1024, Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are also available to you free of charge at the SEC’s website at www.sec.gov.

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

Item 13.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
____________
(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

(b)	Reports on Form 8-K

The Company filed one Report on Form 8-K on January 28, 2005, relating to a Securities Exchange Agreement with TurboWorx, Inc. An additional Form 8-K regarding auditor rotation was filed on November 30, 2005, and an amended 8-K/A was filed on December 8, 2005, on the same topic, which included a letter from our previous auditor indicating no disagreement with our management on accounting matters.

Item 14.	Principal Accountant Fees And Services

Audit Fees

Fees paid or accrued due, for services performed by our principal accountants, Hurley & Company, during the years ended September 30, 2005 and 2004 were as follows:

	2005	2004

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.	$23,350	$18,700
Audit-related fees - related to the performance of audit or review of financial statements not reported under “audit fees” above	-	-
Tax fees - tax compliance, tax advice and tax planning	-	-
All other fees - services provided by our principal accountants other than those identified above	-	1,500
Total fees paid or accrued to our principal accountants - Hurley & Company	$23,350	$20,200

No fees were paid to Epstein Weber & Conover, PLC during the fiscal year ended September 30, 2005.

Fees paid to the Hurley & Company were approved by the Audit Committee.

All other Fees

Hurley & Company billed us, approximately $1,500 for other services during the fiscal year ended September 30, 2004 for audit services in connection with the filing of a registration statement on Form SB-2 with the Securities and Exchange Commission.

Fees paid to the auditors were approved by the Audit Committee.

Hurley & Company, Certified Public Accountants, based in California, were our principal auditors for the year ended September 30, 2004 and for part of fiscal year 2005. This firm is licensed to practice public accounting by the State of California, and is also registered with the Public Company Accounting Oversight Board. The senior audit partner Mr. Michael Hurley is also licensed to practice public accounting in Arizona. Our shareholders in each of the previous three fiscal years have ratified the use of this firm. During fiscal year 2005, Hurley & Company reviewed our unaudited financial statements as filed in our form 10-QSB for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.

The Board of Directors believes that under newly adopted regulations and guidelines arising from the Sarbanes-Oxley Act, it may be required to rotate its independent auditors during fiscal year 2005. Accordingly, on November 23 2005, the Company engaged Epstein Weber & Conover, PLC, Certified Public Accountants, of Scottsdale, Arizona, as the independent public accountants for the Company for fiscal 2005 to replace Hurley & Company. The shareholders voted to ratify such engagement at the Company’s Annual Meeting of Shareholders on April 27, 2005. This change in no way reflects on the quality of service provided in the past by Hurley & Company.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the departure of Hurley & Company, there were no disagreements with Hurley & Company which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hurley & Company would have caused Hurley & Company to make reference to the subject matter of the disagreements in connection with its reports. Hurley & Company as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.

Review of Audited Financial Statements & Report of the Audit Committee

The audit committee has reviewed and discussed the audited financial statements with management. The audit committee has discussed with the independent auditors the matters required to be discussed by SAS 61. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees) and has discussed with the independent accountant the independent accountant’s independence. Based on the review and these discussions, the audit committee recommended to the board of directors that the audited financial statements be included in the company’s Annual Report on Form 10-KSB for the last fiscal year for filing with the Commission.

Financial Information Systems Design and Implementation Fees and Other Services

We did not engage either Hurley & Company or Epstein Weber & Conover, PLC, to provide services to us regarding financial information systems design and implementation during the fiscal year ended September 30, 2005. The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining Hurley & Company or Epstein Weber & Conover, PLC’s, independence, and has decided not to secure such services from Hurley & Company or Epstein Weber & Conover, PLC, at this time in that area.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: January 12, 2006	By:	/s/ Michael A. Grollman

Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark

Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo

Gregory Szabo Director

NATIONAL SCIENTIFIC CORPORATION

AUDITED FINANCIAL STATEMENTS
For the Years Ended September 30, 2005, 2004 and Development Stage

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Scientific Corporation

We have audited the accompanying balance sheets of National Scientific Corporation (a development stage company) as of September 30, 2004, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended September 30, 2004 and from September 30, 1997 (inception of development stage) to September 30, 2004. These financial statements are the responsibility of National Scientific Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004 and from September 30, 1997 (inception of development stage) to September 30, 2004 in conformity with accounting principles generally accepted in the United State of America.

The accompanying financial statements have been prepared assuming that the National Scientific Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the National Scientific Corporation is in the development stage, has not yet generated significant revenues and is dependent upon raising capital from investors. Additionally, National Scientific Corporation has incurred aggregate losses during the past two of over $1,900,000 and has a total shareholders’ deficit over $200,000. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hurley & Company

Granada Hills, CA
October 20, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
National Scientific Corporation

We have audited the accompanying balance sheets of National Scientific Corporation (a development stage Company) as of September 30, 2005 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended September 30, 2005, and from September 30, 1997 (inception of development stage) to September 30, 2005. These financial statements are the responsibility of National Scientific Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2005 and the results of its operations and its cash flows for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that National Scientific Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, National Scientific Corporation is in the development stage, has not yet generated significant revenues, and is dependent upon raising capital from investors. Additionally, National Scientific Corporation has incurred aggregate losses during the past two years of over $2,090,000 and has a total shareholders’ deficit of over $660,000 at September 30, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Epstein Weber & Conover, PLC

Scottsdale, Arizona
December 29, 2005

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

BALANCE SHEETS
September 30, 2005 and 2004

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,616	$160,214
Trade receivables, net	9,968	25,797
Inventory, net	23,735	66,150
Other assets	68	15,489
Total current assets	35,387	267,650

Property and equipment, net	7,680	21,021
Deposits	2,000	5,031
Investment	289,100	–

	$334,167	$293,702

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - related party	$72,914	$2,055
Accounts payable - other	183,664	146,132
Accrued expenses	519,132	340,984
Notes payable - related party	159,000	–
Notes payable - other	60,150	–
Total current liabilities	994,860	489,171

Notes payable, net of current portion	–	43,250
Total liabilities	994,860	532,421

Commitments and contingencies	–	–

Shareholders’ equity (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding 94,095,459 and 84,330,669 at September 30, 2005 and 2004, respectively	940,955	843,307
Additional paid-in capital	22,248,814	21,627,654
Accumulated deficit prior to the development stage	(2,394,680)	(2,394,680)
Accumulated deficit during the development stage	(21,455,782)	(20,315,000)
Total shareholders’ equity (deficit)	(660,693)	(238,719)

	$334,167	$293,702

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2005, 2004, and Development Stage

			Development
	2005	2004	Stage

Revenues	$73,226	$77,994	$1,1,00,428

Cost of Sales	48,780	55,597	1,001,864

Gross profit	24,446	22,397	98,564

Costs and expenses
Salaries and benefits	337,708	393,308	2,907,812
Research and development	391,591	253,257	4,357,983
Stock compensation	16,173	45,421	3,142,288
Consulting fees, related party	–	–	8,175,973
Other	255,690	260,649	2,923,642
Inventory obsolescence charge	46,775	–	46,775

Total costs and expenses	1,047,937	952,635	21,554,473

Loss from operations	(1,023,491)	(930,238)	(21,455,909)

Other income (expense)
Interest and other income	–	–	178,972
Gain on settlement	–	–	89,403
Interest expense	(25,946)	(21,542)	(81,756)
Loss on disposal of assets	–	–	(30,960)
Impairment of investment	(91,344)	–	(91,344)
Loss on impairment of equipment	–	–	(64,187)
	(117,291)	(21,542)	127

Loss before income taxes	(1,140,782)	(951,780)	(21,455,782)
Income tax expense	–	–	–

Net loss	$(1,140,782)	$(951,780)	$(21,455,782)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	89,338,638	78,212,528

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended September 30, 2005, 2004, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2004	84,330,669	$843,307	–	$–	$21,627,654	(22,709,680)	$(238,719)

Stock Issued for services
Price per share ranged
$0.1447	6,218	62	–	–	838	–	900
$0.1305	13,770	138	–	–	1,659	–	1,797
$0.0640	10,373	104	–	–	560	–	664
$0.0792	25,429	254	–	–	1,760	–	2,014

Common stock options granted, net	–	–	–	–	6,108	–	6,108

Shares issued in exchange for accrued expenses	1,934,000	19,340	–	–	62,850	–	82,190

Private placement of common stock
Shares issued for:
$0.04	625,000	6,250	–	–	18,750	–	25,000

Securities Exchange Agreement of
common stock Shares issued for:
$0.074	7,150,000	71,500	–	–	457,600	–	529,100

Warrants issued as placement agent’s fee	–	–	–	–	66,344	–	66,344

Warrants issued with debt	–	–	–	–	4,691	–	4,691

Net loss	–	–	–	–	–	(1,140,782)	(1,140,782)

Balance, September 30, 2005	94,095,459	$940,955	–	$–	$22,248,814	(23,850,462)	$(660,693)

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended September 30, 2004, 2003, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2003	70,633,819	$706,338	–	$–	$20,444,733	$(21,757,900)	$(606,829)

Exercise of options	107,500	1,075	–	–	8,600	–	9,675

Stock Issued for services
Price per share ranged
$0.140	47,646	476	–	–	5,527	–	6,003
$0.155	33,000	330	–	–	4,274	–	4,604
$0.150	55,186	552	–	–	7,726	–	8,278
$0.160	24,252	243	–	–	3,249	–	3,492

Common stock options granted, net	–	–	–	–	23,094	–	23,094

Debt to equity swap	1,500,000	15,000	–	–	135,000	–	150,000

Private placement of common stock
Shares issued for:
$0.100	1,100,000	11,000	–	–	99,000	–	110,000
$0.110	10,334,266	103,343	–	–	831,701	–	935,044

Stock retainage program	500,000	5,000	–	–	64,750	–	69,750

Stock returned to treasury	(5,000)	(50)	–	–	–	–	(50)

Net loss	–	–	–	–	–	(951,780)	(951,780)

Balance, September 30, 2004	84,330,669	$843,307	–	$–	$21,627,654	(22,709,680)	$(238,719)

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended September 30, 2003, 2002, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2002	51,587,062	$515,871	–	$–	$19,517,719	$(20,805,336)	$(771,746)

Stock issued for services @ $0.17	946,270	9,462	–	–	152,913	–	162,375
Exercise of options	637,153	6,372	–	–	22,686	–	29,058
Stock options granted	–	–	–	–	60,733	–	60,733
Debt equity swap	788,334	7,883	–	–	66,232	–	74,115
Private placement @ $0.04 to $0.08	14,125,000	141,250	–	–	528,750	–	670,000
Stock retainage program	2,550,000	25,500	–	–	95,700	–	121,200
Net loss	–	–	–	–	–	(952,564)	(952,564)

Balance, September 30, 2003	70,633,819	$706,338	–	$–	$20,444,733	$(21,757,900)	$(606,829)

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended September 30, 2002, 2001, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2001	47,367,498	$473,675	–	$–	$18,766,775	$(18,921,847)	$318,603

Stock issued for services @ $0.306	100,000	1,000	–	–	29,600	–	30,600
Issuance of stock under equity line of credit @ $0.12 to $0.27	2,122,064	21,221	–	–	393,603	–	414,824
Exercise of warrants	770,500	7,705	–	–	84,755	–	92,460
Exercise of options	1,477,000	14,770	–	–	154,762	–	169,532
Loan repayment by officer	(250,000)	(2,500)	–	–	(97,500)	–	(100,000)
Grants of options and warrants, net	–	–	–	–	185,724	–	185,724
Net loss	–	–	–	–	–	(1,883,489)	(1,883,489)

Balance, September 30, 2002	51,587,062	$515,871	–	$–	$19,517,719	$(20,805,336)	$(771,746)

See accompanying and notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended September 30, 2001, 2000, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 2000	47,195,768	$471,958	–	$–	$15,086,920	$(12,686,979)	$2,871,899

Stock issued for services
Stock issued for services @ $1.66	100,000	1,000	–	–	164,600	–	165,600
Stock issued for services @ $1.55	15,000	150	–	–	23,070	–	23,220
Stock issued for services @ $4.32	5,000	50	–	–	21,550	–	21,600
Stock issued for services @ $1.32	75,000	750	–	–	98,475	–	99,225
Stock issued for services @ $0.51	10,000	100	–	–	5,030	–	5,130
Exercise of warrants and options	1,291,730	12,917	–	–	1,278,813	–	1,291,730
Amortization of stock compensation	–	–	–	–	3,712,500	–	3,712,500
Exchange for stock options	(1,325,000)	(13,250)	–	–	(2,424,750)	–	(2,438,000)
Common stock options exercisable	–	–	–	–	800,567	–	800,567
Net loss	–	–	–	–	–	(6,234,868)	(6,234,868)

Balance, September 30, 2001	47,367,498	$473,675	–	$–	$18,766,775	$(18,921,847)	$318,603

See accompanying and notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended September 30, 2000, 1999, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 1999	36,544,289	$365,443	–	$–	$3,678,315	$(4,111,680)	$(67,922)

Stock issued for services
Price per share ranged
$0.18 to $0.85	775,000	7,750	–	–	397,620	–	405,370
$1.74 to $2.70	606,797	6,067	–	–	1,071,028	–	1,077,095
$3.26 to $4.50	139,000	1,390	–	–	457,884	–	459,274
$5.12 to $6.92	236,832	2,369	–	–	1,411,591	–	1,413,960
$7.43 to $8.80	1,060,000	10,600	–	–	7,929,921	–	7,940,521
Exercise of warrants and options	3,440,250	34,403	–	–	3,151,997	–	3,186,400
Private placement of common stock
Shares issued for:
$0.11	2,430,000	24,300	–	–	245,700	–	270,000
$0.25	360,000	3,600	–	–	86,400	–	90,000
$0.40	975,000	9,750	–	–	380,250	–	390,000
Stock converted by director’s family member	1,128,600	11,286	–	–	(11,286)	–	–
Common stock to collateralize loan - retired	(500,000)	(5,000)	–	–	–	–	(5,000)
Deferred stock compensation	–	–	–	–	(3,712,500)	–	(3,712,500)
Net loss	–	–	–	–	–	(8,575,299)	(8,575,299)

Balance, September 30, 2000	47,195,768	$471,958	–	$–	$15,086,920	$(12,686,979)	$2,871,899

See accompanying and notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended September 30, 1999, 1998, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, September 30, 1998	25,331,849	$253,318	15,000	$1,500	$2,823,491	$(3,167,225)	$(88,916)

Stock issued for services
Price per share ranged
$0.09 to $0.18	3,020,000	30,200	–	–	528,239	–	558,439
$0.20 to $0.29	145,000	1,450	–	–	33,110	–	34,560
Preferred stock offering	–	–	47,000	4,700	230,300	–	235,000
Exercise of warrants and options	496,000	4,960	–	–	27,490	–	32,450
Private placement of common stock	400,000	4,000	–	–	96,000	–	100,000
Conversion of preferred to common stock	6,200,000	62,000	(62,000)	(6,200)	(55,800)	–	–
Common stock issued to collateralize loan	500,000	5,000	–	–	–	–	5,000
Stock converted by director’s family member	451,440	4,515	–	–	(4,515)	–	–
Net loss	–	–	–	–	–	(944,455)	(944,455)

Balance, September 30, 1999	36,544,289	$365,443	–	$–	$3,678,315	$(4,111,680)	$(67,922)

See accompanying and notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Continued)
For the Years Ended September 30, 1998, 1997, and Development Stage

	Common Stock		Preferred Stock
	Number		Number		Additional
	of	Par	of	Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, October 1, 1997	17,847,292	$178,473	–	$–	$2,160,780	$(2,394,680)	$(55,427)

Stock issued for services	3,487,557	34,875	–	–	335,473	–	370,348
Private placement of preferred stock	–	–	49,500	4,950	242,550	–	247,500
Exercise of warrants and options	547,000	5,470	–	–	100,888	–	106,358
Conversion of preferred to common stock	3,450,000	34,500	(34,500)	(3,450)	(31,050)	–	–
Contributed capital	–	–	–	–	14,850	–	14,850
Net loss	–	–	–	–	–	(772,545)	(772,545)

Balance, September 30, 1998	25,331,849	$253,318	15,000	$1,500	$2,823,491	$(3,167,225)	$(88,916)

See accompanying and notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005, 2004, and Development Stage

			Development
	2005	2004	Stage
Cash flows from operating activities:
Net loss	$(1,140,782)	$(951,780)	$(21,455,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash transactions
Depreciation	13,341	13,134	91,671
Loss on disposal of assets	–	–	30,960
Impairment loss on equipment	–	–	64,187
Stock and options issued for services, net	11,483	45,421	11,639,616
Impairment of inventory	46,775	–	46,775
Impairment of investment	91,344	–	91,344
Warrant expense	4,691	–	4,691
Increase in inventory	(4,360)	(56,450)	(70,510)
Increase in deferred offering costs	–	–	(85,171)
Decrease in receivables	15,829	2,403	121,663
Decrease in other assets and deposits	18,452	1,437	6,872
Increase in accounts payable and accrued expenses	343,729	65,501	1,082,356
Net cash used in operating activities	(599,498)	(880,334)	(8,431,328)

Cash flows from investing activities:
Acquisition of property and equipment	–	(2,074)	(155,766)
Repayment of loans	–	–	200,000
Proceeds from the sale of furniture and equipment	–	–	6,050
Loans issued	–	–	(400,000)
Net cash provided by (used in) investing activities		(2,074)	(349,716)

Cash flows from financing activities:
Increase in notes payable	264,500	–	264,500
Draws on the line of credit	–	–	430,000
Loan from (to) officer	–	–	65,079
Repayment of notes payable	(88,600)	(10,000)	(208,600)
Repayment of line of credit	–	–	(430,000)
Repayment of capital lease obligations	–	–	(1,819)
Proceeds from the exercise of options	–	9,675	208,265
Proceeds from the exercise of warrants	–	–	92,460
Proceeds from equity line of credit	–	–	414,824
Proceeds from the issuance of preferred stock	–	–	482,500
Deposits from private placement	–	(20,000)	–
Proceeds from securities exchange agreement	240,000	–	240,000
Proceeds from issuance of common stock	25,000	1,045,044	7,221,833
Net cash provided by financing activities	440,900	1,024,719	8,779,042

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended September 30, 2005, 2004, and Development Stage

			Development
	2005	2004	Stage

Net (decrease) increase in cash and cash equivalents	(158,598)	142,311	(2,002)
Cash and cash equivalents, beginning of period	160,214	17,903	3,618

Cash and cash equivalents, end of period	$1,616	$160,214	$1,616

Supplementary Disclosure of Cash Flow Information
Cash paid for interest	$746	$10,493	$36,713

Cash paid for income taxes	$–	$–	$50
Non-cash investing and financing activities:
Conversion of accrued payroll to equity	$82,190	$–	$82,190
Common stock exchanged for investment	$289,100	$–	$289,100

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended September 30, 2005, 2004, and the period October 1, 1997
(Inception of Development Stage) through September 30, 2005

Summary of Non-Cash Investing and Financing Activities

During 1999, the Company issued 451,440 shares of restricted common stock to a Director’s family member in consideration of the family members’ transfer of 320,000 shares of unrestricted common stock to investors in connection with the Company’s private placement that year.

During fiscal year 2002, the Company’s Board Chairman repaid a $100,000 loan by returning 250,000 shares of the Company’s common stock valued at $0.40 per share.

During fiscal year 2003, the Company issued Mr. Lou Ross, 288,334 shares of restricted common stock as part of its program to lower debt without expending cash resources, in exchange for the forgiveness of $43,250 of debt, or one-half of the total debt of $86,500 owed by the company to Mr. Ross. The debt forgiven included various disclosed notes, salary deferred in 2002 and board fees deferred in 2002. The shares were issued at an average market price per share of $0.15. The Company also issued Mr. Ross 50,000 shares of restricted common stock for reduced Director’s fees for February 2003 through the end of this fiscal year in September 2003. These shares were issued at an average market price per share of $0.15.

In December 2003 Mr. Grollman agreed to convert approximately $150,000 of his back pay and accrued vacation pay to our restricted common stock, at a rate equal to the then currently available private placement share price of $0.10 per share. Mr. Grollman received this stock in January of 2004.

On August 17, 2005, Mr. Grollman agreed to convert approximately $34,500 of his back pay to our restricted common stock, at the rate of the average market price per share of $0.046.

On August 17, 2005, Mr. Clark agreed to convert approximately $23,000 of his back pay to our restricted common stock, at the rate of the average market price per share of $0.046.

On August 31, 2005, Mr. Grollman agreed to convert approximately $15,190 of his back pay to our restricted common stock, at the rate of the average market price per share of $0.035.

On August 31, 2005, Mr. Clark agreed to convert approximately $9,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

In connection with the Company’s investment in TurboWorx, the Company issued common stock for $240,000 and 360,000 shares of TurboWorx.

See accompanying independent auditors’ report and notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

1.	Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by National Scientific Corporation (the “Company” or “us”). The policies conform to accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

a.	Operations

The Company was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. During 1996, the Company acquired the operations of Eden Systems, Inc. (Eden) as a wholly owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. As such, management now considers us as being in the development stage. From September 30, 1997 through the year ended September 30, 2001, we aimed our efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning in calendar 2002, we focused our efforts on the development, acquisition, enhancement and marketing of location device technologies. Our revenue is derived from sales of electronic devices, recognized as the product is delivered.

b.	Cash Equivalents

Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.

c.	Inventory

Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is primarily determined on a FIFO (first-in, first-out) basis.

d.	Property and Equipment

Property and equipment are recorded at cost and are being depreciated over estimated useful lives of five years using the straight-line method.

e.	Advertising and Promotion Costs

Advertising and promotion costs, which totaled $13,233 in 2005 and $53,239 in 2004, are expensed as incurred.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

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

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2005	2004

Net loss as reported	$(1,140,782)	$(951,780)
Add: stock based compensation recorded in the statement of operations	16,173	–
Deduct: total stock based compensation expense as determined under the fair value method	(21,773)	(31,500)

Pro forma net loss	$(1,146,382)	$(983,280)

Loss per share as reported	(.01)	(.01)

Loss per share, pro forma	(.01)	(.01)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure with the following assumptions for the year ended September 30, 2005; dividend yield of 0% and expected option life of 10 years. Expected volatility ranged from 88.2% to 94.6% as of the date of issue. Risk free interest rates ranged from 4.010% to 4.12% as of the date of issue. For the year ended September 30, 2004; dividend yield of 0% and expected option life of 10 years, expected volatility 50% t risk free interest rate 5.0%.

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

Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was 89,338,638 and 78,212,528 for the years ended September 30, 2005 and 2004, respectively. Stock options outstanding of 3,789,257 and warrants outstanding of 15,434,197 are considered anti-dilutive and were not considered in the calculation in the year ended September 30, 2005. Stock options outstanding of 3,709,257 and warrants outstanding of 18,249,197 are considered anti-dilutive and were not considered in the calculation in the year ended September 30, 2004.

j.	Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has established new pronouncements. The Company does not expect the adoption of these pronouncements to have a material impact on its financial positions, results of operations or cash flows. This includes SFAS 144 accounting for impairment and disposition of long-term assets.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after January 31, 2003. The Company holds no interest in variable interest entities.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company holds no derivative instruments and does not engage in hedging activities.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No.43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

The Company experienced significant operating losses during 2005 and 2004, of $1,140,782 and $951,780 respectively, which raise substantial doubt about the Company’s ability to continue as a going concern. Of the total net operating losses, approximately $16,173 and $45,000 are related to stock issued for services and compensation in 2005 and 2004, respectively. Additionally, $4,691 relates to compensation expense recorded for warrants granted in fiscal 2005. The Company also recorded an impairment in its investment in TurboWorx Inc. of $91,344 and wrote down its inventory by $46,775 in the current fiscal year. Management believes that its current cash position including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

3.	Trade Receivables

Trade receivables are net of reserves:

	2005	2004

Trade receivables	$35,168	$35,797
Less: reserves	25,200	10,000
	$9,968	$25,797

An outstanding note payable at September 30, 2005 of $8,900 was secured by an invoice for $8,330 included in the trade receivables total of $35,168 at September 30, 2005. The note was paid in full on November 3, 2005.

4.	Property and Equipment

Property and equipment consists of the following at September 30, 2005 and 2004:

	2005	2004

Computer equipment	$60,880	$60,880
Office furniture	12,507	12,507
Total property and equipment	73,387	73,387
Less: accumulated depreciation	65,707	52,366
Net property and equipment	$7,680	$21,021

Depreciation expense for the years ended September 30, 2005 and 2004 was $13,341 and $13,134 respectively.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

5.	Investment

On January 28, 2005, the Company entered into a securities exchange agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005. The total value of the transaction of $620,444 was determined by the $240,000 cash paid to the Company, plus the then current market price of the Company’s common stock of $.074, plus the total fee of $91,344 charged by Casimir Capital, L.P. (“Casimir”) the placement agent. Casimir’s fee consisted of cash consideration of $25,000 and $66,344 which was determined to be the value of the 800,000 warrants, issued to the placement agent, with an exercise price of $0.11 at date of issue. Since Turbo’s common stock was not listed on any stock exchange or the Over the Counter Bulletin Board, the Company recorded the Investment of 360,000 Turbo shares at its net cost, the average market price of the 7,150,000 shares issued to Turbo less the cash received from Turbo. The consideration paid to Casimir did not increase the fair value of the investment and therefore, resulted in an impairment write-down of $91,344. The Company’s investment in these equity securities is carried at is original cost at September 30, 2005. Management does not believe that there is any material change in the value of these securities since acquisition. The Company will regularly monitor this investment for impairment in the carrying value. The securities are considered available for sale.

The Company intends to distribute at least 180,000 of the shares of Turbo stock it received in the Exchange to NSC shareholders of record on a pro rata basis as soon as practicable after the effective date of a registration statement on Form SB-2 registering the Turbo shares to be distributed to NSC shareholders. Turbo has agreed to file such registration statement, and has agreed to use its best efforts to have such filed registration statement declared effective no later than 90 days following the filing date. Turbo has filed the SB-2 registration statement with the Securities and Exchange Commission on June 6, 2005. When the registration becomes effective, NSC will announce the distribution. The parties have also granted each other certain “piggyback” registration rights regarding the exchanged shares. The registration rights terminate on December 31, 2007. The Exchange is a further development resulting from the Memorandum of Understanding entered into between NSC and Turbo on October 29, 2004 regarding the joint development of technology and joint marketing.

6.	Earnings Per Share

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2005 and 2004.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

	2005	2004

Net (loss)	$(1,140,782)	$(951,780)
Weighted average shares:
Average shares outstanding	89,338,638	78,212,528
Effect of diluted shares	–	–

Average Shares outstanding, adjusted for dilutive effect	89,338,638	78,212,528

(Loss) per share - basic	$(0.01)	$(0.01)

(Loss) per share - diluted	$(0.01)	$(0.01)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	2005	2004

Options	3,789,257	3,709,257
Warrants	15,434,197	18,249,197
Potential common equivalents	19,223,454	21,958,454

7.	Lease Commitments

On August 27, 2004 the Company signed a twenty-six month non-cancelable operating lease agreement for an office in Scottsdale, Arizona The lease for the Scottsdale facility expires October 31, 2006 and is at a rental rate of $3,051 per month before taxes for the remainder of the lease.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

Future minimum lease obligations at September 30, 2005 are as follows:

Year ending September 30,	Amount

2006	36,452
2007	3,051
$39,503

Rent expense for the years ended September 30, 2005 and 2004 was approximately $33,000 and $60,000, respectively.

8.	Income Taxes

Deferred income taxes consist of the following at September 30, 2005 and 2004:

	2005	2004

Tax Benefit of net operating loss carry-forwards and start up costs	$6,343,000	$5,941,000
Impairment reserve	36,000	–
Compensation payable	26,000	–
Allowance for doubtful accounts	9,000	–
Total	6,414,000	5,941,000
Valuation allowance	(6,414,000)	(5,941,000)
	$–	$–

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

A reconciliation of expected to actual taxes follows:

	2005	2004

Expected federal and state tax recovery at 40%	$(456,000)	$(380,000)
Non-deductible stock compensation	–	18,000
Other	(17,000)	–
	(473,000)	(362,000)
Tax benefits not realized - valuation allowance	473,000	362,000
Realized tax benefit	$–	$–

The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2005 and 2004, the valuation allowance increased by $473,000 and $362,000, respectively.

The Company has net operating loss carry-forwards of approximately $15,900,000 at September 30, 2005, which may be used to offset future federal taxable income through 2024 and state taxable income through 2010.

9.	Related Party Transactions

In October 2002, Mr. Lou Ross, the former Chairman of the Board, and a Director until September 30, 2003, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 66,806 restricted common shares at an average price on the date of grant of $0.11 per share.

As described in the Company’s 10-KSB filing for the year ending September 30, 2003, and also in the Company’s Proxy Statement for 2004 filed January 30, 2004, the Company’s Board initiated on September 30, 2002 a restricted stock retainage program (“Stock Retainage Program”) to retain key staff during a period of financial difficulty. The Company allocated approximately $150,000 in restricted Common Stock from this Stock Retainage Program pool of shares in fiscal 2002, to be granted to key employees during the year, subject to the Company exceeding sales growth objectives and expense reduction objectives in 2003. Failure to meet these objectives under the plan would result in the forfeiture by staff of this entire stock grant by all participants, unless new objectives are approved by the board for calendar year 2004, in which case the stock grant would remain with the participants but be subject to forfeiture by participants until new objectives have been achieved in 2004. All stock grants under this program were granted in September 2002 but shares were not finally issued until January of 2003. All of the stock under this program is restricted under SEC Section 144, and cannot be traded by the Stock Retainage Program participants for at least one year from date of issue. The board extended the program in February of 2005 through to the end of 2006, with targets remaining at the 2005 levels.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

The Company CEO, Michael Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003, and subject to him accepting a $60,000 per year pay reduction for the calendar year 2003, reducing his annual payable salary to $120,000 per year for 2003. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The Company’s President and Director Graham Clark was granted 500,000 shares of stock from the Company’s Stock Retainage Program pool of shares discussed above, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The plan’s sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time. The board extended the program in February of 2005 through to the end of 2006, with targets remaining at the 2005 levels. The majority of the remaining restricted stock allocated under this program was granted to other Company staff, and is subject to substantially the same risk of forfeiture as the stock granted to Grollman and Clark under the Program.

On January 27, 2004, we issued 250,000 shares, from the Stock Retainage Plan, to our employees Oscar Quadros, our controller, and 250,000 shares to Paul Davidson, our embedded systems development engineer. Neither of these individuals are nor have been officers or directors of the Company. The 500,000 shares were issued from the plan following the forfeiture and return to the plan on August 19, 2003 of 800,000 shares from a participant of the plan who left the Company. The shares were issued at 90% of the average market price per share, on the date of issue, of $0.155.

In January 2003, Mr. Lou Ross, was paid for his services as an active member of the board in shares of restricted common stock, in lieu of cash. The former Chairman received 54,464 restricted common shares at an average market price on the date of grant of $0.14 per share. In June 2003, the Company issued Mr. Lou Ross, 288,334 shares of restricted common stock as part of its program to lower debt without expending cash resources, in exchange for the forgiveness of $43,250 of debt, or one-half of the total debt of $86,500 owed by the Company to Mr. Ross. The debt forgiven included various disclosed notes, salary deferred in 2002 and board fees deferred in 2002. The shares were issued at an average market price per share of $0.15. The Company also issued Mr. Ross 50,000 shares of restricted common stock for reduced Director’s fees for February 2003 through the end of this fiscal year in September 2003. These shares were issued at an average market price per share of $0.15. Due to the continuously convertible nature of the interest free note for $43,250, we determined that is was more appropriate to list the Note at face value rather than applying a discount to the note.

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

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of September 30, 2005, these loans were outstanding.

On August 17, 2005, Mr. Grollman agreed to convert approximately $34,500 of his back pay to our restricted common stock, at the rate of the average market price per share of $0.046.

On August 17, 2005, Mr. Clark agreed to convert approximately $23,000 of his back pay to our restricted common stock, at the rate of the average market price per share of $0.046.

On August 31, 2005, Mr. Grollman agreed to convert approximately $15,190 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

On August 31, 2005, Mr. Clark agreed to convert approximately $9,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

The CEO and the President have employment contracts previously filed with the SEC that include termination clauses that fully vest their ownership of shares.

10.	Disclosures About Fair Value of Financial Instruments

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

Since the fair value is estimated as of September 30, 2005, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. Management believes the carrying value of its investment in TurboWorx approximates fair value at September 30, 2005.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

11.	Stock Options and Warrants

Stock Options

As of September 30, 2005, the Company has a stock-based compensation plan wherein officers and employees were granted stock options. The Company applies APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

Under the above-mentioned 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company’s common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of the Company’s common stock.

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options Outstanding, September 30, 2003	3,329,757	$0.90	$0.06
Granted	790,000	0.13	0.04
Exercised	(107,500)	0.09	0.09
Expired	(303,000)	0.13	0.09
Options Outstanding, September 30, 2004	3,709,257	$0.82	$0.02

Options Outstanding September 30, 2004	3,709,257	$0.82	$0.02
Granted	80,000	0.10	0.07
Exercised	–	–	–
Expired	–	–	–
Options Outstanding, September 30, 2005	3,789,257	$0.81	$0.02

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

As of September 30, 2005, we have issued options to purchase an aggregate of 3,789,257 shares of our common stock leaving a balance of 3,210,743 available for grant. Also as of September 30, 2005, 3,789,257 options are exercisable and 3,789,257 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan. No options have been exercised or have expired during the year ended September 30, 2005.

The following table summarizes the status of stock options outstanding at September 30,2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Outstanding	Price

$0.05 to $0.46	2,479,257	7.5	$0.18	2,479,257	$0.18
$0.47 to $1.84	1,000,000	5.2	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	5.3	$2.49	310,000	$2.49
Total	3,789,257	6.4	$0.81	3,789,257	$0.81

Warrants

The warrants outstanding as of September 30, 2005 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price

$0.062 to $0.062	135,000	0.062	2.73	135,000	0.062
$0.090 to $0.090	1,250,000	0.090	2.72	1,250,000	0.090
$0.100 to $0.100	3,108,497	0.100	5.10	3,108,497	0.100
$0.110 to $0.110	7,750,700	0.110	3.52	7,750,700	0.110
$0.130 to $0.130	640,000	0.130	1.27	640,000	0.130
$0.350 to $0.350	1,000,000	0.350	0.75	1,000,000	0.350
$0.500 to $0.500	1,275,000	0.500	0.75	1,275,000	0.500
$0.750 to $0.750	275,000	0.075	0.75	275,000	0.075
	15,434,197			15,434,197

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

During the year ended September 30, 2005, the Company has issued 2,185,000 warrants for financing activities. Each warrant entitles its owner to purchase one common share of the Company at purchase prices ranging from of $0.062 to $0.10 with expiry dates ranging from June 2008 to February 2010.

No share purchase warrants have been exercised during the fiscal year 2005.

In December 2004, 5,000,000 warrants with entitlements to purchase one common share of the Company at purchase prices ranging from of $0.30 to $0.50 expired.

12.	Commitments and Contingencies

In January 2002, the Company initiated legal proceedings against Phoenix Semiconductor, Inc. (PSI) for breach of contract. The Company was awarded a judgment of approximately $179,000 in May 2003 against E4World Corporation. However, there is no assurance that NSC will collect any of this amount. Since collection of this judgment by NSC is uncertain, this positive judgment is not reflected in NSC’s current financial statements. The Company continues to press its claim to secure assets held by E4World in a separate legal matter, although there is no assurance that NSC will collect this claim, and thus this claim is not shown in the NSC financial statements. The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company’s financial position, results of operation or liquidity.

13. Notes Payable and Long Term Debt

As of September 30, 3005 all long-term debt consisted of the following notes payable:

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

	2005	2004

Note payable to shareholder, unsecured, non-interest
bearing, matures in 2006. Repayment may be made by the
Company with either cash or its restricted common stock
or a combination of cash and stock.	$43,250	$43,250

Note payable to an Officer of the Company. Interest
at 6%. Principal and interest payable on demand. Unsecured.	159,000	–

Note payable to shareholder, unsecured, non-interest
bearing.	3,000	–

Note payable to shareholder, unsecured. Interest at 6%	5,000	–

Note payable to an employee. Interest at 6%. Principal and
interest payable on demand. Unsecured.	8,900	–

	$219,150	$43,250

An outstanding note payable at September 30, 2005 of $8,900 was secured by an invoice for $8,330 included in the trade receivables total of $35,168 at September 30, 2005. The note was paid in full on November 3, 2005.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2005 and 2004

14.	Inventory, net

Inventory, net consists of the following at September 30, 2005:

Inventory , gross	$70,510
Less: reserve for obsolescence	(46,775)
Inventory, net	$23,735

We marked down our inventory of Gotcha!® products, during the year ended September 30, 2005 by $46,775 for estimated obsolescence based on assumptions about age of the inventory and current demand.

15.	Subsequent Events

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at an effective annual interest rate of 8%. The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount of the Note into 3,600,000 common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.041 i.e. 90% of the five day average market closing price of our stock. We received funding of $151,000 from this program.

On November 23, 2005, we issued 500,000 of the Company’s restricted common shares at an average market price of $0.036 to Mr. Michael Grollman in lieu of his partial forgiveness of the Company’s cash indebtedness to him.

Between October 1, 2005 and December 28, 2005 we have delivered 62 units of our Travado IBUS™ and 2 units of our Travado™ Mini and invoiced approximately $77,000 for the shipments for this first quarter of the fiscal year ending September 30, 2006. These figures are unaudited, but are included here because we believe this revenue trend may be useful to investors in evaluating the current status of our firm.