Form 10QSB
period 2005-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2006-02-14
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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
Common Stock, $0.01 par value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

There were 95,795,459 shares of Common Stock, par value $.01 per share, outstanding at February 10, 2006.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB
INDEX

		Page

Part I	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Balance Sheets - December 31, 2005 and September 30, 2005	3
	Unaudited Condensed Statements of Operations - Quarters ended December 31, 2005, 2004, and Cumulative from October 1, 1997 (Inception) through December 31, 2005	4
	Unaudited Condensed Statements of Cash Flows - Quarters ended December 31, 2005, 2004, and Cumulative from October 1, 1997 (Inception) through December 31, 2005	5
	Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit) - Three Months Ended December 31, 2005 and Development Stage	7
	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Controls and Procedures	19

Part II	Other Information	21

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Balance Sheets
December 31, 2005 and September 30, 2005

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,714	$1,616
Trade receivables, net	4,361	9,968
Inventory, net	18,189	23,735
Other assets	13,905	68
Total current assets	52,169	35,387

Property and equipment, net	6,019	7,680
Deposits	2,000	2,000
Deferred offering costs, net	23,200	–
Investment	289,100	289,100
	$372,488	$334,167

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - related parties	$70,840	$72,914
Accounts payable - other	162,726	183,664
Accrued expenses	608,706	519,132
Notes payable - related party	159,000	159,000
Notes payable - other	43,250	60,150
Total current liabilities	1,044,522	994,860

Notes payable, net of current portion	115,518	–
Total liabilities	1,160,040	994,860

Commitments and contingencies	–	–

Shareholders’ equity (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding 95,795,459 and 94,095,459 at December 31, 2005 and September 30, 2005, respectively	957,955	940,955
Additional paid-in capital	22,311,347	22,248,814
Accumulated deficit prior to the development stage	(2,394,680)	(2,394,680)
Accumulated deficit during the development stage	(21,662,174)	(21,455,782)
Total shareholders’ equity (deficit)	(787,552)	(660,693)

	$372,488	$334,167

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Operations
For the Quarters Ended December 31, 2005, 2004, and Development Stage

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Development Stage

Revenues	$77,679	$1,863	$1,178,107
Cost of Sales	52,839	1,113	1,054,703

Gross profit	24,840	750	123,404

Costs and expenses
Salaries and benefits	83,127	103,801	2,990,939
Research and development	88,078	73,483	4,446,061
Stock compensation	—	4,437	3,142,288
Consulting fees, related party	—	—	8,175,973
Other	42,818	55,988	2,966,460
Inventory obsolescence charge	—	—	46,775
Total costs and expenses	214,023	237,709	21,768,496

Loss from operations	(189,183)	(236,959)	(21,645,092)

Other income (expense)
Interest and other income	—	—	178,972
Gain on settlement	—	—	89,403
Interest expense	(16,409)	(3,717)	(98,166)
Amortization of deferred offering costs	(800)	—	(800)
Loss on disposal of assets	—	—	(30,960)
Loss on impairment of investment	—	—	(91,344)
Loss on impairment of equipment	—	—	(64,187)
	(17,209)	(3,717)	(17,082)
Loss before income taxes	(206,392)	(240,676)	(21,662,174)
Income tax expense	—	—	—

Net loss	$(206,392)	$(240,676)	$(21,662,174)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	95,090,024	84,345,443

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Quarters Ended December 31, 2005, 2004, and Development Stage

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Development Stage
Cash flows from operating activities:
Net loss	$(206,392)	$(240,676)	$(21,662,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,661	3,335	93,332
Loss on disposal of assets	—	—	30,960
Impairment loss on equipment	—	—	64,187
Stock and options issued for services, net	—	4,437	11,639,616
Impairment of inventory	—	—	46,775
Impairment of investment	—	—	91,344
Warrant expense	—	—	4,691
Amortization of deferred offering costs	800	—	800
Amortization of debt discount	1,720	—	1,720
Amortization of beneficial conversion feature	331	—	331
Changes in assets and liabilities:
Decrease (increase) in inventory	5,546	(1,231)	(64,964)
(Increase) decrease in deferred offering costs	—	—	(85,171)
Decrease (increase) in receivables	5,607	538	127,270
Decrease (increase) in other assets	(13,837)	(4,817)	(6,965)
Increase (decrease) in accounts payable and accrued expenses	84,562	22,827	1,166,918
Net cash (used in) operating activities	(120,002)	(215,587)	(8,551,330)

Cash flows from investing activities:
Acquisition of property and equipment	—	—	(155,766)
Repayment of loans	—	—	200,000
Proceeds from the sale of furniture and equipment	—	—	6,050
Loans issued	—	—	(400,000)
Net cash (used in) provided by investing activities	—	—	(349,716)

Cash flows from financing activities:
Proceeds from notes payable	175,000	—	439,500
Loan from (to) officer , related party	—	65,000	65,079
Draws on the line of credit	—	—	430,000
Repayment of notes payable	(16,900)	—	(225,500)
Repayment of line of credit	—	—	(430,000)
Repayment of capital lease obligations	—	—	(1,819)
Proceeds from the exercise of options	—	—	208,265
Proceeds from the exercise of warrants	—	—	92,460
Proceeds from equity line of credit	—	—	414,824
Proceeds from the issuance of preferred stock	—	—	482,500
Payment of financing costs	(24,000)	—	(24,000)
Deposits from private placement	—	—	—
Proceeds from securities exchange agreement	—	—	240,000
Proceeds from issuance of common stock	—	—	7,221,833
Net cash provided by financing activities	134,100	65,000	8,913,142

			(Continued)
See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Quarters Ended December 31, 2005, 2004, and Development Stage
(Continued)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Development Stage

Net (decrease) increase in cash and cash equivalents	14,098	(150,587)	12,096
Cash and cash equivalents, beginning of period	1,616	160,214	3,618

Cash and cash equivalents, end of period	$15,714	$9,627	$15,714

Supplementary Disclosure of Cash Flow Information
Cash paid for interest	$556	$—	$37,269
Cash paid for income taxes	$—	—	$50
Conversion of accounts payable and accrued expenses to equity	$18,000	$—	$100,190
Common stock exchanged for investment	—	—	289,100
Debt discount and beneficial conversion feature	$61,533	$—	$61,533

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
For the Three Months Ended December 31, 2005 and Development Stage

	Common Stock		Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Defecit Prior to Development Stage	Accumulated Defecit During the Development Stage	Total

Balance, September 30, 2005	94,095,459	$940,955	–	$–	$22,248,814	$(2,394,680)	$(21,455,782)	$(660,693)

Issuance of common stock as part of financing program	1,200,000	12,000	–	–	49,533	–	–	61,533

Issuance of common stock in exchange for accounts payable and accrued expenses	500,000	5,000	–	–	13,000	–	–	18,000

Net loss	–	–	–	–	–	–	(206,392)	(206,392)

Balance, December 31, 2005	95,795,459	$957,955	–	$–	$22,311,347	$(2,394,680)	$(21,662,174)	$(787,552)

See accompanying notes to financial statements, which are an integral part of the financial statement

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared by National Scientific Corporation (“NSC” or the “Company” or “We”), without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The statements have been prepared on the basis that the Company will continue as a going concern. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

2.	Issuance of Common Stock

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at a stated annual interest rate of 8%. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs.

On November 23, 2005, we issued 500,000 of the Company’s restricted common shares, to Mr. Michael Grollman, at the closing price of $0.036 in lieu of his partial forgiveness of the Company’s accounts payable and accrued expense indebtedness to him.

3.	Development Stage Operations

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

The Company experienced significant operating losses during fiscal years 2005 and 2004, of $1,140,782 and $951,780 respectively, which raise substantial doubt about the Company’s ability to continue as a going concern. Of the total net operating losses, approximately $11,482 and $45,000 are related to stock issued for services and compensation in fiscal years 2005 and 2004, respectively. Additionally, $4,691 relates to compensation expense recorded for warrants granted in fiscal 2005. The Company also recorded an impairment in its investment in TurboWorx Inc. of $91,344 and wrote down its inventory by $46,775 in fiscal year 2005. Management believes that its current cash position including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.	Stock Options and Warrants

Stock Options

As of December 31, 2005, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. We apply APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

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

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options Outstanding, September 30, 2005	3,789,257	$0.81	$0.02
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Options Outstanding, December 31, 2005	3,789,257	$0.81	$0.02

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

As of December 31, 2005, we have issued options to purchase an aggregate of 3,789,257 shares of our common stock leaving a balance of 3,210,743 available for grant. Also as of December 31, 2005, 3,789,257 options are exercisable and 3,789,257 are vested. No options have been exercised or have expired during the three months ended December 31, 2005.

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

The following table summarizes the status of stock options outstanding at December 31,2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(In Years)	Price	of Shares	Price

$0.05 to $0.46	2,479,257	7.26	$0.18	2,479,257	$0.18
$0.47 to $1.84	1,000,000	4.92	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	5.07	$2.49	310,000	$2.49
Total	3,789,257	6.12	$0.81	3,789,257	$0.81

The following table illustrates the effect on net loss and loss per share for the three months ended December 31, 2005 and December 31, 2004 if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	December 31, 2005	December 31, 2004

Net loss as reported	$(206,392)	$(240,676)
Deduct: Total stock based compensation expense as determined under the fair value method	–	(5,637)
Add: Total stock based compensation recorded in the statement of operations	–	4,437

Pro forma net loss	$(206,392)	$(241,876)

Loss per share as reported	(0.00)	(0.00)

Loss per share, pro forma	(0.00)	(0.00)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure. During the three months ended December 31, 2005 the Company did not grant any options under the 2000 Stock Option Plan. The following assumptions were made for the three months ended December 31, 2004; dividend yield of 0% and expected option life of 10 years, expected volatility 50% and risk free interest rate 5.0%.

Warrants

The warrants outstanding as of December 31, 2005 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price

$0.062 to $0.062	135,000	0.062	2.48	135,000	0.062
$0.090 to $0.090	1,250,000	0.090	2.72	1,250,000	0.090
$0.100 to $0.100	3,108,497	0.100	4.85	3,108,497	0.100
$0.110 to $0.110	7,750,700	0.110	3.27	7,750,700	0.110
$0.130 to $0.130	640,000	0.130	1.02	640,000	0.130
$0.350 to $0.350	1,000,000	0.350	0.50	1,000,000	0.350
$0.500 to $0.500	1,275,000	0.500	0.50	1,275,000	0.500
$0.750 to $0.750	275,000	0.075	0.50	275,000	0.075
	15,434,197			15,434,197

During the three months ended December 31, 2005, the Company did not issue any share purchase warrants. During the three months ended December 31, 2005, no share purchase warrants were exercised or have expired.

5.	Notes payable and Long Term debt

All long-term debt consisted of the following notes payable:
	December 31, 2005	September 30, 2005
	(Unaudited)	(Audited)

Note payable to shareholder; unsecured; non-interest
bearing; matures in June 2006; repayment may be made by the
Company with either cash or its restricted common stock
or a combination of cash and stock.	$43,250	$43,250
Note payable to an Officer of the Company; interest
at 6%; principal and interest payable on demand; unsecured.	159,000	159,000
Note payable to shareholder; unsecured; non-interest bearing	–	3,000
Note payable to shareholder; unsecured; interest at 6%	–	5,000
Note payable to an employee; interest at 6%; principal and interest
at 6%; principal and interest payable on demand; unsecured.	–	8,900
Note payable to an investment fund; payable in full in
November 2010; interest at 8% payable semi-annually in May
and November; unsecured.	175,000	–
	377,250	219,150
Less:
Current portion of long term debt	(202,250)	(219,150)
Discount	(49,880)	–
Beneficial conversion feature	(9,602)	–
Long-term debt, net of current portion	$115,518	$–

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of December 31, 2005, these loans were outstanding.

In June and August 2005 we secured short-term loans in the aggregate principal amount of $18,000. The interest rate on the loans was less than 10%. $1,100 was repaid in September 2005. The balance of $16,900 was repaid during November 2005.

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at an effective annual interest rate of 8%. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs.

The aggregate maturities of long-term debt were as follows:

2006	$202,250
2007	–
2008	–
2009	–
2010	175,000
$377,250

6.	Investment

On January 28, 2005, the Company entered into a securities exchange agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005. The total value of the transaction of $620,444 was determined by the $240,000 cash paid to the Company, plus the then current market price of the Company’s common stock of $.074, plus the total fee of $91,344 charged by Casimir Capital, L.P. (“Casimir”) the placement agent. Casimir’s fee consisted of cash consideration of $25,000 and $66,344, which was determined to be the value of the 800,000 warrants, issued to the placement agent, with an exercise price of $0.11 at date of issue. Since Turbo’s common stock was not listed on any stock exchange or the Over the Counter Bulletin Board, the Company recorded the Investment of 360,000 Turbo shares at its net cost, the average market price of the 7,150,000 shares issued to Turbo less the cash received from Turbo. The consideration paid to Casimir did not increase the fair value of the investment and therefore, resulted in an impairment write-down of $91,344. The Company’s investment in these equity securities is carried at its original cost at December 31, 2005. Management does not believe that there is any material change in the value of these securities since acquisition. The Company will regularly monitor this investment for impairment in the carrying value. The securities are considered available for sale.

The Company intends to distribute at least 180,000 of the shares of Turbo stock it received in the Exchange to NSC shareholders of record on a pro rata basis as soon as practicable after the effective date of a registration statement on Form SB-2 registering the Turbo shares to be distributed to NSC shareholders. Turbo has agreed to file such registration statement, and has agreed to use its best efforts to have such filed registration statement declared effective no later than 90 days following the filing date. Turbo has filed the SB-2 registration statement with the Securities and Exchange Commission on June 6, 2005. Turbo filed an amendment to the SB-2 registration statement with the Securities and Exchange Commission on October 12, 2005. When the registration becomes effective, NSC will announce the distribution. The parties have also granted each other certain “piggyback” registration rights regarding the exchanged shares. The registration rights terminate on December 31, 2007. The Exchange is a further development resulting from the Memorandum of Understanding entered into between NSC and Turbo on October 29, 2004 regarding the joint development of technology and joint marketing.

7.	Inventory, net

Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is primarily determined on a FIFO (first-in, first-out) basis.

Inventory, net consists of the following at December 31, 2005:

Inventory, gross	$64,964
Less: reserve for obsolescence	(46,775)
Inventory, net	$18,189

We marked down our inventory of Gotcha!® products, during the year ended September 30, 2005 by $46,775 for estimated obsolescence based on assumptions about age of the inventory and current demand.

8.	Earnings Per Share

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three months ended December 31, 2005 and December 31, 2004.

	December 31, 2005	December 31, 2004

Net (loss)	$(206,392)	$(240,676)
Weighted average shares:
Average shares outstanding	95,090,024	84,345,443
Effect of diluted shares	—	—

Average shares outstanding, adjusted for dilutive effect	95,090,024	84,345,443

(Loss) per share - basic	$(0.00)	$(0.00)

(Loss) per share - diluted	$(0.00)	$(0.00)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	December 31, 2005	December 31, 2004

Options	3,789,257	3,749,257
Warrants	15,434,197	18,249,197

Potential common equivalents	19,223,454	21,998,454

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Our business focuses on the research, development, manufacture, and sale of mobile computer related hardware and software products and devices that span a range of markets. The majority of our products are electronic location-determining devices and digital video recording devices. These devices typically use small, portable radios, in conjunction with Global Positioning System (GPS) technology and small powerful mobile computers, to help establish and report the physical location of people and objects to which these devices are attached. Some of our location technologies are used in conjunction with video cameras and other sensors to record incidents on school buses. Our business focuses on the research, development, and sale of location tools used to track or monitor people or objects such as vehicles or other mobile equipment. We also own devices and designs that are used in the semiconductor and electronics industries.

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

In December 2002, we entered into an agreement with FutureCom Global, Inc. (FCG) of Arizona (now doing business as 21st Century Technology) to assist us in the marketing and distribution of our location tools. The term of the agreement is two years and it is renewable for up to one additional year. The agreement allows FCG to market our Followit™, StarPilot™, and Gotcha!® products through media and trade shows, as well as through networks of sales representatives in a variety of consumer marketplaces, including general retail. The agreement may be extended to the new company, but given the lack of current activity from this group in selling our products; we do not believe this is likely.

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

We generated $77,679 of revenue during the three months ended December 31, 2005 compared to $1,863 during the three months ended December 31, 2004. During the three months ended December 31, 2005, $76,680 of revenue was generated by our newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005. while the consumer-oriented products such as Gotcha!® generated sales of $999. During the three months ended December 31, 2004, our Gotcha!® products generated all of our sales of $1,863.

Gross profit increased to $24,840 in the three months ended December 31, 2005 from $750 in the three months ended December 31, 2004.

Costs and expenses were $214,023 in the three months ended December 31, 2005 compared to $237,709 in the three months ended December 31, 2004.

Salaries and benefits, of administration and marketing personnel decreased to $83,127 in the three months ended December 31, 2005 from $103,801 in the three months ended December 31, 2004. This decrease is mainly attributable to the reduction of hours worked by part-time employees.

Research and development expenditures increased to $88,078 for the three months ended December 31, 2005 from $73,483 for the three months ended December 31, 2004 as we continued to engineer and develop new location tools.

There was no stock compensation in the three months ended December 31, 2005 compared to $4,437 in the three months ended December 31, 2004.

Other expenses decreased in the three months ended December 31, 2005 to $42,818 from $55,988 in the three months ended December 31, 2005 as a result of reductions in marketing, selling, telephone and professional fees. The expense reductions were somewhat offset by increases in expenses such as rent and insurance costs.

Interest expenses increased to $16,409 during the three months ended December 31, 2005 from $3,717 in the three months ended December 31, 2004 due to the provision in the 2005 quarter of interest for the interest bearing Notes Payable and the amortization to interest of debt discount and the beneficial conversion feature ( See Issuance of Common Stock above) . None of these costs were incurred in the quarter ended December 31, 2004.

During the three months ended December 31, 2005, amortization of deferred offering costs, amounting to $800 have been charged to operations as compared to no amortization of deferred offering costs in the same period in 2004.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $15,714 compared to $1,616 at September 30, 2005. Our total cash used in operating activities from developmental stage inception in 1997 through December 31, 2005 was $8,551,330. We have an accumulated deficit of $24,056,854 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements, and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, through the sale of our products.

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund (See Issuance of Common Stock and Notes Payable above). Funding from this program amounted to $175,000 before financing costs of $24,000.

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

We believe that our current cash position as of December 31, 2005, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Cash used in operations was approximately $120,002 for the three months ended December 31, 2005 compared with approximately $215,587 for the three months ended December 31, 2004. The decrease in cash used in operations resulted from the reduction of hours worked by part-time employees and the decrease in other costs and expenses.

Other Subsequent Events

On January 31, 2006 we submitted a response to Gilbert Public Schools (“GPS”) Request 06-049. According to the bid documents, the budget for this project is approximately $135,000 for school bus wireless video and satellite-based tracking systems to outfit a minority portion of their bus fleet with new technology for student safety. According to GPS they are the fastest growing school district in the country, with a current enrollment estimated at 35,000 students. One of our financial partners, United Capital Funding, has pre-approved GPS for a $250,000 line of credit, should GPS choose to purchase its solution from National Scientific. A GPS school board meeting regarding this bid is expected in late February 2006, with award and delivery to follow shortly thereafter, if a successful bidder is identified.

During the month of January 2006, we began a program of temporarily reducing staff hours in areas outside of sales, marketing, customer support and accounting. The objective of this program was conservation of cash without affecting our revenue growth rate, and it is expected to end in February 2006. We also a number of non-disclosure agreements with new prospective partners to help finance our growth, which has now seen four consecutive quarters of revenue growth. We plan to continue these negotiations into February 2006.

On February 10, 2006 we were informed by our 'digital city' partners that an additional trial would be conducted in California. We expect this trial to commence sometime mid to late March, and result in a small number of Mini T units and a 'real time streaming video' Travado, being purchased to mount on the city's fire department vehicles.

During February 2006, NSC continued discussions with Turbo Worx concerning their delinquency in obtaining an effective registration. NSC was informed that Turbo still plans to file an amendment SB2 to the comments received from their October 12, 2005 filing, and that Turbo would still expect NSC to distribute up to 180,000 shares to our existing shareholders. However, this distribution process may take  several months.

Also, in January 2006, we began a program with the Scottsdale Unified School District of jointly publicizing their newly installed NSC Travado IBUS™ System. We expect this program to continue further into 2006.

In February 2006, we also began a program to explore the market for our Travado IBUS™ product in the Pacific Northwest market, and another program to market our products through a large U.S. security systems integration firm into the higher education transportation market.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of December 31, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant negative changes in the our internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our external auditors, for the year ended September 30, 2005, Epstein Weber & Conover, PLC have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceedings pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at an effective annual interest rate of 8%. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs.

On November 23, 2005, we issued 500,000 of the Company’s restricted common shares, to Mr. Michael Grollman, at the closing price of $0.036 in lieu of his partial forgiveness of the Company’s accounts payable and accrued expense indebtedness to him.

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

The Company filed one Report on Form 8-K on November 17, 2005 relating to a financing program with a U.S. investment fund.

The Company filed one Report on Form 8-K on November 30, 2005 relating to a change of its Certifying Accountant.

The Company filed one Report on Form 8-K on December 8, 2005 relating to a change of its Certifying Accountant with a letter from the outgoing Certifying Accountant indicating no accounting disagreements with management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: February 14, 2006	By:	/s/ Michael A. Grollman

Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark

Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo

Gregory Szabo Director