Form 10QSB
period 2006-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2006-05-22
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Common Stock, $0.01 par value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☑

There were 96,725,459 shares of Common Stock, par value $.01 per share, outstanding at May 15, 2006.

Transitional Small Business Disclosure Format (Check One):  Yes ☐     No ☑

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB
INDEX

		Page

Part I	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Balance Sheets - March 31, 2006 and September 30, 2005	3
	Unaudited Condensed Statements of Operations - Three and Six Months ended March 31, 2006, 2005, and Cumulative from October 1, 1997 (Inception) through March 31, 2006	4
	Unaudited Condensed Statements of Cash Flows - Six Months ended March 31, 2006, 2005, and Cumulative from October 1, 1997 (Inception) through March 31, 2006	5
	Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit) - Six Months Ended March 31, 2006 and Development Stage	7
	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Controls and Procedures	21

Part II	Other Information	22

Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Balance Sheets
March 31, 2006 and September 30, 2005

	March 31, 2006	September 30, 2005
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$218	$1,616
Trade receivables, net	1,266	9,968
Inventory, net	17,827	23,735
Other assets	19,296	68
Total current assets	38,607	35,387

Property and equipment, net	4,359	7,680
Deposits	2,000	2,000
Deferred offering costs, net	22,000	—
Investment	289,100	289,100
	$356,066	$334,167

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - related parties	$89,442	$72,914
Accounts payable - other	172,569	183,664
Accrued expenses	696,267	519,132
Notes payable - related party	159,000	159,000
Notes payable - other	45,750	60,150
Total current liabilities	1,163,028	994,860

Notes payable, net of current portion	118,595	—
Total liabilities	1,281,623	994,860

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding 96,225,459 and 94,095,459 at March 31, 2006 and September 30, 2005, respectively	962,255	940,955
Additional paid-in capital	22,322,097	22,248,814
Accumulated deficit prior to the development stage	(2,394,680)	(2,394,680)
Accumulated deficit during the development stage	(21,815,229)	(21,455,782)
Total shareholders’ equity (deficit)	(925,557)	(660,693)

	$356,066	$334,167

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2006, 2005, and Development Stage

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005	Development Stage

Revenues	$10,152	$3,609	$87,831	$5,472	$1,188,259

Cost of Sales	4,120	2,118	56,959	3,231	1,058,823

Gross profit	6,032	1,491	30,872	2,241	129,436

Costs and expenses
Salaries and benefits	46,562	61,113	129,689	164,914	3,037,501
Research and development	46,465	124,051	134,543	197,534	4,492,526
Stock compensation	—	—	—	4,437	3,142,288
Consulting fees, related party	—	—	—	—	8,175,973
Other	44,369	60,694	87,187	116,682	3,010,829
Inventory obsolescence charge	—	—	—	—	46,775
Total costs and expenses	137,396	245,858	351,419	483,567	21,905,892

Loss from operations	(131,364)	(244,367)	(320,547)	(481,326)	(21,776,456)

Other income (expense)
Interest and other income	—	—	—	—	178,972
Gain on settlement	—	—	—	—	89,403
Interest expense	(20,491)	(4,253)	(36,900)	(7,970)	(118,657)
Amortization of deferred offering costs	(1,200)	—	(2,000)	—	(2,000)
Loss on disposal of assets	—	—	—	—	(30,960)
Loss on impairment of investment	—	—	—	—	(91,344)
Loss on impairment of equipment	—	—	—	—	(64,187)
	(21,691)	(4,253)	(38,900)	(7,970)	(38,773)

Loss before income taxes	(153,055)	(248,620)	(359,447)	(489,296)	(21,815,229)
Income tax expense	—	—	—	—	—
Net los Net loss	$(153,055)	$(248,620)	$(359,447)	$(489,296)	$(21,815,229)

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2006, 2005, and Development Stage

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005	Development Stage
Cash flows from operating activities:
Net loss	$(359,447)	$(489,296)	$(21,815,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,321	6,671	94,992
Loss on disposal of assets	—	—	30,960
Impairment loss on equipment	—	—	64,187
Stock and options issued for services, net	—	4,437	11,639,616
Impairment of inventory	—	—	46,775
Impairment of investment	—	—	91,344
Warrant expense	—	—	4,691
Amortization of deferred offering costs	2,000	—	2,000
Amortization of debt discount	4,300	—	4,300
Amortization of beneficial conversion feature	828	—	828
Changes in assets and liabilities:
Decrease (increase) in inventory	5,908	78	(64,602)
(Increase) decrease in deferred offering costs	—	—	(85,171)
Decrease (increase) in receivables	8,702	(31,115)	130,365
Decrease (increase) in other assets	(19,228)	11,647	(12,356))
Increase (decrease) in accounts payable and accrued expenses	215,618	22,774	1,297,974
Net cash (used in) operating activities	(137,998)	(474,804)	(8,569,326)

Cash flows from investing activities:
Acquisition of property and equipment	—	—	(155,766)
Repayment of loans	—	—	200,000
Proceeds from the sale of furniture and equipment	—	—	6,050
Loans issued	—	—	(400,000)
Net cash (used in) provided by investing activities	—	—	(349,716)

Cash flows from financing activities:
Proceeds from notes payable	177,500	—	442,000
Loan from (to) officer , related party	—	100,000	65,079
Draws on the line of credit	—	—	430,000

(Continued)
See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2006, 2005, and Development Stage
(Continued)

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005	Development Stage

Repayment of notes payable	(16,900)	—	(225,500)
Repayment of line of credit	—	—	(430,000)
Repayment of capital lease obligations	—	—	(1,819)
Proceeds from the exercise of options	—	—	208,265
Proceeds from the exercise of warrants	—	—	92,460
Proceeds from equity line of credit	—	—	414,824
Proceeds from the issuance of preferred stock	—	—	482,500
Payment of financing costs	(24,000)	—	(24,000)
Proceeds from securities exchange agreement	—	240,000	240,000
Proceeds from issuance of common stock	—	—	7,221,833
Net cash provided by financing activities	136,600	340,000	8,915,642

Net (decrease) increase in cash and cash equivalents	(1,398)	(134,804)	(3,400)
Cash and cash equivalents, beginning of period	1,616	160,214	3,618

Cash and cash equivalents, end of period	$218	$25,410	$218

Supplementary Disclosure of Cash Flow Information
Cash paid for interest	$625	$11	$37,338
Cash paid for income taxes	$—	—	$50
Conversion of accounts payable and accrued expenses to equity	$33,050	$—	$115,240
Common stock exchanged for investment	—	—	289,100
Debt discount and beneficial conversion feature	$61,533	$—	$61,533

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statement of Changes in Shareholders' Equity (Deficit)
For the Six Months Ended March 31, 2006 and Development Stage

	Common Stock		Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit Prior to Development Stage	Accumulated Deficit During the Development Stage	Total

Balance, September 30, 2005	94,095,459	$940,955	—	$—	$22,248,814	$(2,394,680)	$(21,455,782)	$(660,693)

Issuance of common stock as part of financing program	1,200,000	12,000	—	—	49,533	—	—	61,533

Issuance of common stock in exchange for accounts payable and accrued expenses. Shares issued for:
$0.036	500,000	5,000	—	—	13,000	—	—	18,000
$0.035	430,000	4,300	—	—	10,750	—	—	15,050

Net loss	—	—	—	—	—	—	(359,447)	(359,447)

Balance, March 31, 2006	96,225,459	$962,255	—	$—	$22,322,097	$(2,394,680)	$(21,815,229)	$(925,557)

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared by National Scientific Corporation (“NSC” or the “Company” or “We”), without audit, and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The statements have been prepared on the basis that the Company will continue as a going concern. The results of operations for the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005 and the Company’s quarterly report on Form 10-QSB for the fiscal period ended December 31, 2005.

2.	Issuance of Common Stock

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at a stated annual interest rate of 8%. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding. The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs.

On March 15, 2006, we issued 430,000 of the Company’s restricted common shares, to Mr. Graham Clark, at the closing price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

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

The Company experienced significant operating losses during fiscal years 2005 and 2004, of $1,140,782 and $951,780 respectively, which raise substantial doubt about the Company’s ability to continue as a going concern. Of the total net operating losses, approximately $11,482 and $45,000 are related to stock issued for services and compensation in fiscal years 2005 and 2004, respectively. Additionally, $4,691 relates to compensation expense recorded for warrants granted in fiscal 2005. The Company also recorded an impairment in its investment in TurboWorx Inc. of $91,344 and wrote down its inventory by $46,775 in fiscal year 2005. Management believes that its current cash position including cash funds arising from the exercise of outstanding options, equity private placement, mergers and acquisition activities, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.	Stock Options and Warrants

Stock Options

As of March 31, 2006, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. We apply APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

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

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options Outstanding, September 30, 2005	3,789,257	$0.81	$0.02
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Options Outstanding, March 31, 2006	3,789,257	$0.81	$0.02

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

As of March 31, 2006, we have issued options to purchase an aggregate of 3,789,257 shares of our common stock leaving a balance of 3,210,743 available for grant. Also as of March 31, 2006, 3,789,257 options are exercisable and 3,789,257 are vested. No options have been exercised or have expired during the six months ended March 31, 2006.

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

The following table summarizes the status of stock options outstanding at March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(In Years)	Price	of Shares	Price

$0.05 to $0.46	2,479,257	7.04	$0.18	2,479,257	$0.18
$0.47 to $1.84	1,000,000	4.67	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	4.81	$2.49	310,000	$2.49
Total	3,789,257	5.92	$0.81	3,789,257	$0.81

The following table illustrates the effect on net loss and loss per share for the six months ended March 31, 2006 and March 31, 2005 if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Six Months Ended	Six Months Ended
	March 31, 2006	March 31, 2005

Net loss as reported	$(359,447)	$(489,296)
Deduct: Total stock based compensation expense as determined under the fair value method	—	(5,637)
Add: Total stock based compensation recorded in the statement of operations	—	4,437

Pro forma net loss	$(359,447)	$(490,496)

Loss per share as reported	(0.00)	(0.01)

Loss per share, pro forma	(0.00)	(0.01)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure. During the six months ended March 31, 2006 the Company did not grant any options under the 2000 Stock Option Plan. The following assumptions were made for the six months ended March 31, 2005; dividend yield of 0% and expected option life of 10 years, expected volatility 50% and risk free interest rate 5.0%.

Warrants

The warrants outstanding as of March 31, 2006 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price

$0.062 to $0.062	135,000	$0.062	2.24	135,000	$0.062
$0.090 to $0.090	1,250,000	$0.090	2.47	1,250,000	$0.090
$0.100 to $0.100	3,108,497	$0.100	4.60	3,108,497	$0.100
$0.110 to $0.110	7,750,700	$0.110	3.02	7,750,700	$0.110
$0.130 to $0.130	640,000	$0.130	0.77	640,000	$0.130
$0.350 to $0.350	1,000,000	$0.350	0.25	1,000,000	$0.350
$0.500 to $0.500	1,275,000	$0.500	0.25	1,275,000	$0.500
$0.750 to $0.750	275,000	$0.075	0.25	275,000	$0.075
	15,434,197			15,434,197

During the six months ended March 31, 2006, the Company did not issue any share purchase warrants. During the six ended March 31, 2006, no share purchase warrants were exercised or have expired.

5.	Notes payable and Long Term debt

All long-term debt consisted of the following notes payable:

	March 31, 2006	September 30, 2005
	(Unaudited)	(Audited)

Note payable to shareholder; unsecured; non-interest
bearing; matures in June 2006; repayment may be made by the
Company with either cash or its restricted common stock
or a combination of cash and stock.	$43,250	$43,250
Note payable to an Officer of the Company; interest
at 6%; principal and interest payable on demand; unsecured.	159,000	159,000
Note payable to shareholder; unsecured; non-interest bearing	—	3,000
Note payable to shareholder; unsecured; interest at 6%	—	5,000
Note payable to an employee; interest at 6%; principal and interest
at 6%; principal and interest payable on demand; unsecured.	—	8,900
Note payable to shareholder; unsecured; non-interest bearing	1,000	—
Note payable to shareholder; unsecured; non-interest bearing	1,500	—
Note payable to an investment fund; payable in full in
November 2010; interest at 8% payable semi-annually in May
and November; unsecured.	175,000	—
	379,750	219,150
Less:
Current portion of long term debt	(204,750)	(219,150)
Discount	(47,300)	—
Beneficial conversion feature	(9,105)	—
Long-term debt, net of current portion	$118,595	$—

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman, Michael Grollman, made personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of March 31, 2006, these loans were outstanding.

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

In March 2006 we secured short-term loans in the aggregate principal amount of $2,500. The loans are unsecured and non-interest bearing.

The aggregate maturities of long-term debt were as follows:

2006	$204,750
2007	—
2008	—
2009	—
2010	175,000
$379,750

6.	Investment

On January 28, 2005, the Company entered into a securities exchange agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005. The total value of the transaction of $620,444 was determined by the $240,000 cash paid to the Company, plus the then current market price of the Company’s common stock of $.074, plus the total fee of $91,344 charged by Casimir Capital, L.P. (“Casimir”) the placement agent. Casimir’s fee consisted of cash consideration of $25,000 and $66,344, which was determined to be the value of the 800,000 warrants, issued to the placement agent, with an exercise price of $0.11 at date of issue. Since Turbo’s common stock was not listed on any stock exchange or the Over the Counter Bulletin Board, the Company recorded the Investment of 360,000 Turbo shares at its net cost, the average market price of the 7,150,000 shares issued to Turbo less the cash received from Turbo. The consideration paid to Casimir did not increase the fair value of the investment and therefore, resulted in an impairment write-down of $91,344. The Company’s investment in these equity securities is carried at its original cost at March 31, 2006. Management does not believe that there is any material change in the value of these securities since acquisition. The Company will regularly monitor this investment for impairment in the carrying value. The securities are considered available for sale.

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

During the quarter ended March 31, 2006, NSC continued discussions with Turbo concerning their delinquency in obtaining an effective registration. NSC still believes that TurboWorx will honor its contractual obligations and will file an amended SB2 to the comments received from their October 12, 2005 filing, and that Turbo would still expect NSC to distribute up to 180,000 shares to our existing shareholders. However, we have not received any specific new assurances regarding timing of such an amended filing, as of the date of this report, and the continued failure of Turbo to execute on their obligations under the Securities Exchange agreement is considered a serious matter by us, and may result in legal action by us against TurboWorx if reasonable remedy is not achieved soon.

7.	Inventory, net

Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is primarily determined on a FIFO (first-in, first-out) basis.

Inventory, net consisted of the following at March 31, 2006 and September 30, 2005:

	March 31, 2006	September 30, 2005
	(Unaudited)	(Audited)

Inventory, gross	$64,602	$70,510
Less: reserve for obsolescence	(46,775)	(46,775)
Inventory, net	$17,827	$23,735

We marked down our inventory of Gotcha!® products during the fiscal year ended September 30, 2005 by $46,775 for estimated obsolescence, based on assumptions about age of the inventory and current demand. We did not dispose of any significant amount of Gotcha!® inventory during the quarter ended March 31, 2006. We have no specific timeline to dispose of the Gotcha inventory, and intend to sell this inventory from time to time as market conditions allow.

8.	Accrued Expenses

Accrued Expenses consisted of the following at March 31, 2006 and September 30, 2005:

	March 31, 2006	September 30, 2005
	(Unaudited)	(Audited)

Salaries & vacation pay - current management and staff	$478,726	$332,391
Salaries & vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	29,634	27,952
Interest	78,887	48,189
Employee stock retainage pool	50,250	50,250
Other liabilities	29,395	30,975
	$696,267	$519,132

9.	Earnings Per Share

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the six months ended March 31, 2006 and March 31, 2005.

	March 31, 2006	March 31, 2005

Net (loss)	$(359,447)	$(489,296)
Weighted average shares:
Average shares outstanding	95,479,030	86,665,878
Effect of diluted shares	—	—

Average shares outstanding, adjusted for dilutive effect	95,479,030	86,665,878

(Loss) per share - basic	$(0.00)	$(0.01)

(Loss) per share - diluted	$(0.00)	$(0.01)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	March 31, 2006	March 31, 2005

Options	3,789,257	3,749,257
Warrants	15,434,197	14,049,197
Potential common equivalents	19,223,454	17,798,454

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

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

From 1996 to 2002, we engaged primarily in developing devices and designs used in the semiconductor and electronics industries. This resulted in a number of U.S. patents, but did not produce any significant amount of revenue. Additionally, during the period from 2000 to 2001 we engaged in the business of distributing electronic and other semiconductor-related products to customers in Asia and the United States in order to generate revenue. In 2001, we discontinued those activities because they did not produce the originally expected profit margins.

In 2002, we began to focus on applications of electronic devices in the location tools market. We also began to decrease our focus on semiconductor designs and devices, due primarily to difficult market conditions in the semiconductor industry. We plan to continue our focus on location tools for the foreseeable future. Our focus from 2002 has been on development and sales of our location tools products. Our current sales are generated primarily from our Travado™ line of mobile video systems, introduced in 2005, which include GPS and student tracking functionality. We believe this technology is more advanced than other solutions available today in the market, and can serve various mobile fleet markets, such as school, police, and fire, with a great deal of effectiveness.

We generated $10,152 of revenue during the three months ended March 31, 2006 compared to $3,609 during the three months ended March 31, 2005. During the three months ended March 31, 2006, all of the revenue of $10,152 was generated by our newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005. During the three months ended March 31, 2005, our Gotcha!® products generated sales of $2,109 and our Travado IBUS™ products had revenues of $1,500.

Gross profit increased to $6,032 in the three months ended March 31, 2006 from $1,491 in the three months ended March 31, 2005.

Costs and expenses were $137,396 in the three months ended March 31, 2006 compared to $245,858 in the three months ended March 31, 2005.

Salaries and benefits, of administration and marketing personnel decreased to $46,562 in the three months ended March 31, 2006 from $61,113 in the three months ended March 31, 2005. The decrease is mainly attributable to the reduction in accrued payroll taxes resulting from a recalculation of the estimate of taxes required for outstanding back pay, the departure of one part-time employee in January and the reduction of hours worked by other part-time employees.

Research and development expenditures decreased to $46,465 for the three months ended March 31, 2006 from $124,051 for the three months ended March 31, 2005. This trend is expected to reverse during the second half of fiscal 2006, as research funding is planned to increase in the near term. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assists it in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

There was no stock compensation in the three months ended March 31, 2006 and March 31, 2005.

Other expenses decreased in the three months ended March 31, 2006 to $44,369 from $60,694 in the three months ended March 31, 2006 as a result of reductions in depreciation, marketing, selling, telephone, insurance, shareholder’s meeting expenses and office costs. The expense reductions were somewhat offset by increases in expenses such as accountant’s fees and statutory filing fees.

Interest expenses increased to $20,491 during the three months ended March 31, 2006 from $4,253 in the three months ended March 31, 2005 due to the provision in the quarter ended March 31, 2006 of interest for the interest bearing Notes Payable and the amortization to interest of debt discount and the beneficial conversion feature (See Issuance of Common Stock above). None of these costs were incurred in the quarter ended March 31, 2005.

During the three months ended March 31, 2006, amortization of deferred offering costs, amounting to $1,200 have been charged to operations as compared to no amortization of deferred offering costs in the same period in 2005.

We have focused an increasingly significant amount of our time and energy on development of new sources of revenue through the building of new distributor and customer relationships. This has included increased attendance at trade shows, increased expenditures on promotional literature, Internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. We have also developed plan to continue to grow strategic partnerships with other technology firms to assist our marketing efforts. We will continue to research and implement innovative ways to take our technology expertise and products to market, across our entire portfolio of semiconductor and electronics-related devices.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

We generated $87,831 of revenue during the six months ended March 31, 2006 compared to $5,472 during the six months ended March 31, 2005. During the six months ended March 31, 2006, $86,832 or 99% of the revenue of $87,831 was generated by our newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005, while the consumer-oriented products such as Gotcha!® generated $999 in sales or 1% of the revenue. During the six months ended March 31, 2005, our Gotcha!® products generated sales of $ 3,972 or 73% of the revenue of $5,472 and our Travado IBUS™ products had revenues of $1,500.

Gross profit increased to $30,872 in the six months ended March 31, 2006 from $2,241 in the six months ended March 31, 2005.

Costs and expenses were $351,419 in the six months ended March 31, 2006 compared to $483,567 in the six months ended March 31, 2005.

Salaries and benefits, of administration and marketing personnel decreased to $129,689 in the six months ended March 31, 2006 from $164,914 in the six months ended March 31, 2005. The decrease is mainly attributable to the reduction in accrued payroll taxes resulting from a recalculation of the estimate of taxes required for outstanding back pay, the departure of one part-time employee in January and the reduction of hours worked by other part-time employees.

Research and development expenditures decreased to $134,543 for the six months ended March 31, 2006 from $197,534 for the six months ended March 31, 2005. This trend is expected to reverse during the second half of fiscal 2006, as research funding is planned to increase in the near term. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist us in taking its products to market faster. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

There was no stock compensation in the six months ended March 31, 2006 compared to $4,437 in the six months ended March 31, 2005.

Other expenses decreased in the six months ended March 31, 2006 to $87,187 from $116,682 in the six months ended March 31, 2005 as a result of reductions in depreciation, marketing, selling, telephone, insurance, shareholder’s meeting expenses and office costs. The expense reductions were somewhat offset by increases in expenses such as insurance, rent, accountant’s fees and statutory filing fees.

Interest expenses increased to $36,900 during the six months ended March 31, 2006 from $7,970 in the six months ended March 31, 2005 due to the provision in the half year ended March 31, 2006 of interest for the interest bearing Notes Payable and the amortization to interest of debt discount and the beneficial conversion feature (See Issuance of Common Stock above). None of these costs were incurred in the half-year ended March 31, 2005.

During the six months ended March 31, 2006, amortization of deferred offering costs, amounting to $2,000 have been charged to operations as compared to no amortization of deferred offering costs in the same period in 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $218 compared to $1,616 at September 30, 2005. Our total cash used in operating activities from developmental stage inception in 1997 through March 31, 2006 was $8,569,326. We have an accumulated deficit of $24,209,909 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements, and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, through the sale of our products.

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

During the month of January 2006, we began a program of temporarily reducing staff hours in areas outside of sales, marketing, customer support and accounting. The objective of this program was conservation of cash without affecting our revenue growth rate, and it is expected to end in May 2006. We also have a number of non-disclosure agreements with new prospective partners to help finance our growth, which has now seen four consecutive quarters of revenue growth.

Cash used in operations was approximately $137,998 for the six months ended March 31, 2006 compared with approximately $474,804 for the six months ended March 31, 2005.

We believe that our current cash position as of March 31, 2006, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, short-term loans from officers, directors, and significant shareholders, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Other Subsequent Events

We have invested significant management, engineering, and sales resources in customer demonstrations of the latest versions of our Travado product line during the last six months. This has resulted in a number of invitations to bid for mobile video projects. We have started work on, and in some cases completed, pilot projects using this technology with the Gilbert Public School District in Arizona, the Palo Alto Fire Department (in partnership with SAP), the US Department of Homeland Security (in partnership with SYS), and the Clover Park School District in Washington, and others. We have completed or expanded installations of this technology in the Scottsdale School District in Arizona, the Sunnyside School District in Arizona, and the Amphitheatre School District in Arizona. As a result of these efforts, we had a $15,000 order backlog at the end of March 2006.

We have further initiated formal presentations with a number of school districts located throughout the USA, that have resulted in requests for proposal (RFP). To further aid our sales efforts we are in discussion with a number of Regional and National distributors. In order to build on this momentum, we have taken advertising space in a Trade Journal, and will attend a number of Regional and National exhibitions during June and July.

We have also initiated a significant effort towards combining our resources and technologies with those of complimentary firms, using a mergers and acquisitions approach to achieve more efficient operation through increased scale. This new program has been titled MDEF, or Market Defined Earn-out Framework. We have entered into preliminary negotiations with a number of firms in this regard, and we believe that these negotiations may result in significant new business combinations for us during the next several quarters. However, no firm offers have been made by us or accepted by us in this regard as of the date of this report.

As a part of our MDEF program, we engaged the services of Alaron Financial Services to assist us in identifying and structuring appropriate transactions in this regard. We also engaged the services of a new outside public relations firm, and have launched a new corporate website at www.nsct.info to support our efforts in this area.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of March 31, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant negative changes in the our internal control over financial reporting during the six months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 15, 2006, we issued 430,000 of the Company’s restricted common shares, to Mr. Graham Clark, at the closing price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: May 22, 2006	By:	/s/ Michael A. Grollman

Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

Date: May 22, 2006	By:	/s/ Graham L. Clark

Graham L. Clark Director, President, and Secretary

Date: May 22, 2006	By:	/s/ Gregory Szabo

Gregory Szabo Director