Form 10QSB
period 2006-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2006-08-21
CIK 1022505

Index

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 99,018,317 shares of Common Stock, par value $.01 per share, outstanding at August 18, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

Index

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB
INDEX

		Page

Part I	Financial Information	3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Balance Sheets - June 30, 2006 and September 30, 2005	3
	Unaudited Condensed Statements of Operations - Three and Nine Months ended June 30, 2006, 2005, and Cumulative from October 1, 1997 (Inception) through June 30, 2006	4
	Unaudited Condensed Statements of Cash Flows - Nine Months ended June 30, 2006, 2005, and Cumulative from October 1, 1997 (Inception) through June 30, 2006	5
	Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit) - Nine Months Ended June 30, 2006 and Development Stage	7
	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Controls and Procedures	22

Part II	Other Information	23

Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

Index

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements
NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Balance Sheets
June 30, 2006 and September 30, 2005

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,069	$1,616
Trade receivables, net	1,875	9,968
Inventory, net	19,853	23,735
Other assets	25,478	68
Total current assets	48,275	35,387

Property and equipment, net	2,698	7,680
Deposits	2,000	2,000
Deferred offering costs, net	20,800	—
Investment	289,100	289,100
	$362,873	$334,167

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - related parties	$96,160	$72,914
Accounts payable - other	197,883	183,664
Accrued expenses	755,511	519,132
Notes payable - related party	159,000	159,000
Notes payable - other	83,375	60,150
Total current liabilities	1,291,929	994,860

Notes payable, net of current portion	121,671	—
Total liabilities	1,413,600	994,860

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding 98,446,888 and 94,095,459 at June 30, 2006 and September 30, 2005, respectively	984,469	940,955
Additional paid-in capital	22,377,112	22,248,814
Accumulated deficit prior to the development stage	(2,394,680)	(2,394,680)
Accumulated deficit during the development stage	(22,017,628)	(21,455,782)
Total shareholders’ equity (deficit)	(1,050,727)	(660,693)
	$362,873	$334,167

See accompanying notes to financial statements, which are an integral part of the financial statements.

Index

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2006, 2005, and Development Stage

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30,2005	Development Stage

Revenues	$8,920	$24,157	$96,751	$29,629	$1,197,179

Cost of Sales	7,224	14,680	64,183	17,911	1,066,047

Gross profit	1,696	9,477	32,568	11,718	131,132

Costs and expenses
Salaries and benefits	64,057	86,847	193,746	251,761	3,101,558
Research and development	42,166	96,795	176,709	294,329	4,534,692
Stock compensation	5,723	4,668	5,723	9,105	3,148,011
Consulting fees, related party	—	—	—	—	8,175,973
Other	61,249	97,497	148,436	214,179	3,072,078
Inventory obsolescence charge	—	32,282	—	32,282	46,775
Total costs and expenses	173,195	318,089	524,614	801,656	22,079,087

Loss from operations	(171,499)	(308,612)	(492,046)	(789,938)	(21,947,955)

Other income (expense)
Interest and other income	—	—	—	—	178,972
Gain on settlement	—	—	—	—	89,403
Interest expense	(29,700)	(6,720)	(66,600)	(14,690)	(148,357)
Amortization of deferred offering costs	(1,200)	—	(3,200)	—	(3,200)
Loss on disposal of assets	—	—	—	—	(30,960)
Loss on impairment of investment	—	—	—	—	(91,344)
Loss on impairment of equipment	—	—	—	—	(64,187)
	(30,900)	(6,720)	(69,800)	(14,690)	(69,673)

Loss before income taxes	(202,399)	(315,332)	(561,846)	(804,628)	(22,017,628)
Income tax expense	—	—	—	—	—
Net lo Net loss	$(202,399)	$(315,332)	$(561,846)	$(804,628)	$(22,017,628)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	97,247,987	91,518,361	96,068,682	88,283,373

See accompanying notes to financial statements, which are an integral part of the financial statements.

Index

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2006, 2005, and Development Stage

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005	Development Stage

Cash flows from operating activities:
Net loss	$(561,846)	$(804,628)	$(22,017,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,982	10,161	96,653
Loss on disposal of assets	—	—	30,960
Impairment loss on equipment	—	—	64,187
Stock and options issued for services, net	5,723	9,105	11,645,339
Impairment of inventory	—	—	46,775
Impairment of investment	—	—	91,344
Warrant expense	5,256	—	9,947
Amortization of deferred offering costs	3,200	—	3,200
Amortization of debt discount	6,880	—	6,880
Amortization of beneficial conversion feature	1,324	—	1,324
Changes in assets and liabilities:
Decrease (increase) in inventory	3,882	33,868	(66,628)
(Increase) decrease in deferred offering costs	—	—	(85,171)
Decrease (increase) in receivables	8,093	4,469	129,756
Decrease (increase) in other assets	(25,410)	15,730	(18,538)
Increase (decrease) in accounts payable and accrued expenses	363,144	156,965	1,445,500
Net cash (used in) operating activities	(184,772)	(574,330)	(8,616,100)

Cash flows from investing activities:
Acquisition of property and equipment	—	—	(155,766)
Repayment of loans	—	—	200,000
Proceeds from the sale of furniture and equipment	—	—	6,050
Loans issued	—	—	(400,000)
Net cash (used in) provided by investing activities	—	—	(349,716)

Cash flows from financing activities:
Proceeds from notes payable	215,125	189,500	479,625
Loan from (to) officer, related party	—	—	65,079
Draws on the line of credit	—	—	430,000

(Continued)
See accompanying notes to financial statements, which are an integral part of the financial statements.

Index

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2006, 2005, and Development Stage
(Continued)

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005	Development Stage

Repayment of notes payable	(16,900)	—	(225,500)
Repayment of line of credit	—	—	(430,000)
Repayment of capital lease obligations	—	—	(1,819)
Proceeds from the exercise of options	—	—	208,265
Proceeds from the exercise of warrants	—	—	92,460
Proceeds from equity line of credit	—	—	414,824
Proceeds from the issuance of preferred stock	—	—	482,500
Payment of financing costs	(24,000)	—	(24,000)
Proceeds from securities exchange agreement	—	240,000	240,000
Proceeds from issuance of common stock	10,000	—	7,231,833
Net cash provided by financing activities	184,225	429,500	8,963,267

Net (decrease) increase in cash and cash equivalents	(547)	(144,830)	(2,549)
Cash and cash equivalents, beginning of period	1,616	160,214	3,618

Cash and cash equivalents, end of period	$1,069	$15,384	$1,069

Supplementary Disclosure of Cash Flow Information
Cash paid for interest	$8,737	$145	$45,450
Cash paid for income taxes	$—	—	$50
Conversion of accounts payable and accrued expenses to equity	$89,300	$—	$171,490
Common stock exchanged for investment	—	—	289,100
Debt discount and beneficial conversion feature	$86,172	$—	$86,172

See accompanying notes to financial statements, which are an integral part of the financial statements.

Index

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2006 and Development Stage

	Common Stock		Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit Prior to Development Stage	Accumulated Deficit During the Development Stage	Total

Balance, September 30, 2005	94,095,459	$940,955	—	$—	$22,248,814	$(2,394,680)	$(21,455,782)	$(660,693)

Issuance of common stock as part of financing program	1,200,000	12,000	—	—	49,533	—	—	61,533

Issuance of common stock in exchange for accounts payable and accrued expenses. Shares issued for:
$0.036	500,000	5,000	—	—	13,000	—	—	18,000
$0.035	430,000	4,300	—	—	10,750	—	—	15,050
$0.032	500,000	5,000	—	—	11,000	—	—	16,000
$0.035	1,150,000	11,500	—	—	28,750	—	—	40,250

Private placement of common stock Shares issued for: $0.0175	571,429	5,714	—	—	4,286	—	—	10,0000

Common stock options issued, net	—	—	—	—	5,723	—	—	5,723

Warrants issued with debt	—	—	—	—	5,256	—	—	5,256

Net loss	—	—	—	—	—	—	(561,846)	(561,846)

Balance, June 30, 2006	98,446,888	$984,469	—	$—	$22,377,112	$(2,394,680)	$(22,017,628)	$(1,050,727)

See accompanying notes to financial statements, which are an integral part of the financial statement.

Index

NATIONAL SCIENTIFIC CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared by National Scientific Corporation (“NSC” or the “Company” or “We”), without audit, and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The statements have been prepared on the basis that the Company will continue as a going concern. The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2005 and the Company’s quarterly report on Form 10-QSB for the fiscal periods ended December 31, 2005 and March 31, 2006.

2.	Issuance of Common Stock

On April 7, 2006, we issued 500,000 of the Company’s restricted common shares, to Mr. Michael Grollman, at the closing market price of $0.032 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On May 25, 2006, we issued 1,150,000 of the Company’s restricted common shares, to Mr. Graham Clark, at the closing market price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On June 17, 2006, we raised $10,000 from a private placement and issued 571,429 shares of common stock at an average market price per share of $0.0175. In connection with this private placement, we issued a warrant to purchase 200,000 shares of our common stock exercisable at $0.050 per share through June 30, 2009. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.3.

Development Stage Operations

Although the Company has been in operation since 1996, management considers NSC to be in the development stage. From September 30, 1997 through the year ended September 30, 2001, the Company engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning calendar 2002, the Company focused its efforts toward the development, acquisition, enhancement and marketing of location device technologies. Since initiation of operations in 1996, the Company has not realized significant revenue, except for approximately $882,000 generated through the export of electronic equipment, an isolated event, which occurred in fiscal 2001.

Index

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

Stock Options

As of June 30, 2006, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. We apply APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

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

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options Outstanding, September 30, 2005	3,789,257	$0.81	$0.02
Granted	152,358	0.04	0.04
Exercised	—	—	—
Canceled	—	—	—
Options Outstanding, June 30, 2006	3,941,615	$0.78	$0.02

Index

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

In order to conserve cash, 152,358 stock options were granted to William Sklar, a consultant, for investor relations services on June 26, 2006. The weighted average grant date fair value of these options was $0.0376. Stock based compensation of $5,723 was recognized in the financial statements for the three months ended June 30, 2006 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

As of June 30, 2006, we have issued options to purchase an aggregate of 3,941,615 shares of our common stock leaving a balance of 3,058,385 available for grant. Also as of June 30, 2006, 3,941,615 options are exercisable and 3,941,615 are vested. No options have been exercised or have expired during the nine months ended June 30, 2006.

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

The following table summarizes the status of stock options outstanding at June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(In Years)	Price	of Shares	Price

$0.04 to $0.04	152,358	9.99	$0.04	152,358	$0.04
$0.05 to $0.46	2,479,257	6.80	$0.18	2,479,257	$0.18
$0.47 to $1.84	1,000,000	4.42	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	4.56	$2.49	310,000	$2.49
Total	3,941,615			3,941,615

The following table illustrates the effect on net loss and loss per share for the nine months ended June 30, 2006 and June 30, 2005 if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

Index

	Nine Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2005

Net loss as reported	$(561,846)	$(804,628)
Deduct: Total stock based compensation expense as determined under the fair value method	(11,818)	(14,705)
Add: Total stock based compensation recorded in the statement of operations	5,723	9,105

Pro forma net loss	$(567,941)	$(810,228)

Loss per share as reported	(0.01)	(0.01)

Loss per share, pro forma	(0.01)	(0.01)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure. The following assumptions were made for the nine months ended June 30, 2006; dividend yield of 0% and expected option life of 10 years, expected volatility 80.8% and risk free interest rate 5.10% The following assumptions were made for the nine months ended June 30, 2005; dividend yield of 0% and expected option life of 10 years, expected volatility 50% and risk free interest rate 5.0%.

Warrants

The warrants outstanding as of June 30, 2006 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.036 to $0.036	200,000	2.88	$0.036	200,000	$0.036
$0.050 to $0.050	200,000	3.00	$0.050	200,000	$0.050
$0.062 to $0.062	135,000	1.99	$0.062	135,000	$0.062
$0.090 to $0.090	50,000	2.22	$0.090	50,000	$0.090
$0.100 to $0.100	3,108,497	4.35	$0.100	3,108,497	$0.100
$0.110 to $0.110	7,750,700	2.78	$0.110	7,750,700	$0.110
$0.130 to $0.130	640,000	0.52	$0.130	640,000	$0.130
$0.350 to $0.350	1,000,000	1.00	$0.350	1,000,000	$0.350
$0.500 to $0.500	1,275,000	1.00	$0.500	1,275,000	$0.500
$0.750 to $0.750	275,000	1.00	$0.075	275,000	$0.075
	14,634,197			14,634,197

Index

On April 27, 2006, in connection with a short term financing note for $16,625, the Company issued to a shareholder a warrant to purchase 100,000 shares of common stock exercisable at $0.036 per share through April 27, 2009, which was determined to have a debt discount of $2,272. The debt discount of $2,272 was expensed to interest expense during the current quarter.

On May 31, 2006, in connection with a short term financing note for $20,000, the Company issued to a shareholder a warrant to purchase 100,000 shares of common stock exercisable at $0.036 per share through May 31, 2009, which was determined to have a debt discount of $2,984. The debt discount of $2,984 was expensed to interest expense during the current quarter.

On June 17, 2006, we raised $10,000 from a private placement and issued 571,429 shares of common stock at an average market price per share of $0.0175. In connection with this private placement, we issued a warrant to purchase 200,000 shares of our common stock exercisable at $0.050 per share through June 30, 2009. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.3.

During the quarter ended June 30, 2006, a share purchase warrant previously stated to purchase 1,250,000 shares, with an exercise price of $.090, was re-stated as a share purchase warrant to purchase 50,000 shares at an exercise price of $.090.

On June 30, 2006, 2,550,000 share purchase warrants, with exercise prices ranging from $0.350 to $0.075, which would have expired on June 30, 2006 had their expiry date extended for one year (See Subsequent Events below). It was determined that there was no expense involved with the extension of the expiry dates.

During the nine months ended June 30, 2006, no share purchase warrants were exercised.

Index

5.	Notes Payable and Long Term Debt

All long-term debt consisted of the following notes payable:

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)

Note payable to shareholder; unsecured; non-interest
Bearing; matures in June 2006; repayment may be made by the
Company with either cash or its restricted common stock
or a combination of cash and stock.	$43,250	$43,250
Note payable to an Officer of the Company; interest
at 6%; principal and interest payable on demand; unsecured.	159,000	159,000
Note payable to shareholder; unsecured; non-interest bearing	—	3,000
Note payable to shareholder; unsecured; interest at 6%	—	5,000
Note payable to an employee; interest at 6%; principal and interest
at 6%; principal and interest payable on demand; unsecured.	—	8,900
Note payable to shareholder; unsecured; non-interest bearing	1,000	—
Note payable to shareholder; unsecured; non-interest bearing	1,500	—
Note payable to shareholder; unsecured; non-interest bearing	1,000	—
Note payable to shareholder; unsecured; interest at 12%	16,625	—
Note payable to shareholder; unsecured; interest at 12%	20,000	—
Note payable to an investment fund; payable in full in
November 2010; interest at 8% payable semi-annually in May
and November; unsecured.	175,000	—
	417,375	219,150
Less:
Current portion of long term debt	(242,375)	(219,150)
Discount	(44,720)	—
Beneficial conversion feature	(8,609)	—
Long-term debt, net of current portion	$121,671	$—

On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Mr. Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Mr. Ross retired from the Company’s board on September 30, 2003 (See Subsequent Events below).

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman, Michael Grollman, made personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of June 30, 2006, these loans were outstanding.

Index

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

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of SAP’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the SAP purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009

The aggregate maturities of long-term debt were as follows:

2006	$242,375
2007	—
2008	—
2009	—
2010	175,000
$417,375

6.	Investment

On January 28, 2005, the Company entered into a securities exchange agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005. The total value of the transaction of $620,444 was determined by the $240,000 cash paid to the Company, plus the then current market price of the Company’s common stock of $0.074, plus the total fee of $91,344 charged by Casimir Capital, L.P. (“Casimir”) the placement agent. Casimir’s fee consisted of cash consideration of $25,000 and $66,344, which was determined to be the value of the 800,000 warrants, issued to the placement agent, with an exercise price of $0.11 at date of issue. Since Turbo’s common stock was not listed on any stock exchange or the Over the Counter Bulletin Board, the Company recorded the Investment of 360,000 Turbo shares at its net cost, the average market price of the 7,150,000 shares issued to Turbo less the cash received from Turbo. The consideration paid to Casimir did not increase the fair value of the investment and therefore, resulted in an impairment write-down of $91,344. The Company’s investment in these equity securities is carried at its original cost at June 30, 2006. Management does not believe that there is any material change in the value of these securities since acquisition. The Company will regularly monitor this investment for impairment in the carrying value. The securities are considered available for sale.

Index

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

During the quarter ended June 30, 2006, NSC continued discussions with Turbo concerning their delinquency in obtaining an effective registration. NSC is uncertain as to the direction Turbo will take but still believes that TurboWorx will honor its contractual obligations and will file an amended SB-2 to the comments received from their October 12, 2005 filing, and that Turbo would still expect NSC to distribute up to 180,000 shares to our existing shareholders. However, we have not received any specific new assurances regarding timing of such an amended filing, as of the date of this report, and the continued failure of Turbo to execute on their obligations under the Securities Exchange agreement is considered a serious matter by us, and may result in legal action by us against TurboWorx if reasonable remedy is not achieved soon.

7.	Inventory, net

Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is primarily determined on a FIFO (first-in, first-out) basis.

Inventory, net consisted of the following at June 30, 2006 and September 30, 2005:

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)

Inventory, gross	$66,628	$70,510
Less: reserve for obsolescence	(46,775)	(46,775)
Inventory, net	$19,853	$23,735

We marked down our inventory of Gotcha!® products during the fiscal year ended September 30, 2005 by $46,775 for estimated obsolescence, based on assumptions about age of the inventory and current demand. We did not dispose of any Gotcha!® inventory during the quarter ended June 30, 2006. We have no specific timeline to dispose of the Gotcha inventory, and intend to sell this inventory from time to time as market conditions allow.

Index

8.	Accrued Expenses

Accrued Expenses consisted of the following at June 30, 2006 and September 30, 2005:

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)

Salaries & vacation pay - current management and staff	$519,769	$332,391
Salaries & vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	32,254	27,952
Interest	92,135	48,189
Employee stock retainage pool	50,250	50,250
Other liabilities	31,728	30,975
	$755,511	$519,132

9.	Earnings Per Share

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the nine months ended June 30, 2006 and June 30, 2005.

	June 30, 2006	June 30, 2005

Net (loss)	$(561,846)	$(804,628)
Weighted average shares:
Average shares outstanding	96,068,682	88,283,373
Effect of diluted shares	—	—

Average shares outstanding, adjusted for dilutive effect	96,068,682	88,283,373

(Loss) per share - basic	$(0.01)	$(0.01)

(Loss) per share - diluted	$(0.01)	$(0.01)

Index

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	June 30, 2006	June 30, 2005

Options	3,941,615	3,789,257
Warrants	14,634,197	14,049,197

Potential common equivalents	18,575,812	17,838,454

10.	Subsequent Events

On June 30, 2006, our board of directors resolved to instruct management to extend the expiration date of 2,550,000 warrants previously set to expire on June 30, 2006, for twelve months. The warrants, issued to purchase 2,550,000 shares of common stock exercisable at prices ranging from $0.35 to $0.75 per share were issued between July 2003 and March 2004 in connection with the June 2003 Private Placement Memorandum. Management began to provide notice to warrant holders of this change in July 2006.

Also on June 30, 2006, our board of directors resolved to instruct management to convert the 3-year Note held by Lou Ross for $43,250 to 144 common stock. Management has taken steps to effect this conversion, which it expects to complete in the fourth quarter of the current fiscal year.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

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

From 1996 to 2002, we engaged primarily in developing devices and designs used in the semiconductor and electronics industries. This resulted in a number of U.S. patents, but did not produce any significant revenue. Additionally, during the period from 2000 to 2001 we engaged in the business of distributing electronic and other semiconductor-related products to customers in Asia and the United States in order to generate revenue. In 2001, we discontinued those activities because they did not produce the originally expected profit margins.

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

We generated $8,920 of revenue during the three months ended June 30, 2006 compared to $24,157 during the three months ended June 30, 2005. During the three months ended June 30, 2006, all of the revenue of $8,920 was generated by our newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005. During the three months ended June 30, 2005, our Gotcha!® products generated sales of $2,941 and our Travado IBUS™ products had revenues of $21,216.

Gross profit decreased to $1,696 in the three months ended June 30, 2006 from $9,477 in the three months ended June 30, 2005 mainly because the billings in the three months ended June 30, 2006 was for a pilot project and did not include the invoicing of service charges which will occur towards the end of the project.

Costs and expenses decreased to $173,195 in the three months ended June 30, 2006 from $318,089 in the three months ended June 30, 2005.

Index

Salaries and benefits, of administration and marketing personnel decreased to $64,057 in the three months ended June 30, 2006 from $86,847 in the three months ended June 30, 2005. The decrease is mainly attributable to the departure of one part-time employee in January 2006 and the reduction of hours worked by other part-time employees.

Research and development expenditures decreased to $42,166 for the three months ended June 30, 2006 from $96,795 for the three months ended June 30, 2005 mainly because two engineers took a leave of absence in January 2006 and were not replaced. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assists it in taking its products to market. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock-based compensation for the three months ended June 30, 2006 was $5,723 compared to $4,668 during the three months ended June 30, 2005.

Other expenses decreased in the three months ended June 30, 2006 to $61,249 from $97,497 in the three months ended June 30, 2005 as a result of reductions in bad debt expense, depreciation, marketing, selling, telephone, insurance, statutory filing fees. and licenses/taxes. The expense reductions were somewhat offset by increases in shareholder meeting expenses.

In the three months ended June 30, 2005 we marked down our inventory of Gotcha!® products by $32,282 or 50% of original cost, for obsolescence based on assumptions about age of the inventory and future demand. We did not mark down inventory during the three months ended June 30, 2006.

Interest expenses increased to $29,700 during the three months ended June 30, 2006 from $6,720 in the three months ended June 30, 2005 due to the provision in the quarter ended June 30, 2006 of interest for the interest bearing Notes Payable and the amortization to interest of debt discount and the beneficial conversion feature (See Notes Payable and Long Term Debt above). None of these costs were incurred in the quarter ended June 30, 2005.

During the three months ended June 30, 2006, amortization of deferred offering costs, amounting to $1,200 have been charged to operations as compared to no amortization of deferred offering costs in the same period in 2005.

We have focused an increasing amount of our time and energy on development of new sources of revenue through the building of new distributor and customer relationships. This has included increased attendance at trade shows, increased expenditures on promotional literature, Internet advertising and promotion through website listings, on-site customer product demonstrations, and other marketing related activities intended to foster customer acquisition. We have also developed plan to continue to grow strategic partnerships with other technology firms to assist our marketing efforts. We will continue to research and implement innovative ways to take our technology expertise and products to market, across our entire portfolio of semiconductor and electronics-related devices.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

We generated $96,751 of revenue during the nine months ended June 30, 2006 compared to $29,629 during the nine months ended June 30, 2005. During the nine months ended June 30, 2006, $95,752 or 99% of the revenue of $96,751 was generated by our newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005, while the consumer-oriented products such as Gotcha!® generated $999 in sales or 1% of the revenue. During the nine months ended June 30, 2005, our Gotcha!® products generated sales of $6,913 or 23% of the revenue of $29,629 and our Travado IBUS™ products had revenues of $22,716 or 77% of the revenue of $29,629.

Index

Gross profit increased to $32,568 in the nine months ended June 30, 2006 from $11,718 in the nine months ended June 30, 2005 mainly because of the higher volume of sales in fiscal 2006.

Costs and expenses were $524,614 in the nine months ended June 30, 2006 compared to $801,656 in the nine months ended June 30, 2005.

Salaries and benefits, of administration and marketing personnel decreased to $193,746 in the nine months ended June 30, 2006 from $251,761 in the nine months ended June 30, 2005. The decrease is mainly attributable to the reduction in accrued payroll taxes resulting from a recalculation of the estimate of taxes required for outstanding back pay, the departure of one part-time employee in January and the reduction of hours worked by other part-time employees.

Research and development expenditures decreased to $176,709 for the nine months ended June 30, 2006 from $294,329 for the nine months ended June 30, 2005 mainly because two engineers took a leave of absence in January 2006 and were not replaced. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist us in taking products to market faster. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock-based compensation for the nine months ended June 30, 2006 was $5,723 compared to $9,105 in the nine months ended June 30, 2005.

Other expenses decreased in the nine months ended June 30, 2006 to $148,436 from $214,179 in the nine months ended June 30, 2005 as a result of reductions in depreciation, insurance costs, marketing, selling, telephone, insurance, statutory filing fees, travel and office costs. The expense reductions were somewhat offset by increases in expenses such as rent, factor’s fees, accountant’s fees and stock transfer fees.

In the nine months ended June 30, 2005 we marked down our inventory of Gotcha!® products by $32,282 or 50% of original cost, for obsolescence based on assumptions about age of the inventory and future demand. We did not mark down inventory during the nine months ended June 30, 2006.

Interest expenses increased to $66,600 during the nine months ended June 30, 2006 from $14,690 in the nine months ended June 30, 2005 due to the provision in the half year ended June 30, 2006 of interest for the interest bearing Notes Payable and the amortization to interest of debt discount and the beneficial conversion feature (See Notes Payable and Long Term Debt above). None of these costs were incurred in the half-year ended June 30, 2005.

During the nine months ended June 30, 2006, amortization of deferred offering costs, amounting to $3,200 have been charged to operations as compared to no amortization of deferred offering costs in the same period in 2005.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $1,069 compared to $1,616 at September 30, 2005. Our total cash used in operating activities from developmental stage inception in 1997 through June 30, 2006 was $8,616,100. We have an accumulated deficit of $24,415,968 and expect operating losses in the foreseeable future as we continue our efforts to develop and market commercial products. We expect to generate future revenues by entering into strategic joint venture licensing relationships, manufacturing agreements, development agreements, and other relationships with manufacturing firms and/or entities that will incorporate our technologies into their products and overall solutions. We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, through the sale of our products.

Index

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

During the month of January 2006, we began a program of temporarily reducing staff hours in areas outside of sales, marketing, customer support and accounting. The objective of this program was conservation of cash without affecting our revenue growth rate. We also have a number of non-disclosure agreements with new prospective partners to help finance our growth, which has now seen four consecutive quarters of revenue growth.

Cash used in operations was approximately $184,772 for the nine months ended June 30, 2006 compared with approximately $574,330 for the nine months ended June 30, 2005.

We believe that our current cash position as of June 30, 2006, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, short-term loans from officers, directors, and significant shareholders, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Other Subsequent Events

We have invested significant management, engineering, and sales resources in customer demonstrations of the latest versions of our Travado product line during the last six months. This has resulted in a number of invitations to bid for mobile video projects. We have started work on, and in some cases completed, pilot projects using this technology with the Gilbert Public School District in Arizona, the Palo Alto Fire Department (in partnership with SAP Labs, US), the US Department of Homeland Security (in partnership with SYS Technologies), the Jefferson County School District in Oregon and the Clover Park School District in Washington, and others. We have completed or expanded installations of this technology in the Scottsdale School District in Arizona, the Sunnyside School District in Arizona, and the Amphitheater School District in Arizona.

After receiving notice of intent to award in June 2006, on July 13, 2006, we received an order from Gilbert Public Schools of Arizona (“GPS”) for $150,333 for school bus wireless video and satellite-based tracking systems to outfit a minority portion of their bus fleet with new technology for student safety. According to GPS they are the fastest growing school district in the country, with a current enrollment estimated at 35,000 students. One of our financial partners, United Capital Funding, has pre-approved GPS for a $250,000 line of credit. The order is expected to be delivered in the fourth quarter of this fiscal year.

On July 19, 2006, we received an order from Jefferson County School District 509-J (“JCSD”) for $64,875 for school bus wireless video and satellite-based tracking systems to outfit a majority portion of their bus fleet with new technology for student safety. One of our financial partners, United Capital Funding, has pre-approved JCSD for a $100,000 line of credit. The order is expected to be delivered in the fourth quarter of this fiscal year.

On July 25, 2005 we received a repeat order from Auto Safety House for $13,722 for a small number of school bus wireless video and satellite-based tracking systems. The order is expected to be delivered in the fourth quarter of this fiscal year.

Index

On August 14, 2006, we received an order from Mayer Unified School District, of Arizona (“MAYER”) for $28,602 for school bus wireless video and satellite-based tracking systems to outfit a some of their bus fleet with new technology for student safety. The order is scheduled for delivery in the first quarter of the next fiscal year.

As of the date of this report, we have a backlog which we expect to deliver in the fourth quarter of the current fiscal year of approximately $238,000

We have further initiated formal presentations with a number of school districts located throughout the USA that have resulted in requests for proposal (RFP). To further aid our sales efforts we are in discussion with a number of Regional and National distributors. In order to build on this momentum, we have taken advertising space in a Trade Journal.

We have also initiated a significant effort towards combining our resources and technologies with those of complimentary firms, using a mergers and acquisitions approach to achieve more efficient operation through increased scale. To date we have entered into preliminary negotiations with a number of firms in this regard, and we believe that these negotiations may result in significant new business combinations for us during the next several quarters. As of the date of this report we have signed one Memo of Understanding (MOU), detailing certain objectives and time lines that they need to meet and a framework to move forward, However, no firm offers have been made by us or accepted by us as of the date of this report.

As a part of our M&A program, we engaged the services of Alaron Financial Services to assist us in identifying and structuring appropriate transactions in this regard. We also engaged the services of a new outside public relations firm, and have launched a new corporate website at www.nsct.info to support our efforts in this area.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of June 30, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant negative changes in the our internal control over financial reporting during the nine months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2005. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceedings pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

On April 7, 2006, we issued 500,000 of the Company’s restricted common shares, to Mr. Michael Grollman, at the closing market price of $0.032 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On May 25, 2006, we issued 1,150,000 of the Company’s restricted common shares, to Mr. Graham Clark, at the closing market price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On June 17, 2006, we raised $10,000 from a private placement and issued 571,429 shares of common stock at an average market price per share of $0.0175. In connection with this private placement, we issued a warrant to purchase 200,000 shares of our common stock exercisable at $0.050 per share through June 30, 2009. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.3.

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

NATIONAL SCIENTIFIC CORPORATION

Date: August 18, 2006	By:	/s/ Michael A. Grollman
Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

Date: August 18, 2006	By:	/s/ Graham L. Clark
Graham L. Clark Director, President, and Secretary

Date: August 18, 2006	By:	/s/ Gregory Szabo
Gregory Szabo Director