Form 10KSB
period 2006-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2007-01-16
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2006

000-28745
(Commission File No.)
______________

NATIONAL SCIENTIFIC CORPORATION
(Name of Small Business Issuer in its Charter)
______________

Texas	86-0837077
(State of Incorporation)	(I.R.S. Employer Identification No.)

8361 E. Evans Road, Suite 106
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

Revenues for the fiscal year ended September 30, 2006 were $227,251.

The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation’s (“NSC’s”) common stock, as of January 10, 2007 was approximately $2,926,889 (based on the last sale price of such stock as reported by OTC BB Stock Market). The number of shares outstanding of the registrant’s common stock, as of January 10,2007 was 99,108,039.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

NATIONAL SCIENTIFIC CORPORATION

FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

Overview

Our primary business involves the research, development, manufacture, and sale of hardware and software computer products and devices that span a range of industries. The majority of our products are electronic location-determining devices and digital video recording devices. These devices typically use small, portable radios, in conjunction with equally small but powerful mobile computers, to help establish and report the physical location of people and objects to which these devices are attached. Some of our location technologies use Global Positioning System (GPS) technology to determine position. Others use small computers in conjunction with video cameras and other sensors to record incidents on school buses. We also have other products that use non-GPS technology to establish and then report position. We refer to our location-determining devices as our location tracking products, or as location tools.

Our primary customer focus for these location-tracking products is the safety market, related in many cases to the safety of children. Our products and services help our customers keep better track of their children. Our products are also used to keep track of adults, and as well to track and monitor physical assets, such as equipment or vehicles. Our location tracking products are often sold as an integrated system, by using them in conjunction with software that screen displays maps and other pertinent information.

We have focused extensively on developing location tools since early 2002, and our primary business objective is to generate revenue and profit from the sale of our location tracking products and related services. The sale of these products and services resulted in small amounts of revenue late in the fiscal year ended September 30, 2006.

•	Revenue for the fiscal year ended September 30, 2005 was $73,226, all derived from the sale of location tracking products and services;
•	Revenue for the fiscal year ended September 30, 2006 was $227,251, all derived from the sale of location tracking products and services;
•	Net losses were $945,293 for the fiscal year ending September 30, 2006;
•	Net losses were $1,140,782 for the fiscal year ending September 30, 2005.

Prior to 2002, we developed electronic component products, some of which are used in radio equipment, and some of which have other applications in the electronics field, such as in the memory systems of personal computers. All of these electronic component products have been issued U.S. patents. We focused extensively on developing these products and patenting them from 1996 through early 2002, with the objective of licensing these products to other electronic companies for their use. This strategy has not generated any revenue to date. In early 2002, our focus shifted away from further development of our electronic component products, but we continue to explore licensing opportunities for our component products, keeping in mind that our primary objective today is to sell our location tools products.

We originally incorporated as a Texas corporation in 1953. We changed our name to National Scientific Corporation in 1996 and we began the activities described in this annual report. Our principal executive offices are located at 8361 E. Evans Road, Suite 106, Scottsdale, Arizona 85260. Our telephone number is (480) 948-8324. Our Internet site is www.national-scientific.com.

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

Prior to May 2000, for reasons of national security, the U.S. Department of Defense intentionally degraded GPS signals to civilian users allowing civilian users to only obtain accurate information regarding their geographic locations accurate as to within a radius of about 100 meters. On May 2, 2000, the U.S. Department of Defense eased restrictions on civilian use of GPS technology, allowing civilian users to now calculate their geographical positions to accuracy of 10 meters or better. Other government systems, such as the Federal Aviation Administration’s Wide Area Augmentation System (FAA WAAS) system, have further improved accuracy sine 2002 for civilian users in North America. These changes in policy significantly improve the utility of GPS for many applications.

GPS receivers typically are very compact; and it is not necessary to have a large dish antenna to receive GPS signals. Typical information that can be obtained from these GPS signals are latitude, longitude, elevation, speed, direction, date, and time.

The second part of this Data Collection System is customer specific. Many customers have additional types of data that they want to know or want collected relevant to a location. An example of this is, every time the delivery truck door is opened, it reports the position and time when the door was opened. This information can be used to detect and possibly deter theft from the vehicle. Another example is to report every incident of when the car traveled faster than an allowed speed. This information could be used to deter unsafe driving. Another is to record the location of every child entering or leaving a school bus, as well as taking a video of the event. This data input system can therefore be customized to meet the exact needs of a customer.

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

Another kind of data collection technology we use in some of our products is called DVR, which stands for digital video recorder. DVR devices use a small digital camera that takes up to 30 pictures per second and then stores these images electronically. When these individual pictures are ‘played back’, you see a movie of the recorded event. Schools are particularly interested in this type of technology in conjunction with GPS to monitor what is happening on their buses.

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

The programs that we run on these systems are custom designed and built by our software engineers. These programs are called firmware. The firmware controls how the data is collected, what data should be collected and what events should be monitored and reported, what should be ignored, and how, when and what data should be sent back to the user. As we mentioned above, the system is relatively easy to customize, and the firmware is also easy to customize as it has been written in a modular fashion that allows changes to one section to be implemented without the need to completely re-write the program. This also helps us keep costs down.

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

We use a cellular radio based on GSM cellular technology. GSM, or Global System for Mobile Communications, is a second-generation digital mobile telephone standard. GSM was initially developed as a pan-European collaboration, intended to enable mobile roaming between member countries. As of the date of this report, there are now more than 2 billion GSM customers in the world in 213 different countries, according to a report published in August 2006 by the GSM Association. We believe the use of GSM in our products makes them more attractive to customers internationally.

The cellular radios typically operate in “real time.” When an event occurs, the data is immediately transported back to a user at a remote location.

While cellular coverage and reception is good in urban areas, it is less effective in rural areas and is non-existent in most wilderness areas. Sometimes our products are used in areas where there is poor or no cellular coverage. To overcome this we sometimes use a special radio that communicates with satellites orbiting the earth. This form of communication has the advantage that our products can be used in very remote areas almost anywhere in the world. The major downside is that these radios are large and expensive and the airtime usage costs can be high. Another problem associated with this technology is that, like GPS, these satellite radios work best when there is a clear line of site to the satellites; as such they may not work well indoors, or under dense foliage or in deep valleys.

The satellite radios typically operate in “real time.” When an event occurs, the data is immediately transported back to the user.

Some of our customers do not want to have the expense of a real time cellular or satellite connection, nor are they interested in having the data in real time. For this we use either a special purpose radio or a Wi-Fi radio.

The Wi-Fi radio operates in a very similar manner to cordless phones found in many households. These phones typically consist of a base station and handset. Our system is very similar; it consists of a base station unit that receives data from the mobile unit that would be on the asset or vehicle being tracked. The base station is typically attached to a personal computer that takes the raw data from the radio and re-formats it into information that can be displayed by other computers on the Internet. Wi-Fi stands for “Wireless Fidelity” and is a technology in very common use to wirelessly connect personal computers to other computer networks, including the Internet.

Our special purpose radios work in a very similar manner to the Wi-Fi radio, except that they can sometimes transmit data over longer distances.

Wi-Fi radios operate in an unlicensed part of the radio spectrum and as such do not have any special government licensing fees associated with them. Because they operate in a license-free spectrum, the Federal Communications Commission (FCC) imposes some restrictions on the use of these radios. One major restriction is that the radio signal range is limited to about 300 feet.

Since most of the time our product operates well beyond 300 feet from the base station, all the collected data is stored within the device for later transmission when the product comes back into that range again. When the vehicle or asset comes back into base-station range, the mobile units automatically download their information. We call this mode of operation “near time.” These “near time” products do not incur any special airtime usage charges. As such, they can be significantly cheaper to operate than the cellular or satellite equivalents.

Once the data is transmitted back to the user they can either display the information on our software (see below) or on some other computer application.

Outdoor Location Tools Products

Travado IBUS™ System  The Travado IBUS™   system comprises a small outdoor location and DVR module that is located on the bus and a software suite that is located on a base station back at the Transportation Department. The system is designed to monitor and track school or other buses as well as digitally record video. The data is automatically downloaded or transmitted via wireless technology such as Wi-Fi or high speed cellular back to the school base station without ever having to go to the bus to obtain the information. The unit can also log the children or passengers riding on the bus. We initially announced the Travado IBUS™ product in April of 2003 in conjunction with Verify Systems (see Strategic Relationships). We announced the addition of digital video recording capability and changed the name to Travado IBUS™ in December of 2004. In December 2005 we announced the completion of the first major installation and deployment. Travado IBUS™ uses a GPS that allows it to determine its current location. The system also includes digital video cameras that record the bus ride. The system can also include an optional ID card reader. As the child enters the bus they simply swipe their ID card and a record is created of who got on the bus and where they got on the bus. As the bus travels along its route picking up passengers, there is a complete manifest and digital video recording of who is riding on the bus. At journey’s end the children simply swipe their ID cards as they disembark and another log is created. Should there be a difference in the logs, then the driver will be notified that there could be someone left on the bus. The Base Station provides a simple user interface to easily extract and view the data generated from the buses. This data can include the routes the buses have taken, the video recorded on the bus, and who is riding on the bus. We have developed Travado™ tracking software, which is an internet-based mapping application that can be used to display the location on a computer screen of our Travado IBUS™ and other locator products in the field. Travado™ tracking software is not sold as a stand-alone product, but instead is a service we offer to purchasers of our Travado IBUS™ and Travado Mini™ customers.

We have produced and installed about 250 units to date. We have presented informational samples to various school districts, which are evaluating and testing it. There are currently seven school districts that have our systems installed in their fleet and we continue to run pilot projects using Travado IBUS ™ with school districts. We intend to market this product directly and through other sales channels. We have a few commercially significant sales of this product as of the date of this report, with total revenues from this area at approximately $272,000 since we introduced the product in December 2004. Sales of the product have steadily increased over the last four quarters. Our plan is to expand into markets beyond education, such as law enforcement and homeland security.

Travado Mini™ or Mini-T™.  Travado Mini ™ or  Mini-T ™  is a small outdoor location product designed to provide real-time location and telemetry data of government and first responder vehicles. Much like our Travado IBUS ™ product, the Travado  Mini-T ™  uses a GPS that allows it to determine its current location and sends this information in real-time over a Wi-Fi network. Testing was undertaken in Corpus Christi, Texas, on a citywide Wi-Fi mesh network developed by a team from Tropos with support from Intel (part of the Intel Digital Cities initiative). Our  Mini-T ™  unit successfully completed the evaluation stage and representatives from SAP and Intel made a presentation about the project at SAP’s Sapphire Boston event on May 17, 2005. The target market for this new product includes fire, police and ambulance, as well as the education market. We have made very few commercially significant sales of this product as of the date of this report, with total revenues from this area at approximately $19,000 since we introduced the product in mid 2005. However, we believe the sales cycle in government entities can be long and protracted, due to budget cycles, especially for new safety technology, so we are uncertain if these low sales are likely to stay low or to increase in the future. Our plan is to market this product to law enforcement and homeland security markets.

StationMaster ™ , Followit™ and Lobo Tracking Software™. These were products that we developed or licensed in the past and while we still support some aspects of these products they have for all intent and purpose been discontinued as we continue to expand our efforts in the school bus market.

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

WiFi Tracker ™

WiFi Tracker ™ is an indoor tracking product designed for tracking people and other assets. We announced this product in May of 2003. When used in conjunction with Wi-Fi enabled tracking software, the tags can be easily identified and located within the network. One of our software partners is a Finnish company, Ekahau, Inc. They have developed a software system that takes information determined by our tags and displays the tag’s position using Ekahau’s Positioning Engine ™ tracking software. The stage three version of the prototype, or “developer kit,” of this product was completed in December of 2003. A newer version of the developer tag, version 1.2, was completed in August of 2004. We have presented samples to several customers, and have engaged in competitive field trials with prospective customers, including NASA, using early versions of this product. This product is targeted primarily at commercial users, and uses some RFID technology in its design. We have made a very small number of sales of this product as of the date of this report. The feedback from customer was that they require extended battery life (in excess of one year), and that the location signals generated from the Wi-Fi network can be dramatically influenced by changes in the environment and as such the overall accuracy of the technology can be degraded. In March 2005 we froze development of this product. We migrated the technology over to Mini-T ™ where we are not reliant on extended battery operation (as the product operates in vehicles) and can still offer location telemetry in Digital Cities when GPS telemetry is denied. While we still receive requests for this product we have not found a worthwhile project to justify rejuvenating the development project or migrating this technology from Wi-Fi platforms to the newer Zigbee ™ standard, in order to improve battery life.

Gotcha!®. Gotcha!® is a small electronic product designed to alert parents or guardians when their small child wanders too far away from them. We announced this product in November of 2002, and began shipments of it during the summer of 2003 to select distribution organizations. The product consists of two parts, one about the size of a small pager that attaches to a parent, and one the size of a key fob that attaches to a child. When the pre-set distance is exceeded, the child unit makes an audible sound to tell the parent that the child has wandered too far. It is then up to the parent to locate the wayward child by following the sound of the alert. The unit is designed to work well indoors or outdoors, although working through walls will tend to limit the unit’s range. We believe most of our customers will use this product indoors, in places like shopping malls. The tracker contains a small radio set used to transmit information between the parent and child, which are a form of RFID technology. The units are fully FCC certified and approved for operation in the U.S. The units are also certified for use in Canada. We plan to have these units certified for use in other countries as and when the business situation warrants. We have filed and received a successful trademark claim on Gotcha!®. We are currently marketing this product through various channels for an average price of approximately $35-$50 for a set that includes one parent unit and one child unit. This product was featured in December of 2003, and again in February 2004, on cable television’s Home Shopping Network ™, and on QVC in April 2004. We have manufactured this unit in quantity and have inventory available for delivery. We have made sales of this product of $103,000 in the two years ended September 30, 2004. However, in the year ended September 30, 2005 sales of this product were $8,700. In the year ended September 30, 2006 sales of this product were $999. Accordingly, we marked down our inventory of Gotcha!® products, by $17,827 and $46,775 during the years ended September 30, 2006 and September 30, 2005 respectively, for estimated obsolescence based on assumptions about age of the inventory and current demand.

Location Tools Products Sales and Marketing

In February 2005 we adjusted our focus to concentrate on the sales and marketing of our Travado IBUS ™ system to local Arizona school districts. These efforts culminated in appointing Auto Safety House as a local distributor covering Arizona and Nevada. Our first significant end-user was the Scottsdale Unified School District of Arizona, which has deployed our Travado IBUS ™ system on roughly half their fleet during 2005. Since then we have established a reliable reputation in Arizona and this has culminated in obtaining several school districts in Arizona and other states. We expect this trend to continue throughout the coming year as more people become familiar with our technology and good references help promote the product.

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

In the Digital Cities arena we have an informal relationship with a large software developer called SAP. We have supplied them development Mini-T ™ units and they are currently developing application software on our technology platform. End user pilots were started in 2006 with the product, and continue through the date of this report.

We are also developing relationships with a number of security based companies that have openings in the mass transport market for either or Travado ™ or Mini-T ™ systems.

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

We hired a part-time marketing brand manager for our Gotcha!® product in 2004. The marketing manager is responsible for finding and integrating distribution channels for Gotcha!® into marketplaces worldwide. Her role has since expanded to include the Travado ™ product line. We are currently in discussion with a number of potential distribution partners in North America and elsewhere. We have also recently entered non-disclosure agreements and into negotiations with new distributors for our Gotcha!® products, one for schools in the United States, one for distribution services in Canada, and one for distribution services in Europe.

We are marketing our location products worldwide through our internal sales resources including our website and other contract-based marketing resources located throughout the U.S., primarily in the school transportation sector. Additionally, senior management devotes substantial time and effort to developing customer relationships and contracts.

As of the date of this report, we have ongoing discussions with potential distributors of Travado IBUS ™ in Arizona, Nevada, California, New York, Colorado, New Mexico, Washington, and Texas. Our primary focus as a Company this coming year is to develop and sell this product into the education, public safety, and related markets.

Location Tools and Location Services Industry

The market for Location Tools with GPS-enabled products is projected to grow during the next few years. According the Research & Consulting Outsource Services, the worldwide GPS market will reach $22B by 2008 ("World Global Positioning Systems Market Forecast (2006-2008)”, published March, 2006). We believe that the following are among the key factors underlying the projected industry growth in both business and consumer markets now and in the near future:

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

In the 2002-03 school year, it was estimated by School Bus Fleet that there were 25.4 million pupils transported daily by 470,395 school buses. The buses traveled a total of 4.3 billion miles annually, and in excess of $12B was spent in operating them during that time. We believe that this figure will be the same or high for schools in school year 2006-2007.

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

Location Tools Customers

Our ideal customers for Travado IBUS ™ are school districts that have fleet in excess of 30 buses, where they can gain significant savings in time and effort in maintaining their video recording equipment and tape libraries. We reach these potential customers through a variety of avenues mentioned above. We also have had interest in this product from both the military and homeland security who are both interested in a more rugged version of our product.

We will continue to market Mini-T ™ through partners such as SAP and let our applications provider provide most of the initial sales effort.

Location Tools Products - Government Regulation

Since our location-based products are based on the use, in most cases, of radio technology, we are required to comply with a variety of Federal, State, and local regulations regarding the use of radio devices. The primary set of regulations that concerns our products are those promulgated by the Federal Communication Commission, or FCC, which is tasked with managing the use of the radio spectrum in the United States. We have two strategies for compliance with these regulations. First, we have certain products, such as our Gotcha!® child safety product, which we have independently tested and certified for compliance by the FCC or their approved third party laboratories. In the case of Gotcha!®, we achieved this certification, called a Grant of Equipment Authorization, on July 26, 2003, and we were issued FCC identifier number Q79-703 as a result. This process typically takes several months and creates testing costs of between $5,000 and $10,000 per device certification. In other cases, we elect to purchase complete and certified radio systems to incorporate into our products that have already achieved this certification. This is the case with our Travado IBUS ™ product, which uses 2.4GHz Wi-Fi radios manufactured by a supplier of ours that has already achieved this certification. Using this second approach typically accelerates time to market over the first approach outlined, but may add to the cost of manufacturing the product over the long term.

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

 Location Tools Products - Research and Development

Over the last two full fiscal years, we have spent approximately $577,000 directly accounted for as pure research and development of our products overall, including semiconductor products and location tools products. In addition to these direct expenses, our small staff spends considerable time and indirect resources in this area, and we estimate that in excess of 50% of the available personnel resources are involved in research and development of our location tools products over the last three years. We have conducted several simulations and/or developed working prototypes of most of our products. We have successfully developed and sold several location products, most prominently our Travado IBUS ™ products. We will continue to conduct research in several areas, especially for new location services products, however most of the ongoing effort will now be switched to sustaining development that will concentrate on extended product testing and refinement. Our limited research into new location tools products is expected to be in military tracking markets, and first responder safety markets.

In late 2004, we entered into a joint research and development program with TurboWorx of Connecticut. This firm specializes in developing computing software that can efficiently handle large amounts of information by spreading its load macros across many smaller computer systems. Given the large amount of information produced by our location devices, especially video information, our engineers believe that this TurboWorx technology may offer us great advantages as our product lines develop. This work remains long term on our product road map, but due to series financial difficulties at TurboWorx, they no longer play an active role for us in any immediate product plans (See Strategic Relationships Including Marketing Firms, Material Suppliers, and Distributors below).

We have also worked closely with the research arm of SAP on the development of certain features in our Mini-T ™ products (See Strategic Relationships Including Marketing Firms, Material Suppliers, and Distributors below).

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

		Pre-Production	Design	Production
	Proof of	Prototype	Available	Device
	Concept	Tested	For Licensing	Available
Product Name	Prototype Built	& Available	From Us	For Sale

Travado IBUS ™ System	Complete	Complete	Yes	Yes
Travado ™ Mini or Mini-T ™	Complete	Complete	Yes	Yes
Gotcha!®	Complete	Complete	Yes	Yes
WiFi Tracker ™	Complete	Complete	Yes	Yes

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

In the Video Recording segment there are at least 22 competitors all offering a conventional tape recorder style product. When you look at those offering DVR this number drops to 12. These product all require the ‘video technician’ to go out to the bus to collect the hard drive and then download the contents at a special workstation. With our product users do not need to go out to the bus to get video. A user can be at a different location and request and get the desired video. Notable competitors in this segment are Honeywell Video Systems, Gatekeeper, REI, and Seon.

In Student Tracking we were only able to determine one competitor of note, Every Day Wireless.

When you consider that each of these three components bought individually as stand alone products can cost well in excess of $6,000 per bus, the NSC Travado ™ product offers significant competitive advantage as our retail price is significantly less than this figure, often less than ½ of this amount, depending on the volume requirements and features requested by a given customer.

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

The largest target market for our products is the electronic memory market, which is the target for our TMOS® product. Electronic memory is used widely in many computer related products, such as personal computers. Our other patents tend to fall into the “discrete device market,” which the Semiconductor Industry Association (SIA) defines as discrete components including power transistors and radio frequency solutions that are found in wireless consumer products. These kinds of products are used widely in radios. These technologies form an important part of communications systems worldwide through voice and data communications networks, cordless and cellular wireless telephony systems and emerging cable and wireless broadband communications networks. Our sales and marketing efforts for semiconductor products are limited to our web presence on our own internet site, our presence in the United States Patent and Trademark office database and website.

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
Sep. 2017

Expected
Patent
Expiration
Product Name	Summary of Patent Information	Date

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
Apr. 2021

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

In September 2006 we entered into an informal agreement with Zepco (a manufacturer and distributor of automotive data recorders) located in Richardson, Texas, to distribute our Travado Product in Texas. To date there have been several significant Requests for Quotation (RFQ) generated from this relationship.

In April 2006 we entered into an informal agreement with Applied Preventative Maintenance, LLC company, located in Seattle Washington as a Travado representative to represent our products in the Northwest USA. To date there have been several significant RFQ’s generated from this relationship.

Throughout 2006 we were successful in having our Travado product specified into several ‘new bus orders’, which had to subsequently be submitted for competitive bid to the bus distributors by the school districts, as such we have had an increasing presence in the bus distributor market. We expect to se a significant number of units being ordered by these distributors during the first calendar quarter of 2007.

In May of 2005, we began to work with SAP on developing a specialized version of our Mini-T ™ product targeted at large-footprint Wi-Fi networks. Our initial goal was to develop a version of our Mini-T ™ product for a pilot in Corpus Christi, Texas, in August of 2005. SAP’s primary interest was in developing an application solution that could extract data from our Mini-T ™, and present powerful reports and mapping information to prospective SAP customers. In August of 2005, Michael Grollman and David Mandala of our staff participated, along with SAP, IBM, Intel, Verizon, and others, in a presentation of the capabilities of our systems to the City of Corpus Christi. The presentation included tracking police vehicles using a large Wi-Fi network (with redundant cellular capabilities). Our presenters believe the demonstration was exciting and successful, SAP, the City of Corpus Christi and the City of Palo Alto have both purchased from us small quantities of our Mini-T ™ product for further testing, and we expect to work with these parties and new pilots, as well as more expansive systems, during calendar year 2007.

In the early part of 2005 we began working with Auto Safety House (ASH), a recognized leading distributor of Thomas Built Buses in Arizona and Nevada, to develop channel sales for our Travado IBUS ™ product in the local area. As of the date of this report, ASH submitted four purchase orders for IBUS ™ systems to be installed on their clients’ buses. Our product is now listed on the Mohave Educational Services Co-operative through our Arizona and Nevada distribution partner, ASH. This Co-operative allows us to sell our products directly to the school districts in Arizona without going through a formal bid process.

In December 2004 we signed an agreement with LDL Enterprises in Palm Springs, California. Under this agreement Dr. Marcile Wright, EDD, CEO of LDL Enterprises, is to provide marketing services in California for various NSC products, especially Travado IBUS ™ technology. This is a commission-only agreement, with a one-year term, and is nonexclusive. This agreement was not extended in 2006.

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

In October 2004, we commenced a new strategic working relationship with TurboWorx, Inc. (“Turbo”) regarding joint technology development and cooperative marketing. The relationship was first memorialized in a Memorandum of Understanding (“MOU”) in early November 2004. The two companies see benefit in connecting NSC’s location sensor technology to the computing engines developed by TurboWorx. In November 2004, we entered into a Letter of Intent (“LOI”) with Turbo regarding a stock exchange transaction with Turbo, for an amount of stock equal to less than 10% of the outstanding common stock of each company and the payment of cash by Turbo to NSC. The LOI contemplated a due diligence process prior to the share exchange, as well as a Securities Exchange Agreement (the “Share Exchange Agreement”) to memorialize the proposed exchange. A Share Exchange Agreement was entered into on January 28, 2005 and the transaction was closed on February 1, 2005. We have exchanged 7,150,000 shares of our restricted common stock for 360,000 shares of Turbo common stock plus $240,000. We have agreed to distribute at least 50% of the Turbo shares to our shareholders after Turbo registers such shares on Form SB-2. Both Turbo and NSC granted each other “piggyback” registration rights with regard to the exchanged shares. In conjunction with the transaction, the Company agreed to pay the placement agent, Casimir Capital $25,000 and issued warrants to purchase 800,000 of the Company’s common stock on February 3, 2005 at an exercise price of $0.11 per share. The fair value of the warrants and the cash consideration of $240,000, was taken into consideration when recording the investment, however the consideration paid to Casimir did not increase the fair value of the investment and therefore, was impaired. The agreement provides the Company to receive reimbursement from Turbo for all our legal and accounting expenses associated with this transaction, up to a maximum of $150,000. Our claims to date for reimbursement of expenses totaling approximately $38,200 were paid in May 2005. On July 7, 2005, TurboWorx received a comment letter from the U.S. Securities and Exchange Commission in response to its first June 6, 2005 filing of Form SB-2. TurboWorx filed an amended registration statement or Form SB-2/A. TurboWorx addressed the SEC’s comments fully and filed an amended registration statement or Form SB-2/A on October 12, 2005. This filing was subsequently withdrawn by TurboWorx, which we believe puts TurboWorx in breach of their Share Exchange Agreement with us. We are pursuing legal action as a result of this breach, and have stopped any distributions of their stock from us until this matter is settled. On September 30, 2006, we took an impairment charge of $289,100 against our investment in TurboWorx, Inc. The Company’s investment in these equity securities was carried at $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005. The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring, we determined in September 2006 that is was appropriate to impair this investment up to its full value, due to serious financial distress we believe is happening at TurboWorx.

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

In late summer of 2004 we began working with BearCom Wireless Worldwide in regards to the sale and distribution of our Travado IBUS ™ product. Currently the only formal agreement between NSC and BearCom is a Non-Disclosure Agreement (NDA). BearCom is focused on marketing our Travado ™ products in Florida.

In May of 2003, we commenced an informal strategic co-development and co-marketing program with Ekahau, Inc. of Finland (“Ekahau”). The purpose of the program is to develop and co-market tracking products based on Wi-Fi technology, where we would make tracking hardware that would work cooperatively with tracking software made by Ekahau. Ekahau has developed a software application called the Ekahau Positioning Engine ™ that can be used to determine location of Wi-Fi devices in a standard Wi-Fi network. We are developing a hardware product to interface with Ekahau’s software that can be attached to people or objects that are moving within Wi-Fi networks, to establish the real-time location of those people or objects. In December of 2003, we completed our first prototype of this Wi-Fi product, and displayed it with Ekahau at the Wi-Fi Planet Conference and Exposition in San Jose, California. Additional development of this product occurred during the spring of 2004, resulting in a new generation of products being introduced in August 2004. Customer feedback highlighted the need for extended battery life and Wi-Fi is not the ideal platform to maximize battery life. Therefore we redefined our product offering and amalgamated it into the Mini-T ™. For this aspect of technology, our relationship with Ekahau is documented by a source code licensing and non-disclosure agreement. Ekahau is a small privately held technology development company with a limited customer base.

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

In March of 2003, we received a blanket purchase order for $250,000 of IBUS ™ technology from Verify Systems of Connecticut, originally planned for delivery before June of 2004. Shipments began against this order in May of 2003, for pilot testing during the summer of 2003. Testing was continued through two pilot programs. A third pilot program was conducted in Arizona starting in November of 2003. Verify Systems was a small privately held technology development company with a limited customer base, very small operations, and limited assets. In May 2004, partially in response to Verify System’s failure to timely market our products, we agreed to license the marketing materials and software tools of Verify Systems and assume the primary sales effort for these products ourselves. The material terms of this agreement require that Verify Systems give us an unlimited and indefinite license to use their software products, in exchange for a cash payment of $6,000 and a royalty of 5% of sales of their software products over the next two years. In the fall of 2004 Verify Systems ceased operations. Subsequently we have developed our own proprietary software for use in our Travado ™ systems and now no longer rely upon Verify Systems for this component.

In December 2002, we entered into a development and co-marketing agreement with Geotechnolgies, Inc., a privately held small firm headquartered in Castle Rock, CO. Geotechnologies is a software development firm that specializes in making mapping software that we believe complements our location tools products. To date our activities with Geotechnolgies have been jointly developing and presenting solutions that involve our location tools products and their mapping products to various private sector and government prospective clients. March 6-9, 2005, together with strategic partner Geotechnologies, Inc., we exhibited our Travado ™ technology platform at the Geospatial Information and Technology Association (GITA) Annual Conference and Exhibition held in Denver, CO. This is a highly regarded educational event for geospatial professionals. No sales have resulted from these efforts to date, although we completed a demonstration project with them at the Army Proving Grounds, Yuma, Arizona, in the summer of 2006.

In June of 2002, we entered into an agreement with Followit AB, a Swedish technology firm, for international distribution of GPS products. The international distribution agreement, dated June 1, 2002, grants us non-exclusive distribution rights for the Followit ™ locator product in the United States, Canada, and Mexico. The Followit ™ locator product uses the Global Positioning System (GPS) and cellular technology, with a sophisticated mapping interface to provide tracking capabilities for a wide variety of assets or individuals. Distributor prices were defined in the agreement and payment terms are letter of credit and net thirty (30) days from the receipt by us of a correct invoice. The contract automatically renewed after one year unless either party provides written notice to end the agreement thirty (30) days prior to the automatic renewal period. At the current time, we do not anticipate that we will continue using their products other than on a rare special order basis, as we have developed our own tracking and location products, and our focus is not on markets that the Followit product is targeted at servicing. We continue to service existing Followit ™ customers who purchased units from National Scientific Corporation and plan to continue to do so for the foreseeable future.

Other key suppliers over the last three years also include Digi-Key Corporation of Minnesota for electronic components, Solar PC of Las Vegas, Nevada for circuit boards, Wireless To U for WiFi antennas and Hyperlink Technologies for Wi-Fi connectors. We purchase most of our GPS chipsets and GPS modules from distributors of US Global Sat. Our primary video camera supplier is Security Labs, Inc. We are not dependant on these particular suppliers, as there are alternative sources in the market for the kinds of component materials we use in our products. However, in the event we needed to change over suppliers, we may experience some small delays in time to market for certain products, or small increases in supply costs due to small design changes that may be required in our products because of such a change.

Personnel

As of the date of this report, we have two full time employees, five part time employees, as well as a number of part time relationships with contractors for certain services. Most employees work in the Scottsdale, Arizona corporate office. Management believes employee relations are good. None of our personnel are covered by collective bargaining agreements.

Subsequent Events

On October 20, 2006 NSC executed a lease for 1,601 square feet of office/warehouse space at 8361 E. Evans Road, Suite 106 Scottsdale, Arizona 85260. The lease for this Scottsdale facility commences on November 1, 2006 and expires October 31, 2008 and is at a base rental rate of $1,963 per month before taxes.

In December 2006 NSC completed Travado IBUS ™ installations for schools district in Arizona including Amphitheater, Sunnyside, Gilbert, Mayer, and a small charter school, NOAH. We have completed our work in Oregon for Jefferson County schools on another Travado IBUS ™ project.

In December, 2006 NSC received a purchase order from Clover Park School District for approximately $400,000 of Travado IBUS ™ systems. This work is expected to be initiated and largely completed in the first calendar quarter of 2007.

Item 2.	Properties

NSC leases 1,601 square feet of office space at 8361 E Evans Rd, Suite 106, Scottsdale, Arizona 85260-6951. The lease for the Scottsdale facility expires October 31, 2008 and is at a rental rate of $1,963 per month before taxes for the remainder of the lease (See Subsequent Events above).

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

Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol “NSCT.” The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. We have 867 shareholders of record, also known as “registered shareholders,” of our common stock as January 10, 2007. The company also has more than 8,000 unregistered shareholders, also known as “beneficial shareholders,” of our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, NASDAQ Trading and Market Services.

National Scientific Corporation - Market for Common Equity:

	High	Low

Fiscal 2006
Fourth Quarter (through September 30, 2006)	$0.055	$0.026
Third Quarter (through June 30, 2006)	$0.060	$0.030
Second Quarter (through March 31, 2006)	$0.060	$0.030
First Quarter (through December 31, 2005)	$0.060	$0.032

Fiscal 2005
Fourth Quarter (through September 30, 2005)	$0.070	$0.034
Third Quarter (through June 30, 2005)	$0.090	$0.060
Second Quarter (through March 31, 2005)	$0.135	$0.055
First Quarter (through December 31, 2004)	$0.011	$0.050

Fiscal 2004
Fourth Quarter (through September 30, 2004)	$0.170	$0.072
Third Quarter (through June 30, 2004)	$0.190	$0.115
Second Quarter (through March 31, 2004)	$0.210	$0.135
First Quarter (through December 31, 2003)	$0.230	$0.130

Dividends

As of September 30, 2006, we have never declared or paid any cash dividends on our common stock. Our board of directors has sole discretion to pay cash dividends or other dividends or other distributions with respect to our common stock based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

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

Description of Securities

Common Stock

As of September 30, 2006 we are authorized to issue up to 187,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2006, there were 99,108,039 shares of common stock outstanding. We had 867 shareholders of record of common stock on September 30, 2006. Each holder of common stock is entitled to one vote for each share held on all matters. Our articles of incorporation and bylaws do not provide for cumulative voting in elections of directors or any other matters brought before shareholder meetings.

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

Option Price

The purchase price as represented by our common stock offered under the 2000 Stock Option Plan must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified option), or such higher purchase price as may be determined by the committee or our board of directors at the time of grant. If, however, we grant an incentive stock option to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all of our classes of stock, the purchase price of the shares of our common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of our common stock is currently quoted on the OTC Bulletin Board, the fair market value of our common stock underlying options granted under the 2000 Stock Option Plan would be the last closing sale price of our common stock on the day the options are granted. If there is no market price for our common stock, then our board of directors and the committee may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

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

Issuance and Reservation of Shares

As of September 30, 2006, we have issued options to purchase an aggregate of 4,159,938 shares of our common stock. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

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

Our first shipment and sale of our consumer-oriented location tools began with the sale and shipment of our Followit ™ product in August 2002.

In December of 2002, we entered into an agreement with Electroconnect of Scotland to produce a prototype and then manufacture our Gotcha!® product. This agreement is based on us paying for units as ordered, and does not require minimum purchase amounts.

In December 2002, we entered into an agreement with FutureCom Global, Inc. (FCG) of Arizona (now doing business as 21st Century Technology) to assist us in the marketing and distribution of our location tools. The term of the agreement is two years and it is renewable for up to one additional year. The agreement allows FCG to market our Followit ™, StarPilot ™, and Gotcha!® products through media and trade shows, as well as through networks of sales representatives in a variety of consumer marketplaces, including general retail. The agreement may be extended to the new company, but given the lack of current activity from this group in selling our products, we do not believe this is likely.

Our sales during the fiscal year ended September 30, 2004, consisted largely of sales of our Gotcha!® child safety product through FutureCom Global, and to a lesser extent of our GPS related products, including IBUS ™ to Verify Systems, and early prototype versions of the TrakJack ™ product to Positus Corp.

During fiscal year 2005, the Company increased its focus on its newer business-oriented products, such as Travado IBUS ™, which entered the market in March 2005, and decreased its focus on consumer products, such as Gotcha!® and Followit ™. Starting from the last two quarters of fiscal year 2005 and during fiscal year 2006, we have generally seen a gradual increase in the sales of our business-oriented products, although we can make no assurance that this trend will continue into any future periods.

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

Results of Operations

Years Ended September 30, 2006 and 2005

We generated $227,251 and $73,226 of revenue for the fiscal years ending September 30, 2006 and 2005, respectively. During the year ended September 30, 2006, the Company’s increased focus on business-oriented products, such as Travado IBUS ™ and Travado Mini ™, generated revenues of approximately $226,000, while revenues from its consumer-oriented Gotcha!® products declined to less than $1,000. The initial deliveries of its business-oriented products, such as Travado IBUS ™, which entered the market in March 2005 generated sales of approximately $64,000 in the fiscal year ended September 30, 2005 while the consumer-oriented products such as Gotcha!® and Followit ™ generated sales of approximately $9,000 for entire fiscal year 2005.

Gross profit increased to $103,562 in fiscal 2006 from $24,446 in fiscal 2005.

Costs and expenses decreased to $661,114 in fiscal 2006 from $1,047,937 in fiscal 2005.

Salaries and benefits, of administration and marketing personnel decreased to $258,977 in fiscal 2006, from $337,708 in fiscal 2005. This decrease is mainly attributable to staff reductions and the reduction of hours worked by part-time employees.

Research and development expenditures decreased to $185,638 for the fiscal year ended September 30, 2006, from $391,591 for the previous fiscal year mainly because two engineers took a leave of absence in January 2006 and were not replaced, and a liability of $36,540 for research and development work carried out for us by a foreign consultant during fiscal years 2001 and 2002 was reversed in accordance with our policy to void unclaimed invoices for between 24 and 36 months.  The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist us in taking products to market faster. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock compensation decreased to $14,946 in fiscal 2006 from $16,173 in fiscal 2005. In fiscal 2005, warrants were recorded at the Black-Scholes value on the issue date.

Other expenses decreased to $183,726 in fiscal 2006 from  $255,690 in fiscal 2005 as a result of reductions in depreciation, insurance costs, bad debt expense, marketing, selling, telephone, insurance, statutory filing fees, travel and office costs. The expense reductions were somewhat offset by increases in expenses such as financing origination fees, rent, factor’s fees and accountant’s fees.

We marked down our inventory of Gotcha!® products, during fiscal 2006 and 2005 by $17,827 and $46,775  respectively, for estimated obsolescence based on assumptions about age of the inventory and current demand. As a result, our inventory of Gotcha!® products has been reserved one hundred per cent.

Interest expenses increased to $94,241 during fiscal 2006 from $25,947 in fiscal 2005 due to the provision in the fiscal 2006 of interest for the interest bearing Notes Payable and the amortization of debt discount and the beneficial conversion feature to interest expense (See Notes Payable and Long Term Debt above). These costs were not incurred in fiscal 2005.

During fiscal 2006, amortization of deferred offering costs, amounting to $4,400 have been charged to operations as compared to no amortization of deferred offering costs in fiscal 2005.

On September 30, 2006, we took an impairment charge of $289,100 against our investment in TurboWorx, Inc. The Company’s investment in these equity securities was carried at $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005. The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring, we determined in September 2006 that it was appropriate to impair this investment up to its full value, due to serious financial distress we believe is happening at TurboWorx.

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

In January 2003 we initiated a restricted stock retainage program or plan (“Stock Retainage Program”) to retain key staff during a period of financial difficulty in calendar year 2002. Our board allocated approximately $150,000 in restricted common stock from this Stock Retainage Program as a pool of shares of our restricted common stock, to be granted to key employees at the direction of the board for the year and the next, subject to NSC exceeding sales growth objectives and expense control objectives in 2003. Failure to meet these objectives under the plan would result in serious risk of forfeiture by staff of some or all of these stock grants by all participants. All goals set were team goals. The plan has been used as a tool to achieve salary deferral and other salary concessions from the staff in order to retain key employees during this period of fiscal hardship. The plan’s sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January of 2004 and again in February of 2005, our board extended this program into 2006, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program for 2005, and unchanged for 2006, giving plan participants an additional two years to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time, if desired. All of the stock under this program is restricted under SEC Section 144. As of September 30, 2006, none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

We expect to continue to increase our focus on sales and marketing of our Location Tools ™ products for the foreseeable future. This includes significantly increased attendance at trade shows and other product marketing events as well as recent additional investment in product promotion through outreach programs with the trade press, using public relations resources. Partly as a result of these efforts and others, revenues have begun to be generated from operations, and thus we have emerged now from development stage operations.

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

As of September 30, 2006, NSC’s cash and cash equivalents totaled $43,899 and total current assets were $196,987. NSC has recently initiated product-marketing efforts after several years of research and development and has not yet reached break even in terms of both cash flow and profitability. As of September 30, 2006, NSC has total liabilities of $1,619,146 including notes payable of $417,123, accounts payable of $249,177, accrued expenses of $848,446 and amounts due to factors of $104,400. The accounts payables total of $249,177 includes invoices of approximately $75,000 that are aged over three years. The accrued expenses total of $848,446 includes approximately $496,000 of unpaid wages.

We have an accumulated deficit of approximately $24.8 million as of September 30, 2006 which includes approximately $10 million of non-cash transactions, in fiscal years 2000 and 2001, for restricted common stock issued as payment for research, consulting and capital formation expenses. A substantial portion of the consulting expenses related to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. These shares were later returned to us. We expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. Accumulated cash used in operating services from the Company’s inception to September 30, 2006 totaled approximately $8.7 million.

Cash used in operations was approximately $306,342 for the year ended September 30, 2006 compared with approximately $599,498 for the year ended September 30, 2005. The decrease in cash used in operations is attributable to the increased level of deferrals during fiscal 2006 of salaries and reimbursement of expenses to officers and employees for production supplies acquired on behalf of the Company.

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

On April 29, 2002 Lou Ross, then-Chairman of the Board, sold 240,000 shares of common stock in the Company. The proceeds (net of sales commissions) of $41,125 were loaned to the Company. The loan, which bears 6% interest per annum, is payable in twelve monthly installments of $3,649 beginning October 29, 2002. In July 2002, Lou Ross, then-Chairman of the Board, sold 260,000 shares of common stock in the Company. The proceeds (net of sales commissions and approximately $4,000 withheld by Mr. Ross for taxes) of approximately $34,000 were loaned to the Company. The loan, which bears 6% interest per annum, is to be repaid in twelve installments of $3,022 beginning February 28, 2003. This loan was restructured in June of 2003 to a three-year non-interest bearing loan, with no payments due until the end of the loan period.  On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. Mr. Ross retired from the Company’s board on September 30, 2003.  The Company intends to convert this Note to common shares when requested to by Mr. Ross.

During the fiscal years ending September 30, 2004 and 2003, NSC issued 160,084 and 946,270 shares, respectively, of NSC common stock to consultants in lieu of cash compensation. During fiscal 2004, the Company granted 790,000 options to NSC consultants and employees to purchase shares of NSC’s common stock. The options granted had exercise prices ranging from $0.09 per share to $0.16 per share. The exercise prices were generally below market on the date of grant, and vested. We granted these options as a means of compensation to consultants to conserve operating cash. During fiscal 2003, substantially all option grants were issued to employees. During fiscal 2006, 310,681 options granted were issued to a consultant and 60,000 options granted were issued to an outside director for board fees. During fiscal 2006, no options were granted to employees.

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

In June 2003, the Company commenced a private offering of restricted common stock and common stock purchase warrants. The Company raised from this offering in the fiscal year ending September 30, 2003, approximately $200,000 in cash, and issued 2,500,000 shares of restricted common stock and granted 2,000,000 warrants to purchase common stock at exercise prices ranging from $0.35 and $0.50 per share. The Company has continued to raise funds under this private offering after September 30, 2003. From June 2003 through December 31, 2003, the Company had raised a total of approximately $280,000 in cash from this effort, and issued a total of 3,300,000 shares of restricted common stock and granted a total of 2,400,000 warrants to purchase common stock at exercise prices ranging from $0.35 to $0.75 per share. The warrants expire on June 30, 2006. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D. On June 30, 2006, the share purchase warrants which should have expired on June 30, 2006 had their expiry dates extended for one year.

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

On March 15, 2004, NSC commenced a private offering of restricted common stock units through a placement agent. The offer consisted of one share of common stock and a warrant to purchase three quarters of a share of common stock. On June 14, 2004, we completed this private placement with aggregate gross proceeds of approximately $1.1 million and issued 10,334,266 shares of restricted common stock and warrants to purchase 7,750,700 shares of our common stock at an exercise price of $0.11 per share. The warrants have a term of five years, and include certain registration rights. After deducting commissions and other expenses relating to the private placement, we received aggregate net proceeds of approximately $972,864. Additional disbursements by the Company related to the private placement further reduced the net proceeds to $935,044, the majority of which was spent by September 30, 2004. We invested part of the proceeds of the private placement to finance the continued development and marketing of Wi-Fi and RFID related Location Tools ™ products. We used part of the proceeds for expanded marketing and sales efforts, for further commercialization of our other Location Tools ™ product line, and for other corporate purposes. The Units were sold to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) and applicable state exemptions from registration. On June 24, 2004, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection to register the shares. The Securities and Exchange Commission declared the Registration Statement effective on July 7, 2004.

In November 2004, we entered into a Letter of Intent (“LOI”) with Turbo regarding a stock exchange transaction with Turbo, for an amount of stock equal to less than 10% of the outstanding common stock of each company and the payment of cash by Turbo to NSC. The LOI contemplated a due diligence process prior to the share exchange, as well as a Securities Exchange Agreement (the “Share Exchange Agreement”) to memorialize the proposed exchange. A Share Exchange Agreement was entered into on January 28, 2005 and the transaction was closed on February 1, 2005. We have exchanged 7,150,000 shares of our restricted common stock for 360,000 shares of the common stock of Turbo plus $240,000. In conjunction with the transaction, the Company agreed to pay, the placement agent, Casimir Capital $25,000 and issued warrants to purchase 800,000 of the Company’s common stock on February 3, 2005 at an exercise price of $0.11 per share.  The Company’s investment in these equity securities was carried at $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005.  The Company also recorded an additional impairment in its investment in TurboWorx Inc. of $289,100 at September 30, 20006, due to financial distress at TurboWorx.

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of September 30, 2006, these loans were outstanding.

In June and August 2005 we secured short-term loans in the aggregate principal amount of $18,000. The interest rate on the loans was less than 10%. These loans were repaid in full in September and November 2005.

In June 2005 the Company entered into a financing program with an unrelated party to assist us with working capital needs. The program, evidenced by a promissory note, allows the Company to borrow in two tranches, each of $22,500 payable in seventy-five days. The transaction provides the note holder with a security interest prior to delivery in any assets purchased for the fulfillment of Auto Safety House (ASH) and ScottsdaleUnifiedSchool District orders and a security interest in any receivable from the fulfillment of such orders. The program also required support from Mr. Grollman. Interest at 13% APR is payable if payment is extended past maturity. The agreement also required the Company to grant the note holder a warrant to purchase 135,000 shares of the Company’s common stock at an exercise price of $0.062. The Company received the first traunch on June 24, 2005. This loan was paid in full on September 20, 2005.

On September 7, 2005, we entered into a one-year factoring agreement with United Capital Funding of Florida. The agreement provides for a maximum amount of funding of $100,000, although this amount may be increased or decreased on a case-by-case basis. The initial and periodic factoring fee is .45%. The factoring period is five days and the purchase price is 80% of the face amount. United Capital Funding is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to increase our cash flow with this arrangement.

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

On November 23, 2005, we issued 500,000 of the Company’s restricted common shares, to Mr. Michael Grollman, at the closing price of $0.036 in lieu of his partial forgiveness of $18,000 of the Company’s accounts payable and accrued expense indebtedness to him.

In November 2005 we entered into an agreement with an investment bank to provide additional equity or debt funding, They did bring one offer to the table that was subsequently rejected by management, due to a failure by the offering party to effectively negotiate.

In 2006 we entered into an agreement with Aleron to provide additional equity funding and M&A direction.  Due to the increasing sales activity during the second half of calendar year 2006, management has temporarily withdrawn from this activity.

On March 15, 2006, we issued 430,000 of the Company’s restricted common shares, to Mr. Graham Clark, at the closing market price of $0.035 in lieu of his partial forgiveness of $15,050 of the Company’s back pay indebtedness to him.

On April 7, 2006, we issued 500,000 of the Company’s restricted common shares, to Mr. Michael Grollman, at the closing market price of $0.032 in lieu of his partial forgiveness of $16,000 of the Company’s back pay indebtedness to him.

On May 25, 2006, we issued 1,150,000 of the Company’s restricted common shares, to Mr. Graham Clark, at the closing market price of $0.035 in lieu of his partial forgiveness of $40,250 of the Company’s back pay indebtedness to him.

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

On August 8, 2006, we raised $10,000 from a private placement and issued 571,429 shares of common stock at an average market price per share of $0.0175. In connection with this private placement, we issued a warrant to purchase 250,000 shares of our common stock exercisable at $0.050 per share through August 30, 2009. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.3.

At September 30, 2006 there were 15,384,197 outstanding warrants to purchase 15,434,197 shares of common stock, at prices ranging from $0.035 to $0.75, with expiration dates from June 2007 to August 2011. There were 15,434,197 outstanding warrants at September 30, 2005. During fiscal 2006, a share purchase warrant to purchase 1,200,000 shares, with an exercise price of $.090, was cancelled.

 We believe that our current cash position as of September 30, 2006, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

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

We have generated nominal revenue and significant losses and negative cash flows from our research and development endeavors since we began these activities in 1996. As of September 30, 2006, we had an accumulated deficit of $24,795,755. We had revenue for the fiscal year ended September 30, 2006 of $227,251 and a net loss for the same fiscal year of $945,293. The future profitability of our business will depend primarily on our ability to generate revenues from the sale of our products and the licensing of our technology. If our revenue grows at a slower rate than we anticipate or if our expenditures exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability. Our auditors have issued going concern opinions on our financial statements for the fiscal years ending September 30, 2006 and 2005.

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

We are company with limited revenue that just recently emerged from a development stage. Our business focus changed in 2002 from semiconductor product licensing to development of location tools and we have only a limited operating history on which you can base an evaluation of our business and prospects, with only approximately $300,477 in net revenue generated from this line of business for the two-years ending September 30, 2006. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the electronics and wireless location tools services markets.

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

We will likely be required to make significant product development expenditures and spend additional money to maintain and expand our marketing efforts. Although we completed a private offering in June 2004 and a Stock Exchange Agreement in February 2005 that provided us with capital, we have used much of it through September 30, 2005. We will need to seek additional equity financing in the future if our products do not generate revenue or if our expenses are greater than expected. The timing and amount of any capital requirements cannot be predicted at this time. We cannot be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, develop new products or penetrate existing markets at the rate desired and our ability to continue in business may be jeopardized. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that we would not otherwise relinquish. This would have a negative impact on the value of your shares.

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

During the year ended September 30, 2006, we derived approximately 92% of our total revenue from two customers. The loss of any of these customers would have a material adverse effect on our business, financial condition and results of operations. We are working to diversify our customer base in order to reduce our dependence on a small number of customers. We may not be able to succeed in these efforts.

We will need to significantly increase our sales and support operations.

We will need to create and substantially grow our direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales of our products and services. For example, our Travado IBUS ™ products will require us to gain significant new sales skills in the education market. The sale of our products and services will require the engagement of sophisticated and highly knowledgeable sales personnel. Similarly, the anticipated complexity of our products and services and the difficulty of customizing them will require us to hire research and development personnel and customer service and support personnel, highly trained in hardware and software engineering. Competition between us and others to retain qualified sales personnel, engineers, and scientists is intense due to the limited number of available qualified candidates for such positions. Because of our limited resources, many of our competitors are in a financial position to offer potential employees greater compensation and benefits than those that we may be able offer them.

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

The wireless electronics industry faces significant regulation by governmental entities in the United States and other countries. The nature and the extent to which these regulations apply to our customers will vary depending on the nature of any of our customer’s products. Most of the wireless products developed by us will require regulatory approval by governmental agencies prior to sale. In particular, radios we include in our products will require testing and other approval procedures by the Federal Communications Commission (“FCC”) and by foreign regulatory authorities. Some of this work has been completed, such as FCC approval of our Gotcha!® child safety product. In some cases, we purchase pre-approved assemblies for use in our products that have existing FCC approval for their radios, such as with our Travado IBUS ™ products. Other work remains to be done for other products with the FCC before the products can be sold to consumers, such as with the next version of our WiFi Tracker ™ product. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations can be costly and time consuming, and can cause significant delays in the sale of some of our products.

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

We have a limited trading market for our common stock, and our common stock has experienced price volatility in that market. In fiscal 2005 our stock price ranged from a high of $0.135 to a low of $0.034 per share, and in fiscal 2006 our stock price ranged from a high of $0.060 to a low of $0.026. This price volatility may substantially increase your risk of loss.

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

There have been no significant negative changes in the our internal control over financial reporting during the year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The directors, executive officers, significant employees and consultants of National Scientific, their respective ages and positions with us are as follows:

Name	Age	Position

Michael A. Grollman	45	CEO, Chairman of the Board of Directors
Graham L. Clark	51	President, Director, Secretary
Gregory Szabo	53	Director (Outside)

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

Rhonda Jobe. Rhonda Jobe has been part-time marketing manager for us since 2003. Ms. Jobe has extensive experience in the wireless communications and computing fields. Prior to working for NSC Ms. Jobe was Vice President of Marketing for Geoworks Corporation, a public company specializing in wireless data applications within the field service and field force industries. Ms. Jobe headed the wireless data division for US West Cellular, introducing wireless data products and services to large and medium-sized businesses. Ms. Jobe also worked for Motorola for over 20 years in managerial, product management and marketing positions. She was responsible for product development and marketing of wireless data products and applications within the public safety and utilities industries. Mr. Jobe attended Arizona State University, Motorola University and the University of Michigan, focusing on marketing and technical product management.

Susan L. Regan, Esq. Ms. Regan has been part-time legal counsel for us since 2002. Ms. Regan holds a Bachelor of Science degree from Heidelberg College in Ohio, a Master’s Degree in Planning and Resource Management from the University of Alaska, and a Juris Doctorate from the Thomas M. Cooley School of Law in Michigan. She is admitted to practice law in both Washington State and the State of Arizona. She was in part-time private practice for the three years prior to joining us. Previously she was employed with Standard Insurance Company group legal department as in house counsel.

Board of Directors

Our business is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board met four (4) times during fiscal 2006. Each serving director attended 100% of the meetings held in 2006 by the Board and the committees of the Board on which such director served. The Board of Directors was made up of three members during fiscal 2006. Michael A. Grollman has been a director since November of 2000. Graham L. Clark has been a director since August of 2002. Former director Mr. Lou Ross retired from the board on September 30, 2003 for personal reasons, citing no conflicts with management or board policy. Mr. Szabo joined the board on October 1, 2003. Currently, our Board of Directors consists of three members, Michael A. Grollman, Chairman, Graham L. Clark, Secretary, and Gregory Szabo. These Board members were re-elected by shareholder vote in April 2006.

Audit Committee

Our Board’s audit committee was established in December 2000. The audit committee met two (2) times during calendar year 2006. Mr. Greg Szabo is chairman of our audit committee as an outside director and financial expert, and is currently its sole member. The audit committee has reviewed our financial statements for the fiscal year ended September 30, 2006, as audited by Epstein Weber & Conover, PLC, National Scientific’s independent auditors. Epstein Weber & Conover, PLC has discussed these financial statements with management and the audit committee.

Compensation Committee and Board Compensation

Our board’s Compensation Committee was established in March 2003. The Compensation Committee met once during calendar year 2005, and has met once in calendar year 2006. Mr. Greg Szabo currently heads our Compensation Committee as an outside director, and is currently its sole member. The Compensation Committee approved the executive compensation plan for the fiscal years ending September 30, 2005 and 2006, respectively.

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

Additionally, non-employee directors will also be paid $1,250 per board meeting, which includes telephonic board meetings as well as face-to-face board meetings. The $1,250 fee will be in the form of $250 cash and $1,000 of National Scientific restricted common stock. The restricted common stock will be at risk of forfeiture if the director does not serve his complete term. The fee will not be paid for telephone conversations involving Board members or others where no formal board meeting has been declared, or for normal committee meetings. Non-employee directors will also be paid retrospectively a quarterly retainer of 10,000 options (as defined in the 2000 NSC Stock Option Plan) to purchase free-trading National Scientific common stock at the end of each fiscal quarter they have served. The options will be immediately vested at point of grant, and will be issued at an exercise price equal to the average closing price for our common stock for that quarter. Non-employee directors who serve on a board committee, such as the audit or compensation committees, will also be paid retrospectively a quarterly additional retainer of 10,000 options, as defined in the 2000 National Scientific Stock Option Plan, to purchase free trading common stock. The options will be immediately vested at point of grant, and will be issued at an exercise price equal to the average closing price for National Scientific’s common stock for that quarter. Non-employee directors who serve on multiple committees will be paid this bonus only once for general committee service, however, as it is not paid for each committee of service. All directors are paid any reasonable out of pocket expenses required to attend board meetings, such as travel, if any.

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

Based solely on our review of such forms, all requirements received by it, or written representations from certain reporting persons, we believe that between October 1, 2002 and September 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

Code of Ethics

Our board adopted on July 28, 2004, a code of ethical conduct that applies to our principal executive officers and principal financial officer. Its purpose is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer, compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. A copy of this code has been filed with the Securities and Exchange Commission. An additional copy can be found on our website at www.nsct.info or by writing to the Company and requesting one.

Item 10.	Executive Compensation

The following table sets forth certain information regarding annual and long-term compensation for services rendered to us during the fiscal years ended September 30, 2006, 2005, and 2004 to the Chief Executive Officer of National Scientific, and other named executive officers who served us in fiscal year 2006 and whose total salary and non-cash compensation exceeded $100,000 for the applicable fiscal periods. The table below includes salary earned and paid in the fiscal year ended September 30, 2006.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All other
Name and Principal	Fiscal	Salary	Bonus	Compensation	Award(s)	Options/	Payout	Compensation
Position	Year	($)(1)	($)	($)	($)(2)	SARs (#)	($)	($)(3)

Michael A. Grollman	2006	100	–	–	–	–	–	179,900
CEO, Chairman(4)	2005	69,200	–	–	–	–	–	110,800
	2004	94,200	–	–	–	–	–	70,800
Graham L. Clark	2006	25,750	–	–	–	–	–	124,250
President, Director (5)	2005	87,000	–	–	–	–	–	63,000
	2004	101,100	–	–	–	–	–	41,400
Gregory Szabo	2006	–	–	–	3,599	–	–	1,000
Director (6)	2005	–	–	–	–	–	–	1,000
	2004	–	–	–	–	–	–	2,250
__________
(1)
Unpaid wages in this table are subject to Agreements with listed persons that allow for interest of approximately prime rate plus 2% accruing on those unpaid wages until paid. These accruals for interest are shown as approximate through fiscal year-end September 2006, and are detailed on notes (4) and (5) by person

(2)
Stock grants, if any, included in this column are for common stock valued at 90% of the closing sales price for such shares on the date of grant. Closing sales price at fiscal year end September 2006 was approximately $0.026 per share, and closing sales price at fiscal year end September 2005 was approximately $0.045 per share.

(3)
Includes unpaid salary forgone at the election of executive officers Grollman and Clark pursuant to a registrant program under which stock, stock-based or other forms of non-cash compensation may be received by a named executive in lieu of a portion of annual compensation earned in a covered fiscal year.

(4)
Salaries of $179,900, $110,800, and $70,800 were not paid in cash, but deferred to a future period for fiscal years 2006, 2005, and 2004 respectively. In December 2003 Mr. Grollman agreed to convert approximately $150,000 of his back pay and accrued vacation pay to our restricted common stock, at a rate equal to the then currently available private placement share price of $0.10 per share. Mr. Grollman received this stock in January of 2004. On August 17, 2005, Mr. Grollman agreed to convert approximately $34,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.046. On August 31, 2005, Mr. Grollman agreed to convert approximately $15,190 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. On April 7, 2006, Mr. Grollman agreed to convert approximately $16,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.032. Also subsequent to fiscal 2006 year-end, Mr. Grollman deferred all of his October and November monthly salary of $15,000 to a future period. During fiscal 2006 and up to December 2006, Mr. Grollman’s share of contributions to the Company’s health insurance program of $7,365 were deducted from the balance of wages owing, leaving as of the end of December 2006, unpaid wages of approximately $299,000, accrued vacation pay of approximately $44,502 and accrued interest on deferred salary of approximately $54,752, for a combined total of approximately $380,854.

(5)
Salaries of $124,250, $63,000, and $41,400 were not paid in cash, but deferred to a future period for fiscal years 2006, 2005, and 2004 respectively. On August 17, 2005, Mr. Clark agreed to convert approximately $23,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.046. On August 31, 2005, Mr. Clark agreed to convert approximately $9,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. On March 15, 2006, Mr. Clark agreed to convert approximately $15,050 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. On May 25, 2006, Mr. Clark agreed to convert approximately $40,250 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035. Also subsequent to September 30, 2006 year-end, Mr. Clark deferred all of his October and November monthly salary of $12,500 to a future period. During fiscal 2006 and up to December 2006, Mr. Clark’s share of contributions to the Company’s health insurance program of $8,433 were deducted from the balance of wages owing, leaving as of the end of December 2006, unpaid wages of approximately $157,173, accrued vacation pay of approximately $40,570 and accrued interest on deferred salary of approximately $32,233 for a combined total of approximately $237,776.

(6)	Other Compensation for 2006, 2005 and 2004 of $1,000, $1,000 and $2,250 is for board fees, as is the $3,599 in restricted stock, which is subject to forfeiture if board term is not completed.

Long Term Incentive Plans - Awards in the Last Two Fiscal Years

		Performance or	Estimated Future Payouts Under Non-
		Other Period	Stock Priced-Based Plans
	Number of	Until
	Shares	Maturation or	Threshold	Target	Maximum
Name	(#) (1)	Payout	($ or #)	($ or #)	($ or #)

Michael A. Grollman (2)	1,250,000	Dec 2006
Graham L. Clark (3)	1,000,000	Dec 2006
____________
(1)
All grants in this table are based on our fiscal year 2002 Stock Retainage Program. This program was implemented by our board in September 2002, and shares were granted at that time. Actual issuance of shares for the named executive participants took place in January of 2003. Our board allocated approximately $150,000 in common stock from this Stock Retainage Program pool of shares, to be granted to key employees during the year, subject to National Scientific exceeding sales growth objectives and expense reduction objectives, and subject to the employees remaining with us through the next 15 months, or longer, if the awards were not earned after 15 months. Failure to meet these objectives under the plan can result in the forfeiture by staff of some or all of the stock grants by all participants. These goals were the same for all plan participants, which included other non-executives, as well the named executives. These goals were not met in calendar year 2003. In January of 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn this stock grant. The plan was extended by the Company board to run through at least December 2007.

(2)
Mr. Grollman was granted 750,000 shares of stock from this Stock Retainage Program pool of shares, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004. In July of 2005, the board indicated that it mat waive Mr. Grollman’s risk of forfeiture on these shares in 2006, based on his forbearance on collecting of the various Notes due to him at the end of fiscal 2005 – however, no final board action has been taken on this matter.

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

Option/SAR Grants and Exercises of Options/SAR Grants during Last Fiscal Year

No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs (including options and SARs that subsequently have been transferred) were made during the fiscal year ending September 30, 2006, to any of the named executive officers, nor did any of the named executive officers exercise any options or SAR grants during that period.

Employee Stock Retainage Plan

In September 2002, by unanimous vote, our board initiated a restricted stock retainage program or plan (“Stock Retainage Program”) to retain key staff during a period of financial difficulty in calendar year 2002. The board allocated approximately $150,000 in restricted common stock from this Stock Retainage Program as a pool of shares of our restricted common stock, to be granted to key employees at the direction of the board for the year and the next, subject to National Scientific exceeding sales growth objectives and expense control objectives in 2003. Failure to meet these objectives under the plan would result in serious risk of forfeiture by staff of some or all of these stock grants by all participants. All goals set were team goals. The plan has been used as a tool to achieve salary deferral and other salary concessions from the staff during this period of fiscal hardship, in order to retain key employees during this period The plan’s sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January of 2004, our board extended this program into 2005, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time, if desired. In February of 2005, the plan was extended by the board into 2006, with goals set at the same level as 2005. As of the date of this report, the plan currently covers officers Michael Grollman and Graham Clark, and employees who are not officers including Oscar Quadros, and David Mandala. The plan has not been submitted to our shareholders for approval. All of the stock under this program is restricted under SEC Section 144. As of the date of this report none of these grants have been fully earned, and they remain subject to substantial risk of forfeiture.

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

In January of 2002 Mr. Grollman agreed to defer 20% of his salary until such a time as cash was more available, reducing his immediately payable cash salary to $12,000 per month. For September, October, and November of 2002, Mr. Grollman deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. Mr. Grollman agreed from January 2003 through December 2003 to reduce his total payable salary for the 2003 year to $120,000 per year. In addition to this reduction, during the year ended September 30, 2003 Mr. Grollman deferred $70,360 of his salary and was paid $64,640 in cash. During the year ended September 30, 2004 Mr. Grollman deferred $70,800 of his salary and was paid $94,200 in cash. For calendar year 2004, Mr. Grollman agreed to defer up to $30,000 of his contracted pay as needed. During the year ended September 30, 2005 Mr. Grollman deferred $110,800 of his salary and was paid $69,200 in cash. During the year ended September 30, 2006 Mr. Grollman deferred $179,900 of his salary and was paid $100 in cash. Also subsequent to fiscal 2006 year-end, Mr. Grollman deferred all of his October and November salary of $15,000 to a future period. During fiscal 2006 and up to November 2006, Mr. Grollman’s share of contributions to the Company’s health insurance program of $7,365 were deducted from the balance of wages owing, leaving as of the end of November 2006, unpaid wages of $284,100 accrued vacation pay of $43,502 and accrued interest on deferred salary of approximately $53,252 for a combined total of approximately $380,854.

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

On November 23, 2005, Mr. Grollman agreed to convert approximately $18,000 of our accounts payable and accrued expense indebtedness to him to our restricted common stock, the rate of the average market price per share of $0.036.

On April 7, 2006, Mr. Grollman agreed to convert approximately $16,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.032.

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

For September, October, and November of 2002, Mr. Clark deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. During the year ended September 30, 2003 Mr. Clark deferred $50,360 of his salary and was paid $69,640 in cash. During the year ended September 30, 2004 Mr. Clark deferred $41,400 of his salary and was paid $101,100 in cash. During the year ended September 30, 2005 Mr. Clark deferred $63,000 of his salary and was paid $87,000 in cash. During the year ended September 30, 2006 Mr. Clark deferred $124,250 of his salary and was paid $24,750 in cash. Also subsequent to September 30, 2006 year-end, Mr. Clark deferred all of his October and November monthly salary of $12,500 to a future period. During fiscal 2006 and up to November 2006, Mr. Clark’s share of contributions to the Company’s health insurance program of $8,433 were deducted from the balance of wages owing, leaving as of the end of November 2006, unpaid wages of $167,173, accrued vacation pay of $39,570 and accrued interest on deferred salary of $31,033 for a combined total of approximately $237,776.

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

On March 15, 2006, Mr. Clark agreed to convert approximately $15,050 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

On May 25, 2006, Mr. Clark agreed to convert approximately $40,250 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

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

During fiscal 2006, in order to conserve cash, 310,681 stock options were granted to William Sklar, a consultant, for investor relations services. 152,358 stock options were granted to Mr. Sklar on June 26, 2006. The weighted average grant date fair value of these options was $0.0376. 158,323 stock options were granted to Mr. Sklar on September 20, 2006. The weighted average grant date fair value of these options was $0.0259. Stock based compensation of $9,816 was recognized in the financial statements for the year ended September 30, 2006 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years. Also, during fiscal 2006, 60,000 options granted were issued to an outside director for board fees. During fiscal 2006, no options were granted to employees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information, as of November 30, 2006, concerning the beneficial ownership by (i) all current directors, (ii) each of our named executive officers, (iii) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (iv) all of our directors and executive officers as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that their respective spouses share authority under applicable law.

	Number of
	Common Shares		Percent of
	Beneficially		Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)		Shares

Michael A. Grollman	6,250,000	(3)	6.3%
Graham L. Clark	3,781,667	(4)	3.8%
Gregory Szabo	382,764	(5)	0.4%
All executive officers and directors as a group (3 persons)	10,414,431		10.5%
__________
(1)	The business address for all directors and officers is c/o National Scientific Corporation, 8361 E. Evans Road, Suite 106, Scottsdale, Arizona 85260.
(2)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon the approximately 95,795,459 shares of Common Stock outstanding as December 28, 2006.

(3)
Includes 1,050,000 shares underlying currently exercisable stock options and warrants, and 5,200,000 shares of restricted Common Stock including 2,000,000 shares subject to substantial risk of forfeiture.

(4)
Includes 326,667 shares underlying currently exercisable stock options and warrants and 3,455,000 shares of restricted Common Stock including 1,500,000 shares subject to substantial risk of forfeiture.

(5)	Includes 180,000 shares underlying currently exercisable stock options and warrants and 202,764 shares of restricted Common Stock subject to substantial risk of forfeiture.

Item 12.	Certain Relationships and Related Transactions

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of September 30, 2006, these loans were outstanding.

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

Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS ™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
____________
(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

(b)	Reports on Form 8-K

The Company filed one Report on Form 8-K on November 17, 2005, relating to a financing program with a U.S. investment fund.

The Company filed one Report on Form 8-K on November 30, 2005, relating to a change in its Certifying Accountant.

The Company filed one Report on Form 8-K on December 8, 2005, relating to a change in its Certifying Accountant with a letter from the outgoing Certifying Accountant indicating no accounting disagreements with management.

Item 14.	Principal Accountant Fees And Services

Fees paid or accrued due, for services performed by our principal accountants, during the years ended September 30, 2006 and 2005 were as follows:

	2006	2005

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.	$27,850	$23,350
Audit-related fees - related to the performance of audit or review of financial statements not reported under “audit fees” above	–	–
Tax fees - tax compliance, tax advice and tax planning	–	–
All other fees - services provided by our principal accountants other than those identified above	–	–
Total fees paid or accrued to our principal accountants Epstein Weber & Conover, PLC in 2006 and Hurley & Company in 2005	$27,850	$23,350

Fees paid to the principal accountants were approved by the Audit Committee.

All other Fees

None.

Hurley & Company, Certified Public Accountants, based in California, were our principal auditors for part of fiscal year 2005. This firm is licensed to practice public accounting by the state of California, and is also registered with the Public Company Accounting Oversight Board. The senior audit partner Mr. Michael Hurley is also licensed to practice public accounting in Arizona. Our shareholders in each of the previous three fiscal years have ratified the use of this firm. During fiscal year 2005, Hurley & Company reviewed our unaudited financial statements as filed in our form 10-QSB for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.

The Board of Directors considered that under newly adopted regulations and guidelines arising from the Sarbanes-Oxley Act, it could be required to rotate its independent auditors during fiscal year 2005. Accordingly, on November 23, 2005, the Company engaged Epstein Weber & Conover, PLC, Certified Public Accountants, of Scottsdale, Arizona, as the independent public accountants for the Company for fiscal 2005 to replace Hurley & Company. The shareholders voted to ratify such engagement at the Company’s Annual Meeting of Shareholders on April 27, 2005. This change did not reflect on the quality of service provided in the past by Hurley & Company.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the departure of Hurley & Company, there were no unresolved disagreements with Hurley & Company on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure; which disagreements, if not resolved to the satisfaction of Hurley & Company would have caused Hurley & Company to make reference to the subject matter of the disagreements in connection with its reports. Hurley & Company as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.

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

Financial Information Systems Design and Implementation Fees and Other Services

We did not engage Epstein Weber & Conover, PLC, to provide services to us regarding financial information systems design and implementation during the fiscal year ended September 30, 2006. The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining Epstein Weber & Conover, PLC’s, independence, and has decided not to secure such services from Epstein Weber & Conover, PLC, at this time in that area.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: January 16, 2007	By:	/s/ Michael A. Grollman

Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark

Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo

Gregory Szabo Director

NATIONAL SCIENTIFIC CORPORATION

AUDITED FINANCIAL STATEMENTS
For the Years Ended September 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
National Scientific Corporation

We have audited the accompanying balance sheets of National Scientific Corporation as of September 30, 2006 and 2005 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of National Scientific Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that National Scientific Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, National Scientific Corporation has not yet generated significant revenues, and is dependent upon raising capital from investors. Additionally, National Scientific Corporation has incurred aggregate losses during the past two years of over $2,086,000 and has a total shareholders’ deficit of approximately $1,400,000 at September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Epstein Weber & Conover, PLC

Scottsdale, Arizona
January 11, 2007

NATIONAL SCIENTIFIC CORPORATION
BALANCE SHEETS
September 30, 2006 and 2005

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$43,899	$1,616
Trade receivables, net	141,498	9,968
Inventory, net	6,020	23,735
Other assets	5,570	68
Total current assets	196,987	35,387

Property and equipment, net	1,037	7,680
Deposits	2,000	2,000
Deferred offering costs, net	19,600	–
Investment	–	289,100
	$219,624	$334,167
LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable - related party	$83,584	$72,914
Accounts payable - other	165,593	183,664
Accrued expenses	848,446	519,132
Due to factors	104,400	–
Notes payable - related party	159,000	159,000
Notes payable - other	133,375	60,150
Total current liabilities	1,494,398	994,860

Notes payable, less current portion, net of discount and beneficial conversion feature of $50,252 and $0, as of September 30, 2006 and 2005, respectively	124,748	–
Total liabilities	1,619,146	994,860

Commitments and contingencies	–	–

Shareholders’ (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding 99,108,039 and 94,095,459 at September 30, 2006 and 2005, respectively	991,081	940,955
Additional paid-in capital	22,405,152	22,248,814
Accumulated deficit	(24,795,755)	(23,850,462)
Total shareholders’ (deficit)	(1,399,522)	(660,693)

	$219,624	$334,167

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2006 and 2005

	2006	2005

Revenues	$227,251	$73,226

Cost of Sales	123,689	48,780

Gross profit	103,562	24,446

Costs and expenses
Salaries and benefits	258,977	337,708
Research and development	185,638	391,591
Stock compensation	14,946	16,173
Other	183,726	255,690
Inventory obsolescence charge	17,827	46,775

Total costs and expenses	661,114	1,047,937

Loss from operations	(557,552)	(1,023,491)

Other income (expense)
Interest expense	(94,241)	(25,947)
Amortization of deferred offering costs	(4,400)	–
Impairment of investment	(289,100)	(91,344)
	(387,741)	(117,291)

Loss before income taxes	(945,293)	(1,140,782)
Income tax expense	–	–

Net loss	$(945,293)	$(1,140,782)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	96,754,136	89,338,638

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
For the Years Ended September 30, 2006 and 2005

	Common Stock		Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2005	94,095,459	$940,955	–	$–	$22,248,814	$(23,850,462)	$(660,693)

Stock issued for services
Price per share ranged:
$0.0480	18,744	187	–	–	712	–	899
$0.0382	23,585	236	–	–	664	–	900
$0.0380	47,393	474	–	–	1,326	–	1,800

Issuance of common stock accounted for as debt discount and beneficial conversion feature	1,200,000	12,000	–	–	49,533	–	61,533

Issuance of common stock in exchange for accounts payable and accrued expenses. Shares issued for:
$0.036	500,000	5,000	–	–	13,000	–	18,000
$0.035	430,000	4,300	–	–	10,750	–	15,050
$0.032	500,000	5,000	–	–	11,000	–	16,000
$0.035	1,150,000	11,500	–	–	28,750	–	40,250

Private placement of common stock Shares issued for: $0.0175	1,142,858	11,429	–	–	8,571	–	20,0000

Common stock options issued, net	–	–	–	–	11,346	–	11,346

Warrants issued with debt	–	–	–	–	20,686	–	20,686

Net loss	–	–	–	–	–	(945,293)	(945,293)

Balance, September 30, 2006	99,108,039	991,081	$–	$–	$22,405,152	$(24,795,755)	$(1,399,522)

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
For the Years Ended September 30, 2006 and 2005

	Common Stock		Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2004	84,330,669	$843,307	–	$–	$21,627,654	(22,709,680)	$(238,719)

Stock Issued for services
Price per share ranged:
$0.1447	6,218	62	–	–	838	–	900
$0.1305	13,770	138	–	–	1,659	–	1,797
$0.0640	10,373	104	–	–	560	–	664
$0.0792	25,429	254	–	–	1,760	–	2,014

Common stock options granted, net	–	–	–	–	6,108	–	6,108

Shares issued in exchange for accrued expenses	1,934,000	19,340	–	–	62,850	–	82,190

Private placement of common stock
Shares issued for:
$0.04	625,000	6,250	–	–	18,750	–	25,000

Securities Exchange Agreement of common stock Shares issued for:
$0.074	7,150,000	71,500	–	–	457,600	–	529,100

Warrants issued as placement agent’s fee	–	–	–	–	66,344	–	66,344

Warrants issued with debt	–	–	–	–	4,691	–	4,691

Net loss	–	–	–	–	–	(1,140,782)	(1,140,782)

Balance, September 30, 2005	94,095,459	$940,955	–	$–	$22,248,814	$(23,850,462)	$(660,693)

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(945,293)	$(1,140,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash transactions
Depreciation	6,643	13,341
Stock and options issued for services, net	14,945	11,483
Impairment of inventory	17,827	46,775
Impairment of investment	289,100	91,344
Warrant expense	20,686	4,691
Amortization of deferred offering costs	4,400	–
Amortization of debt discount	9,460	–
Amortization of beneficial conversion feature	1,821	–
Increase in inventory	(112)	(4,360)
(Increase) decrease in receivables	(131,530)	15,829
(Increase) decrease in other assets and deposits	(5,502)	18,452
Increase in accounts payable and accrued expenses	411,213	343,729
Net cash used in operating activities	(306,342)	(599,498)

Cash flows from financing activities:
Increase in notes payable	265,125	264,500
Repayment of notes payable	(16,900)	(88,600)
Net proceeds from factors	104,400	–
Payment of financing activities	(24,000)	–
Proceeds from securities exchange agreement	–	240,000
Proceeds from issuance of common stock	20,000	25,000
Net cash provided by financing activities	348,625	440,900
Net increase (decrease) in cash and cash equivalents	42,283	(158,598)
Cash and cash equivalents, beginning of period	1,616	160,214

Cash and cash equivalents, end of period	$43,899	$1,616

Supplementary Disclosure of Cash Flow Information
Cash paid for interest	$8,609	$746

Non-cash investing and financing activities:
Conversion of accounts payable and accrued payroll to equity	$89,300	$82,190
Common stock exchanged for investment	$–	$289,100
Debt discount and beneficial conversion feature	$61,533	$–

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended September 30, 2006 and 2005

Summary of Non-Cash Investing and Financing Activities

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

On January 27, 2005, in connection with the Company’s investment in TurboWorx, the Company issued common stock for $240,000 and 360,000 shares of TurboWorx.

On November 23, 2005, Mr. Grollman agreed to convert approximately $18,000 of our accounts payable and accrued expense indebtedness to him to our restricted common stock, the rate of the average market price per share of $0.036.

On April 7, 2006, Mr. Grollman agreed to convert approximately $16,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.032.

 On March 15, 2006, Mr. Clark agreed to convert approximately $15,050 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

On May 25, 2006, Mr. Clark agreed to convert approximately $40,250 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

See accompanying independent auditors’ report and notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2006 and 2005

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

Advertising and promotion costs, which totaled $2,290 in 2006 and $13,233 in 2005, are expensed as incurred.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

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

The following table illustrates the effect on net loss and loss per share if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2006	2005

Net loss as reported	$(945,293)	$(1,140,782)

Add: stock based compensation recorded in the statement of operations	14,946	16,173

Deduct: total stock based compensation expense as determined under the fair value method	(14,946)	(21,773)

Pro forma net loss	$(945,293)	$(1,146,382)

Loss per share as reported	(.01)	(.01)

Loss per share, pro forma	(.01)	(.01)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure with the following assumptions for the year ended September 30, 2006; dividend yield of 0% and expected option life of 10 years. Expected volatility ranged from 80.7% to 88.7% as of the date of issue. Risk free interest rates ranged from 4.55% to 5.04% as of the date of issue. For the year ended September 30, 2005; dividend yield of 0% and expected option life of 10 years, expected volatility ranged from 88.2% to 94.6% as of the date of issue, risk free interest rates ranged from 4.010% to 4.12% as of the date of issue.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

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

Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was 96,754,136 and 89,338,638 for the years ended September 30, 2006 and 2005, respectively. Stock options outstanding of 4,159,938 and warrants outstanding of 15,384,197 are considered anti-dilutive and were not considered in the calculation in the year ended September 30, 2006. Stock options outstanding of 3,789,257 and warrants outstanding of 15,434,197 are considered anti-dilutive and were not considered in the calculation in the year ended September 30, 2005.

j.	Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has established new pronouncements. The Company does not expect the adoption of these pronouncements to have a material impact on its financial positions, results of operations or cash flows.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements.

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

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

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

Although the Company has been in operation since 1996, management considered NSC to be in the development stage until September 30, 2006. As of September 30, 2006, the Company is no longer in the development stage. From September 30, 1997 through the year ended September 30, 2001, the Company engaged its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning calendar 2002, the Company focused its efforts toward the development, acquisition, enhancement and marketing of location device technologies. Since its initiation of operations in 1996, the Company has not realized significant revenue, except for approximately $882,000 generated through the export of electronic equipment, an isolated event, which occurred in fiscal 2001.

The Company experienced significant operating losses during 2006 and 2005, of $945,293 and $1,140,782 respectively, which raise substantial doubt about the Company’s ability to continue as a going concern. Of the total net operating losses, approximately $14,946 and $16,173 are related to stock issued for services and compensation in 2006 and 2005, respectively. The Company also recorded an impairment in its investment in TurboWorx Inc. of $289,100 and $91,344 in fiscal years 2006 and 2005 respectively. In fiscal 2006 and 2005 the Company wrote down its inventory by $17,827 and $46,775 respectively. Management believes that its current cash position including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, equity private placement, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

3.	Trade Receivables

Trade receivables are net of reserves:

	2006	2005

Trade receivables	$141,498	$35,168
Less: reserves	–	(25,200)
	$141,498	$9,968

On September 7, 2005, we entered into a factoring agreement with United Capital Funding (UCF) of Florida. UCF is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to improve our cash flow with this arrangement.

Under the arrangement, we sell to UCF as absolute owner, invoices that we submit to UCF to be factored. Upon purchase, UCF assumes the risk of non-payment on purchased invoices, so long as the cause of non-payment is solely due to the occurrence of an insolvency event. As collateral securing the obligations, we grant UCF a continuing first priority security interest in all accounts and related inventory. Notwithstanding the creation of the above security interest, our relationship with UCF is one of Seller and Purchaser of accounts, and not that of lender and borrower. However, as there is certain recourse for non-payment, the accounts receivable are recorded at the estimated realizable value, net of allowances and the net advanced amount from UCF is recorded as an obligation at September 30, 2006. The initial and periodic factoring fee is .45% of the face amount of factored invoices. The factoring period is five days and the purchase price is 80% of the face amount, excluding sales tax.

UCF typically advances to us 80% of the total amount of invoices factored, excluding sales tax. UCF retains 20% of the outstanding factored invoices as a reserve, which it holds until the customer pays the factored invoice to UCF.

As of September 30, 2006, Trade Receivables of $141,498 included factored invoices totaling $140,875. As of September 30, 2005, Trade Receivables, net of $9,968 included one factored invoice with a 20% reserve balance of $1,638.The remaining $8,830 included non-factored invoices.

An outstanding note payable at September 30, 2005 of $8,900 was secured by an invoice for $8,330 included in the trade receivables total of $35,168 at September 30, 2005. The note was paid in full on November 3, 2005.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

4.	Property and Equipment

Property and equipment consists of the following at September 30, 2006 and 2005:

	2006	2005

Computer equipment	$2,074	$60,880
Office furniture	–	12,507
Total property and equipment	2,074	73,387
Less: accumulated depreciation	(1,037	(65,707)
Net property and equipment	$1,037	$7,680

Fully depreciated Computer equipment and Office furniture of $58,806 and $12,507 respectively, no longer in service were deleted in fiscal 2006.

Depreciation expense for the years ended September 30, 2006 and 2005 was $6,643 and $13,341 respectively.

5.	Inventory, net

Inventory, net consists of the following at September 30, 2006 and 2005:

	2006	2005

Inventory, gross	$70,622	$70,510
Less: reserve for obsolescence	(64,602)	(46,775)
Inventory, net	$6,020	$23,735

We marked down our inventory of Gotcha!® products, during the years ended September 30, 2006 and 2005 by $17,827 and $46,775 respectively, for estimated obsolescence based on assumptions about age of the inventory and current demand.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

6.	Investment

On January 28, 2005, the Company entered into a securities exchange agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005. The total value of the transaction of $620,444 was determined by the $240,000 cash paid to the Company, plus the then current market price of the Company’s common stock of $.074, plus the total fee of $91,344 charged by Casimir Capital, L.P. (“Casimir”) the placement agent. Casimir’s fee consisted of cash consideration of $25,000 and $66,344 that was determined to be the value of the 800,000 warrants, issued to the placement agent, with an exercise price of $0.11 at date of issue. Since Turbo’s common stock was not listed on any stock exchange or the Over the Counter Bulletin Board, the Company recorded the Investment of 360,000 Turbo shares at its net cost, the average market price of the 7,150,000 shares issued to Turbo less the cash received from Turbo. The consideration paid to Casimir did not increase the fair value of the investment and therefore, resulted in an impairment write-down of $91,344 in fiscal year 2005. The Company’s investment in these equity securities was carried at $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005. The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring, we determined in September 2006 that it was appropriate to impair this investment up to its full value, $289,100, due to serious financial distress we believe is happening at TurboWorx.

The Company intended to distribute at least 180,000 of the shares of Turbo stock it received in the Exchange to NSC shareholders of record on a pro rata basis as soon as practicable after the effective date of a registration statement on Form SB-2 registering the Turbo shares to be distributed to NSC shareholders. Turbo agreed to file such registration statement, and agreed to use its best efforts to have such filed registration statement declared effective no later than 90 days following the filing date. Turbo filed the SB-2 registration statement with the Securities and Exchange Commission on June 6, 2005. Turbo filed an amendment to the SB-2 registration statement with the Securities and Exchange Commission on October 12, 2005. When the registration becomes effective, NSC planned to announce the distribution. The parties also granted each other certain “piggyback” registration rights regarding the exchanged shares. The registration rights terminate on December 31, 2007. The exchange is a further development resulting from the Memorandum of Understanding entered into between NSC and Turbo on October 29, 2004 regarding the joint development of technology and joint marketing. However, TurboWorx withdrew its SB-2 registration statement in June 2006, and has not re-filed it since that time. We determined that as of September 30, 2006, TurboWorx is not likely to complete this registration statement, and is thus in breach of its Exchange agreement. As a result, we do not consider at distribution of Turbo shares at this point to be a likely result.

During the year ended September 30, 2006, NSC continued discussions with Turbo concerning their delinquency in obtaining an effective registration. Turbo withdrew their then-current SB-2 filing in May 2006. NSC is uncertain as to the direction Turbo will take, but now believes that Turbo may be in breach of the Share Exchange Agreement, and we have therefore started legal proceedings to recover our shares from them, and return to Turbo its common stock.

7.	Accrued Expenses

Accrued Expenses consisted of the following at September 30, 2006 and 2005:

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

	2006	2005

Salaries & vacation pay - current management and staff	$585,678	$332,391
Salaries & vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	37,342	27,952
Interest	101,698	48,189
Employee stock retainage pool	50,250	50,250
Other liabilities	44,103	30,975
	$848,446	$519,132

8.	Accounts Payable - Other

Accounts payable other decreased by $18,071 from $183,664 on September 30, 2005 to $165,593 at September 30, 2006. As part of this decrease, the Company reversed a liability of $36,540 to research and development expense, which was originally created for work carried out for the Company by a foreign consultant during fiscal years 2001 and 2002. The reversal was in accordance with our policy to void unclaimed invoices for between 24 and 36 months.

9.	Earnings Per Share

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2006 and 2005.

	2006	2005

Net (loss)	$(945,293)	$(1,140,782)
Weighted average shares:
Average shares outstanding	96,754,136	89,338,638
Effect of diluted shares	–	–

Average Shares outstanding, adjusted for dilutive effect	96,754,136	89,338,638

(Loss) per share - basic	$(0.01)	$(0.01)

(Loss) per share - diluted	$(0.01)	$(0.01)

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	2006	2005

Options	4,159,938	3,789,257
Warrants	15,384,197	15,434,197
Potential common equivalents	19,544,135	19,223,454

10.	Lease Commitments

On August 27, 2004 the Company signed a twenty-six month non-cancelable operating lease agreement for an office in Scottsdale, Arizona The lease for the Scottsdale facility expired October 31, 2006 at a rental rate of $3,051 per month before taxes for the remainder of the lease. On October 20, 2006 NSC executed a lease for 1,601 square feet of office/warehouse space at 8361 E. Evans Road, Suite 106 Scottsdale, Arizona 85260. The lease for this Scottsdale facility commenced on November 1, 2006 and expires October 31, 2008 and is at a base rental rate of $1,963 per month before taxes.

Future minimum lease obligations at September 30, 2006 are as follows:

Year ending September 30,	Amount

2007	$24,184
2008	23,759
2009	1,985
$49,928

Rent expense for the years ended September 30, 2006 and 2005 was approximately $39,000 and $33,000, respectively.

11.	Income Taxes

Deferred income taxes consist of the following at September 30, 2006 and 2005:

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

	2006	2005

Tax Benefit of net operating loss carry-forwards and start up costs	$6,600,000	$6,343,000
Impairment reserves	159,000	36,000
Compensation payable	36,000	26,000
Allowance for doubtful accounts	–	9,000
Total	6,795,000	6,414,000
Valuation allowance	(6,795,000)	(6,414,000)
	$–	$–

A reconciliation of expected to actual taxes follows

	2006	2005

Expected federal and state tax recovery at 40%	$(378,000)	$(456,000)
Non-deductible stock compensation	–	–
Other	9,000	(17,000
	(369,000)	(473,000)
Tax benefits not realized - valuation allowance	369,000	473,000
Realized tax benefit	$–	$–

The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2006 and 2005, the valuation allowance increased by $369,000 and $473,000, respectively.

The Company has net operating loss carry-forwards of approximately $16,500,000 at September 30, 2006, which may be used to offset future federal taxable income through 2025 and state taxable income through 2011.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

12.	Related Party Transactions

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

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

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

On November 23, 2005, Mr. Grollman agreed to convert approximately $18,000 of our accounts payable and accrued expense indebtedness to him to 500,00 shares of our restricted common stock, the rate of the average market price per share of $0.036.

On April 7, 2006, Mr. Grollman agreed to convert approximately $16,000 of his back pay to 500,000 shares of our restricted common stock, the rate of the average market price per share of $0.032.

On March 15, 2006, Mr. Clark agreed to convert approximately $15,050 of his back pay to 430,000 shares of our restricted common stock, the rate of the average market price per share of $0.035.

On May 25, 2006, Mr. Clark agreed to convert approximately $40,250 of his back pay to 1,150,000 shares of our restricted common stock, the rate of the average market price per share of $0.035.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

The CEO and the President have employment contracts previously filed with the SEC that include termination clauses that fully vest their ownership of shares.

13.	Disclosures About Fair Value of Financial Instruments

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

Since the fair value is estimated as of September 30, 2006, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. On September 30, 2006, we took an impairment charge of $289,100 against our investment in TurboWorx, Inc. The Company’s investment in these equity securities was carried at $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005. The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring, we determined in September 2006 that is was appropriate to impair this investment up to its full value, due to serious financial distress we believe is happening at TurboWorx.

14.	Stock Options and Warrants

Stock Options

As of September 30, 2006, the Company has a stock-based compensation plan wherein officers and employees were granted stock options. The Company applies APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

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

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Options Outstanding, September 30, 2004	3,709,257	$0.82	$0.02
Granted	80,000	0.10	0.07
Exercised	–	–	–
Expired	–	–	–
Options Outstanding, September 30, 2005	3,789,257	$0.81	$0.02
Granted	370,681	0.04	0.03
Exercised	–	–	–
Expired	–	–	–
Options Outstanding, September 30, 2006	4,159,938	$0.74	$0.01

As of September 30, 2006, we have issued options to purchase an aggregate of 4,159,938 shares of our common stock leaving a balance of 2,840,062 available for grant. Also as of September 30, 2006, 4,159,938 options are exercisable and 4,159,938 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan. No options have been exercised or have expired during the year ended September 30, 2006.

The following table summarizes the status of stock options outstanding at September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Outstanding	Price

$0.03 to $0.04	370,681	9.9	$0.04	370,681	$0.04
$0.05 to $0.46	2,479,257	6.8	$0.18	2,479,257	$0.18
$0.47 to $1.84	1,000,000	4.4	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	4.6	$2.49	310,000	$2.49
Total	4,159,938	5.8	$0.74	4,159,938	$0.74

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

Warrants

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Warrants Outstanding, September 30, 2004	18,249,197	$0.21	$0.15
Granted	2,185,000	0.09	0.05
Exercised	–	–	–
Cancelled	–	–	–
Expired	(5,000,000)	0.03	0.03
Warrants Outstanding, September 30, 2005	15,434,197	$0.17	$0.09
Granted	1,150,000	0.04	0.03
Exercised	–	–	–
Cancelled	(1,200,000)	0.09	0.03
Expired	–	–	–
Warrants Outstanding, September 30, 2006	15,384,197	$0.15	$0.01

The warrants outstanding as of September 30, 2006 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price

$0.035 to $0.035	500,000	$0.035	4.92	500,000	$0.035
$0.036 to $0.036	200,000	$0.036	2.63	200,000	$0.036
$0.050 to $0.050	450,000	$0.050	2.84	450,000	$0.050
$0.062 to $0.062	135,000	$0.062	1.73	135,000	$0.062
$0.090 to $0.090	50,000	$0.090	1.97	50,000	$0.090
$0.100 to $0.100	3,108,497	$0.100	4.10	3,108,497	$0.100
$0.110 to $0.110	7,750,700	$0.110	2.52	7,750,700	$0.110
$0.130 to $0.130	640,000	$0.130	0.27	640,000	$0.130
$0.350 to $0.350	1,000,000	$0.350	0.75	1,000,000	$0.350
$0.500 to $0.500	1,275,000	$0.500	0.75	1,275,000	$0.500
$0.750 to $0.750	275,000	$0.075	0.75	275,000	$0.075
	15,384,197			15,384,197

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

During the year ended September 30, 2006, the Company has issued 1,150,000 warrants for financing activities. Each warrant entitles its owner to purchase one common share of the Company at purchase prices ranging from of $0.035 to $0.500 with expiry dates ranging from April 2009 to August 2011.

On April 27, 2006, in connection with a short term financing note for $16,625, the Company issued to a shareholder a warrant to purchase 100,000 shares of common stock exercisable at $0.036 per share through April 27, 2009, which was determined to have a debt discount of $2,272. The debt discount of $2,272 was expensed to interest expense during the current quarter.

On May 31, 2006, in connection with a short term financing note for $20,000, the Company issued to a shareholder a warrant to purchase 100,000 shares of common stock exercisable at $0.036 per share through May 31, 2009, which was determined to have a debt discount of $2,984. The debt discount of $ 2,984 was expensed to interest expense during the current quarter.

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

During the quarter ended June 30, 2006, a share purchase warrant to purchase 1,200,000 shares, with an exercise price of $.090, was cancelled

On June 30, 2006, 250,000 share purchase warrants, with exercise prices ranging from $0.350 to $0.075, which would have expired on June 30, 2006, had their expiry date extended for one year. It was determined that there was no expense involved with the extension of the expiry dates.

On August 8, 2006, in connection with a short term financing note for $50,000, the Company issued to a shareholder a warrant to purchase 500,000 shares of common stock exercisable at $0.035 per share through August 8, 2011, which was determined to have a debt discount of $15,431. The debt discount of $15,431 was expensed to interest expense.

On August 8, 2006, we raised $10,000 from a private placement and issued 571,429 shares of common stock at an average market price per share of $0.0175. In connection with this private placement, we issued a warrant to purchase 250,000 shares of our common stock exercisable at $0.050 per share through August 30, 2009. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.3.

No share purchase warrants have been exercised during the fiscal year 2006.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

15.	Commitments and Contingencies

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

16.	Notes Payable and Long Term Debt

As of September 30, 2006 and 2005, all long-term debt consisted of the following notes payable:

	2006	2005

Note payable to shareholder; unsecured; non-interest bearing; matures in June 2006; repayment may be made by the Company with either cash or its restricted common stock or a combination of cash and stock.	$43,250	$43,250
Note payable to an Officer of the Company; interest at 6%; principal and interest payable on demand; unsecured.	159,000	159,000
Note payable to shareholder; unsecured; non-interest bearing		3,000
Note payable to shareholder; unsecured; interest at 6%		5,000
Note payable to an employee; interest at 6%; principal and interest payable on demand; unsecured.		8,900
Note payable to shareholder; unsecured; non-interest bearing	1,000	–
Note payable to shareholder; unsecured; non-interest bearing	1,500	–
Note payable to shareholder; unsecured; non-interest bearing	1,000	–
Note payable to shareholder; secured; interest at 12%	16,625	–
Note payable to shareholders; secured; interest at 12%	20,000	–
Note payable to an investment fund; payable in full in November 2010; interest at 8% payable semi-annually in May and November; unsecured.	175,000	–
Note payable to shareholders; secured; interest at 12%	50,000	–
	467,375	219,150
Less:
Current portion of long term debt	(292,375)	(219,150)
Discount	(42,140)	–
Beneficial conversion feature	(8,112)	–
Long-term debt, net of current portion	$124,748	$–

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

On June 11, 2003, the Company issued a three-year interest free convertible unsecured note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Mr. Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time before the three-year period elapses with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. The Company intends to convert this to its restricted common stock upon request from Mr. Ross. Mr. Ross retired from the Company’s board on September 30, 2003.

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

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of SAP’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the SAP purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 we were in default of the payment terms of this note, however, a partial payment towards principal and interest of $5,258 was made on October 6, 2006.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At September 30, 2006 we were in default of the payment terms of this note.

NATIONAL SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
For the Years Ended September 30, 2006 and 2005

On August 8, 2006, we secured a short-term loan of $50,000 from a shareholder. The loan carries an origination/placement fee of $2,000 and has a perfectible security interest a) in the purchase orders of Gilbert School District and Jefferson County School District and b) a lien in property owned by Graham Clark at 15449 N. Cabrillo Drive, Fountain Hills, AZ 85268. The interest rate on the loan is 12%. The transaction also included 500,000 warrants to purchase our common stock at $0.035 at any time before August 8, 2011. The note had a maturity date of November 6, 2006.

The aggregate maturities of long-term debt for the fiscal periods ended September 30, were as follows:

2007	$292,375
2008	–
2009	–
2010	–
2011	175,000
$467,375

An outstanding note payable at September 30, 2005 of $8,900 was secured by an invoice for $8,330 included in the trade receivables total of $35,168 at September 30, 2005. The note was paid in full on November 3, 2005.

17.	Subsequent Events

On December 20, 2006 we extended the maturity date of the short-term loan of $50,000 secured on August 8, 2006 from November 6, 2006 to March 31, 2007. The extension term carried a two percent loan extension fee and included 500,000 warrants to purchase our common stock at $0.035 at any time before August 8, 2011.

On October 20, 2006 NSC executed a lease for 1,601 square feet of office/warehouse space at 8361 E. Evans Road, Suite 106 Scottsdale, Arizona 85260. The lease for this Scottsdale facility commenced on November 1, 2006 and expires October 31, 2008 and is at a base rental rate of $1,963 per month before taxes.