Form 10QSB
period 2006-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2007-02-20
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

000-28745
(Commission File No.)

______________

NATIONAL SCIENTIFIC CORPORATION
(Name of Small Business Issuer in its Charter)
______________

Texas	86-0837077
(State of Incorporation)	(I.R.S. Employer Identification No.)

8361 E. Evans Road, Suite 106
Scottsdale, AZ	85260-3617
(Address of Principal Executive Offices)	(Zip Code)

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

There were 99,108,039 shares of Common Stock, par value $.01 per share, outstanding at February 16, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements
NATIONAL SCIENTIFIC CORPORATION

Unaudited Condensed Balance Sheets
December 31, 2006 and September 30, 2006

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,799	$43,899
Trade receivables, net	183,785	141,498
Inventory, net	685	6,020
Other assets	2,025	5,570
Total current assets	192,294	196,987

Property and equipment, net	933	1,037
Deposits	2,340	2,000
Deferred financing costs	18,400	19,600
Total assets	$213,967	$219,624

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable - related parties	$57,666	$83,584
Accounts payable - other	171,299	165,593
Accrued expenses	935,538	848,446
Due to factors	135,757	104,400
Notes payable - related party	159,000	159,000
Notes payable - other	136,375	133,375
Total current liabilities	1,595,635	1,494,398

Notes payable, net of current portion	127,825	124,748
Total liabilities	1,723,460	1,619,146

Commitments and contingencies	–	–

Shareholders’ (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding of 99,108,039 at December 31, 2006 and September 30, 2006	991,081	991,081
Additional paid-in capital	22,417,824	22,405,152
Accumulated deficit	(24,918,398)	(24,795,755)
Total shareholders’ (deficit)	(1,509,493)	(1,399,522)
Total liabilities and shareholder’s (deficit)	$213,967	$219,624

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION

Unaudited Condensed Statements of Operations
For the Quarters Ended December 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005

Revenues	$138,216	$77,679
Cost of Sales	71,975	52,839

Gross profit	66,241	24,840

Costs and expenses
Salaries and benefits	71,322	83,127
Research and development	43,453	88,078
Stock compensation	3,000	–
Other	34,943	42,818
Total costs and expenses	152,718	214,023

Loss from operations	(86,477)	(189,183)

Other income (expense)
Other income	740	–
Interest expense	(35,706)	(16,409)
Amortization of deferred financing costs	(1,200)	(800)
	(36,166)	17,209)
Loss before income taxes	(122,643)	(206,392)
Income tax (expense)	–	–

Net loss	$(122,643)	$(206,392)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	99,108,039	95,090,024

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION

Unaudited Condensed Statements of Cash Flows
For the Quarters Ended December 31, 2006 and 2005

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Cash flows from operating activities:
Net loss	$(122,643)	$(206,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	1,661
Stock options issued for services	3,000	–
Warrant expense	9,672	–
Amortization of deferred financing costs	1,200	800
Amortization of debt discount	2,580	1,720
Amortization of beneficial conversion feature	497	331
Changes in assets and liabilities:
Decrease (increase) in inventory, net	5,335	5,546
Decrease (increase) in receivables, net	(42,287)	5,607
Decrease (increase) in other assets and deposits	3,205	(13,837)
Increase (decrease) in accounts payable and accrued expenses	66,880	84,562
Net cash used in operating activities	(72,457)	(120,002)

Cash flows from financing activities:
Proceeds from notes payable	8,000	175,000
Repayment of notes payable	(5,000)	(16,900)
Net proceeds from factors	31,357	–
Payment of financing costs	–	(24,000)
Net cash provided by financing activities	34,357	134,100

Net (decrease) increase in cash and cash equivalents	(38,100)	14,098
Cash and cash equivalents, beginning of period	43,899	1,616

Cash and cash equivalents, end of period	$5,799	$15,714
Supplementary Disclosure of Cash Flow Information
Cash paid for interest	$10,343	$556
Conversion of accounts payable and accrued expenses to equity	$–	$18,000
Debt discount and beneficial conversion feature	$–	$61,533

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION

Unaudited Condensed Statement of Changes in Shareholders’ (Deficit)
For the Three Months Ended December 31, 2006

	Common Stock		Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2006	99,108,039	$991,081	–	$–	$22,405,152	$(24,795,755)	$(1,399,522)

Common stock options granted	–	–	–	–	3,000	–	3,000

Warrants issued with debt	–	–	–	–	9,672	–	9,672

Net loss	–	–	–	–	–	(122,643)	(122,643)

Balance, December 31, 2006	99,108,039	$991,081	–	$–	$22,417,824	$(24,918,398)	$(1,509,493)

See accompanying notes to financial statements, which are an integral part of the financial statements.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

1.	Summary of Significant Accounting Policies and Use of Estimates:

Basis of Presentation and Going Concern:

The accompanying financial statements have been prepared by National Scientific Corporation (“NSC” or the “Company” or “We”), without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The statements have been prepared on the basis that the Company will continue as a going concern. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2006.

Use of Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition:

The Company recognizes revenue on the sale of its products at the time of delivery.

Earnings per Share:

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company calculated using the treasury stock method.

Stock-Based Compensation:

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this transition method, stock-based compensation expense for the three months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to October 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). All stock based compensation awards were fully vested as of September 30, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which in the case of option grants is ten years. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We estimate fair value using the Black-Scholes option-pricing model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over two years prior to the award;

•	Risk-free interest rate is equivalent to the implied yield on U.S. Treasury bills with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the financial statements for a further discussion on stock-based compensation.

There were no stock awards granted and no shares were issued in the three months ended December 31, 2005.

2.	Stock-Based Compensation:

Stock Options:

On October 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. Prior to October 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the three months ended December 31, 2006 includes compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of September 30, 2006. The results for prior periods have not been restated.

As of December 31, 2006, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. We apply APB 25 and related interpretations in accounting for the plan. Accordingly, compensation expense is equal to the difference between the exercise price of the options granted and the fair value of the common stock at the date of the grant.

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

As of December 31, 2006, we have issued options to purchase an aggregate of 4,330,055 shares of our common stock leaving a balance of 2,669,945 available for grant. Also as of December 31, 2006, 4,330,055 options are exercisable and 4,330,055 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

No options have been exercised or have expired during the three months ended December 31, 2006.

The following tables summarizes the status of stock options outstanding at December 31, 2006:

		Weighted	Weighted
	Number	Average	Average	Aggregate	Aggregate
	of	Exercise	Fair	Intrinsic	Fair
	Shares	Price	Value	Value	Value

Options Outstanding, September 30, 2006	4,159,938	$0.74	$0.01	–	$60,673
Granted	170,117	0.03	0.02	–	3,931
Exercised	–	–	–	–	–
Canceled	–	–	–	–	–
Options Outstanding, December 31, 2006	4,330,055	$0.71	$0.01	–	$64,604

All options outstanding at December 31, 2006 are considered to have no intrinsic value since they had an exercise price above the closing price of our common stock as of that date.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	(In Years)	Price	of Shares	Price

$0.02 to $0.03	150,117	9.94	$0.03	150,117	$0.03
$0.05 to $0.46	390,681	9.68	$0.04	390,681	$0.04
$0.05 to $0.46	2,479,257	6.29	$0.18	2,479,257	$0.18
$0.47 to $1.84	1,000,000	3.92	$1.84	1,000,000	$1.84
$1.85 to $3.00	310,000	4.06	$2.49	310,000	$2.49
Total	4,330,055	6.78	$0.71	4,330,055	$0.71

As required by SFAS 123R, the fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing method for footnote disclosure with the following assumptions to value options for the three months ended December 31, 2006:

Risk-free interest rate	4.46% to 4.61%
Expected life (years)	10
Expected volatility	91.4% to 147.6%
Expected dividends	None
Forfeitures assumed	None

All options outstanding at December 31, 2006 are considered to have no intrinsic value since they had an exercise price above the closing price of our common stock as of that date.

No options were forfeited in the quarter ended December 31, 2006.

The following table illustrates the effect on net loss and loss per share for the three months ended December 31, 2005 if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

December 31, 2005

Net loss as reported	$(206,392)
Deduct: Total stock based compensation expense as determined under the fair value method	–
Add: Total stock based compensation recorded in the statement of operations	–

Pro forma net loss	$(206,392)
Loss per share as reported	(0.00)
Loss per share, pro forma	(0.00)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure. During the three months December 31, 2005, the Company did not grant any options under the 2000 Stock Option Plan.

Warrants:
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Shares	Price	Value

Warrants Outstanding, September 30, 2006	15,384,197	$0.15	$0.01
Granted	500,000	0.04	0.02
Exercised	–	–	–
Canceled	–	–	–
Warrants Outstanding, December 31, 2006	15,884,197	$0.15	$0.01

The warrants outstanding as of December 31, 2006 were as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price

$0.035 to $0.035	1,000,000	0.035	4.67	1,000,000	0.035
$0.036 to $0.036	200,000	0.036	2.37	200,000	0.036
$0.050 to $0.050	450,000	0.050	2.59	450,000	0.050
$0.062 to $0.062	135,000	0.062	1.48	135,000	0.062
$0.090 to $0.090	50,000	0.090	1.72	50,000	0.090
$0.100 to $0.100	3,108,497	0.100	3.85	3,108,497	0.100
$0.110 to $0.110	7,750,700	0.110	2.27	7,750,700	0.110
$0.130 to $0.130	640,000	0.130	0.01	640,000	0.130
$0.350 to $0.350	1,000,000	0.350	0.50	1,000,000	0.350
$0.500 to $0.500	1,275,000	0.500	0.50	1,275,000	0.500
$0.750 to $0.750	275,000	0.750	0.50	275,000	0.075
	15,884,197			15,884,197

On December 20, 2006 a note for $50,000, with a maturity date of November 6, 2006, was extended to March 31, 2007. The extension agreement included an extension fee of $1,000 and 500,000 warrants to purchase our common stock at $0.035 at any time before December 8, 2011. The warrants were determined to have a debt discount of $9,672. The extension fee of $1,000 and debt discount of $9,672 were fully amortized to interest expense in the quarter ended December 31, 2006 as they were incurred in connection with a short-term loan.

Assumptions utilized to value warrants were as follows:

Risk-free interest rate	4.57%
Expected life (years)	5
Expected volatility	162.90%
Expected dividends	None
Forfeitures assumed	None

During the three months ended December 31, 2006, no share purchase warrants were exercised or have expired and no warrants were forfeited during the same quarter.

3.	Trade Receivables

Trade receivables are net of reserves:

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)

Trade receivables	$183,785	$141,498
Less: reserves	–	–
	$183,785	$141,498

On September 7, 2005, we entered into a factoring agreement with United Capital Funding (UCF) of Florida. UCF is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to improve our cash flow with this arrangement.

Under the arrangement, we sell to UCF as absolute owner, invoices that we submit to UCF to be factored. Upon purchase, UCF assumes the risk of non-payment on purchased invoices, so long as the cause of non-payment is solely due to the occurrence of an insolvency event. As collateral securing the obligations, we grant UCF a continuing first priority security interest in all accounts and related inventory. Notwithstanding the creation of the above security interest, our relationship with UCF is one of Seller and Purchaser of accounts, and not that of lender and borrower. However, as there is certain recourse for non-payment, the accounts receivable are recorded at the estimated realizable value, net of allowances and the net advanced amount from UCF is recorded as an obligation at December 31, 2006 and September 30, 2006. The initial and periodic factoring fee is .45% of the face amount of factored invoices. The factoring period is five days and the purchase price is 80% of the face amount, excluding sales tax.

UCF typically advances to us 80% of the total amount of invoices factored, excluding sales tax. UCF retains 20% of the outstanding factored invoices as a reserve, which it holds until the customer pays the factored invoice to UCF.

As of December 31, 2006, Trade Receivables of $183,785 included factored invoices totaling $175,509. As of September 30, 2006, Trade Receivables of $141,498 included factored invoices totaling $140,875.

4.	Inventory, net

Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is determined on a FIFO (first-in, first-out) basis.

Inventory, net consisted of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)

Inventory, gross	$65,287	$70,622
Less: reserve for obsolescence	(64,602)	(64,602)
Inventory, net	$685	$6,020

We marked down our inventory of Gotcha!® products, during the two years ended September 30, 2006 by $64,602 for estimated obsolescence based on assumptions about age of the inventory and current demand.

5.	Accrued Expenses

Accrued expenses consisted of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)

Salaries and vacation pay - current management and staff	$654,243	$585,678
Salaries and vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	42,393	37,342
Interest	114,277	101,698
Employee stock retainage pool	50,250	50,250
Other liabilities	45,000	44,103
	$935,538	$848,446

6.	Notes payable and Long-Term debt

As of December 31, 2006 and 2005, all long-term debt consisted of the following notes payable:

	December 31, 2006	September 30, 2006
	(Unaudited)	(Audited)

Note payable to shareholder; unsecured; non-interest
bearing; matures in June 2006; repayment may be made by the
Company with either cash or its restricted common stock
or a combination of cash and stock.	$43,250	$43,250
Note payable to an Officer of the Company; interest
at 6%; principal and interest payable on demand; unsecured.	159,000	159,000
Note payable to shareholder; unsecured; non-interest bearing; payable on demand	1,000	1,000
Note payable to shareholder; unsecured; non-interest bearing; payable on demand	1,500	1,500
Note payable to shareholder; unsecured; non-interest bearing; payable on demand	1,000	1,000
Note payable to shareholder; secured; interest at 12%; payable on demand	11,625	16,625
Note payable to shareholder; secured; interest at 12%; payable on demand	20,000	20,000
Note payable to an investment fund; payable in full in November 2010; interest at 8%
payable semi-annually in May and November, unsecured	175,000	175,000
Note payable to shareholder; secured; interest at 12%; payable on demand	50,000	50,000
Note payable to an employee; unsecured; interest at 6%; payable on demand	8,000	–
	470,375	467,375
Less:
Current portion of long term debt	(295,375)	(292,375)
Discount	(39,560)	(42,140)
Beneficial conversion feature	(7,615)	(8,112)
Long-term debt, net of current portion	$127,825	$124,748

On June 11, 2003, the Company issued a three-year interest free convertible note of $43,250, with no payments required of the Company until the end of the three-year period, to its then-Director Mr. Lou Ross for past services rendered (See 10-KSB report for the year ended September 30, 2003). The Company can pay this note at any time with either cash or its common restricted stock or a combination of cash and stock, at its sole discretion. The Company intends to convert this note to its restricted common stock upon request from Mr. Ross. Mr. Ross retired from the Company’s board on September 30, 2003.

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. As of December 31, 2006, these loans were outstanding.

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at an effective annual interest rate of 8%. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding. The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over the term of the note, which is approximately 60 months, and are included in the statement of operations as financing costs.

In March and April 2006, we secured short-term loans in the aggregate principal amount of $3,500. The loans are unsecured and non-interest bearing and payable on demand.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer's purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and December 31, 2006 we were in default of the payment terms of this note, however, a partial payment towards principal and interest of $5,258 was made on October 6, 2006.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At September 30, 2006 and December 31, 2006 we were in default of the payment terms of this note.

On August 8, 2006, we secured a short-term loan of $50,000 from a shareholder. The loan carries an origination/placement fee of $2,000 and has a perfectible security interest a) in the purchase orders of Gilbert School District and Jefferson County School District and b) a lien in property owned by Graham Clark at 15449 N. Cabrillo Drive, Fountain Hills, AZ 85268. The interest rate on the loan is 12%. The transaction also included 500,000 warrants to purchase our common stock at $0.035 at any time before August 8, 2011. The note had a maturity date of November 6, 2006. On December 20, 2006, this note was extended to March 31, 2007. The extension agreement included an extension fee of $1,000 and 500,000 warrants to purchase our common stock at $0.035 at any time before December 8, 2011. The warrants were determined to have a debt discount of $9,672. The extension fee of $1,000 and debt discount of $9,672 were fully amortized to interest expense in the quarter ended December 31, 2006 as they were incurred in connection with a short term loan.

On December 27, 2006, we signed a loan agreement with an employee for $8,000. The loan is unsecured and carries an interest rate of 6%.

The aggregate maturities of long-term debt were as follows:

2007	$295,375
2008	–
2009	–
2010	–
2011	175,000
$470,375

7.	Earnings Per Share

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three months ended December 31, 2006 and December 31, 2005.

	December 31, 2006	December 31, 2005

Net (loss)	$(122,643)	$(206,392)
Weighted average shares:
Average shares outstanding	99,108,039	95,090,024
Effect of diluted shares	–	–
Average shares outstanding adjusted for dilutive effect	99,108,039	95,090,024
(Loss) per share - basic	$(0.00)	$(0.00)
(Loss) per share - diluted	$(0.00)	$(0.00)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	December 31, 2006	December 31, 2005

Options	4,330,055	3,789,257
Warrants	15,884,197	15,434,197

Potential common equivalents	20,214,252	19,223,454

8.	Subsequent Events

On or around January 15, 2007, we secured short-term thirty-day loans totaling $12,725 from four shareholders. The loans are unsecured and non-interest bearing or carry nominal interest only. These loans are expected to be repaid in February 2007.

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

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

We generated $138,216 of revenue during the three months ended December 31, 2006 compared to $77,679 during the three months ended December 31, 2005. During the three months ended December 31, 2006, the Company’s continued focus on business-oriented products, such as Travado IBUS™ and Travado Mini™, generated all of the revenues of $138,216, while no revenues were generated from its consumer-oriented Gotcha!® products. The initial deliveries of its business-oriented products, such as Travado IBUS™, which entered the market in March 2005 generated sales of $76,680 in the three months ended December 31, 2005 while the consumer-oriented products such as Gotcha!® generated sales of $999.

Gross profit increased to $66,241 in the three months ended December 31, 2006 from $24,840 in the three months ended December 31, 2005 due to the higher volume of sales, increased average unit selling prices and improved production efficiencies in the quarter ended December 31, 2006.

Costs and expenses were $152,718 in the three months ended December 31, 2006 compared to $214,023 in the three months ended December 31, 2005.

Salaries and benefits, of administration and marketing personnel decreased to $71,322 in the three months ended December 31, 2006 from $83,127 in the three months ended December 31, 2005. This decrease is mainly attributable to staff reductions and the reduction of hours worked by part-time employees.

Research and development expenditures decreased to $43,453 for the three months ended December 31, 2006 from $88,078 for the three months ended December 31, 2005 mainly because two engineers took a leave of absence in January 2006 and were not replaced. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist us in taking products to market faster. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock compensation for the three months ended December 31, 2006 totaled $3,000. There was no stock compensation in the three months ended December 31, 2005.

Other expenses decreased in the three months ended December 31, 2006 to $34,943 from $42,818 in the three months ended December 31, 2005 as a result of reductions in depreciation, insurance costs, accountant’s fees, marketing, selling, telephone, insurance, rent and statutory filing fees. The expense reductions were somewhat offset by increases in expenses such as factor’s fees and travel expenses.

Interest expenses increased to $35,706 during the three months ended December 31, 2006 from $16,409 in the three months ended December 31, 2005 due to the provision in the fiscal 2006 of interest for the interest bearing Notes Payable and the amortization of the discount on the conversion feature related to the notes.

During the three months ended December 31, 2006, amortization of deferred financing costs, amounting to $1,200 have been charged to operations as compared to amortization of deferred financing costs of $800 in the same period in 2005.

Liquidity and Capital Resources

As of December 31, 2006, NSC’s cash and cash equivalents totaled $5,799 and total current assets were $192,294. NSC has recently initiated product-marketing efforts after several years of research and development and has not yet reached break even in terms of both cash flow and profitability. As of December 31, 2006, NSC has total liabilities of $1,723,460 including notes payable of $423,200, accounts payable of $228,965, accrued expenses of $935,538 and amounts due to factors of $135,757. The accounts payables total of $228,965 includes invoices of approximately $75,000 that are aged over three years. The accrued expenses total of $935,538 includes approximately $559,000 of unpaid wages.

We have an accumulated deficit of approximately $24.9 million as of December 31, 2006 which includes approximately $10 million of non-cash transactions, in fiscal years 2000 and 2001, for restricted common stock issued as payment for research, consulting and capital formation expenses. A substantial portion of the consulting expenses related to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. These shares were later returned to us. We expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. Accumulated cash used in operating services from the Company’s inception to December 31, 2006 totaled approximately $8.7 million.

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

We believe that our current cash position as of December 31, 2006, including cash funds arising from the exercise of outstanding options, and secured plant assets from legal settlements, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws.

Cash used in operations was $72,457 for the three months ended December 31, 2006 compared with $120,002 for the three months ended December 31, 2005. The decrease in cash used in operations resulted from the decrease in costs and expenses.

Other Subsequent Events

Effective January 2007, Epstein, Weber & Conover, PLC (“Epstein Weber”) combined its practice with Moss Adams LLP (“Moss Adams”) and therefore resigned as the independent registered public accounting firm for the Company. According to information provided to the Company, all of the partners of Epstein Weber have become partners of Moss Adams. The effective date of the resignation as regards the Company was January 26, 2007. The reports of Epstein Weber on the Company’s financial statements for the fiscal years ended September 30, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of an explanatory paragraph in the opinion related to the financial statements indicating substantial doubt about the Company’s ability to continue as a going concern. In connection with the audits of the Company’s financial statements for the fiscal years ended September 30, 2006 and 2005, (1) there were no disagreements with Epstein Weber on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Epstein Weber, would have caused Epstein Weber to make reference to the matter in its report and (2) there were no “ reportable events” as that term is defined in Item 304 of regulation S-K promulgated under the Securities Exchange Act of 1934 .

Effective February 13, 2007, the Company, with approval of its audit committee, selected Semple, Marchal & Cooper, LLP ("New Auditor") to serve as the new independent registered public accounting firm for National Scientific Corporation.

During the fiscal years ended September, 2006 and 2005, and during all subsequent periods through the date of this filing, the Company has not consulted the New Auditor regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement with its former accountants or a reportable event as those terms are defined in Item 304.

The Company has authorized and requested Epstein Weber to respond fully to the inquiries of the New Auditor.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer and its President, of the effectiveness, as of December 31, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer and its President concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant negative changes in our internal control over financial reporting during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our external auditors, for the year ended September 30, 2006, Epstein Weber & Conover, PLC have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2006. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceedings pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

The Company filed one Report on Form 8-K on February 5, 2007 relating to the resignation of its Certifying Accountant with a letter from the outgoing Certifying Accountant indicating no accounting disagreements with management.

The Company filed one Report on Form 8-K on February 14, 2007 relating to the selection of its new Certifying Accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: February 20, 2006	By:	/s/ Michael A. Grollman
Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark
Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo
Gregory Szabo Director