Form 10QSB
period 2007-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2007-05-15
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 111,127,066 shares of Common Stock, par value $.01 per share, outstanding at May 9, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements
NATIONAL SCIENTIFIC CORPORATION

Condensed Balance Sheets

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$14,448	$43,899
Trade receivables, net	147,645	141,498
Inventory, net	8,156	6,020
Other assets	1,147	5,570
Total current assets	171,396	196,987

Property and equipment, net	830	1,037
Deposits	2,340	2,000
Deferred financing costs,net	17,200	19,600
Total assets	$191,766	$219,624

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable - related parties	$34,768	$83,584
Accounts payable - other	148,220	165,593
Accrued expenses	977,226	848,446
Due to factors	68,880	104,400
Notes payable - related party	159,000	159,000
Notes payable - other	81,875	133,375
Total current liabilities	1,469,969	1,494,398

Notes payable, less current portion, net of discount and beneficial conversion feature of $44,099 at March 31, 2007 and $50,252 at September 30, 2006	130,901	124,748
Total liabilities	1,600,870	1,619,146

Commitments and contingencies	–	–

Shareholders’ (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding of 111,127,066 at March 31, 2007 and 99,108,039 at September 30, 2006	1,111,271	991,081
Additional paid-in capital	22,574,764	22,405,152
Accumulated deficit	(25,095,139)	(24,795,755)
Total shareholders’ (deficit)	(1,409,104)	(1,399,522)
Total liabilities and shareholder’s equity (deficit)	$191,766	$219,624

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$46,500	$10,152	$184,716	$87,831

Cost of Sales	21,510	4,120	93,485	56,959

Gross profit	24,990	6,032	91,231	30,872

Costs and expenses
Salaries and benefits	62,529	46,562	133,851	129,689
Research and development	40,834	46,465	84,287	134,543
Stock compensation	4,931	–	7,931	–
Other	34,330	44,369	69,273	87,187
Total costs and expenses	142,624	137,396	295,342	351,419

Loss from operations	(117,634)	(131,364)	(204,111)	(320,547)

Other income (expense)
Other income	25,000	–	25,740	–
Interest expense	(82,907)	(20,491)	(118,613)	(36,900)
Amortization of deferred financing costs	(1,200)	(1,200)	(2,400)	(2,000)
	(59,107)	(21,691)	(95,273)	(38,900)

Loss before income taxes	(176,741)	(153,055)	(299,384)	(359,447)
Income tax expense	–	–	–	–

Net loss	$(176,741)	$(153,055)	$(299,384)	$(359,447)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	102,116,638	95,876,681	100,595,808	95,479,030

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006

Cash flows from operating activities:
Net loss	$(299,384)	$(359,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	3,321
Stock issued for services	3,000	–
Stock options issued for services	4,931	–
Stock issued to cure default of note payable	66,000	–
Warrant expense	871	–
Amortization of deferred financing costs	2,400	2,000
Amortization of debt discount	5,160	4,300
Amortization of beneficial conversion feature	993	828
Changes in assets and liabilities:
Decrease (increase) in inventory, net	(2,136)	5,908
Decrease (increase) in receivables, net	(6,147)	8,702
Decrease (increase) in other assets and deposits	4,083	(19,228)
Increase in accounts payable and accrued expenses	107,591	215,618
Net cash used in operating activities	(112,431)	(137,998)

Cash flows from financing activities:
Increase in notes payable	20,725	177,500
Repayment of notes payable	(12,025)	(16,900)
Net proceeds from factors	(35,520)	–
Payment of financing costs	–	(24,000)
Proceeds from issuance of common stock	109,800	–
Net cash provided by financing activities	82,980	136,600

Net (decrease) increase in cash and cash equivalents	(29,451)	(1,398)
Cash and cash equivalents, beginning of period	43,899	1,616
Cash and cash equivalents, end of period	$14,448	$218

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$11,860	$625
Conversion of accounts payable and accrued expenses to equity	$45,000	$33,050
Conversion of notes payable and accrued expenses to equity	$60,200	$–
Debt discount and beneficial conversion feature	$–	$61,533

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statement of Changes in Shareholders’ Equity (Deficit)
For the Six Months Ended March 31, 2007
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2006	99,108,039	$991,081	$22,405,152	$(24,795,755)	$	$(1,399,522)

Stock issued for services
Price per share ranged
$0.0385	25,974	260	740	–		1,000
$0.0254	78,740	787	1,213	–		2,000

Stock options granted	–	–	4,931	–		4,931

Stock issued in exchange of accrued expenses for
$0.035	714,286	7,143	17,857	–		25,000
$0.030	666,667	6,666	13,334	–		20,000

Private placement of stock
Shares issued for:
$0.02	8,000,000	80,000	80,000	–		160,000
$0.03	333,360	3,334	6,666	–		10,000

Stock issued to settle dispute regarding timing of interest payment on note	2,200,000	22,000	44,000	–		66,000

Warrants issued with debt	–	–	871	–		871

Net loss	–	–	–	(299,384)		(299,384)

Balance at March 31, 2007	111,127,066	$1,111,271	$22,574,764	$(25,095,139)		$(1,409,104)

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.	Summary of Significant Accounting Policies and Use of Estimates

Nature of Business

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

Going Concern

The financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

The results of operations for the six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Accordingly, the Company recognizes revenues upon shipment of product to customers.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, other receivables, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Earnings per Share

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

Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this transition method, stock-based compensation expense for the six months ended March 31, 2007 includes compensation expense for all stock-based compensation awards granted subsequent to October 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). All stock based compensation awards were fully vested as of September 30, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which in the case of option grants is ten years. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We estimate fair value using the Black-Scholes option-pricing model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;
•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over two years prior to the award.;
•	Risk-free interest rate is equivalent to the implied yield on U.S. Treasury bills with a remaining maturity equal to the expected term of the awards; and,
•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.

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

 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this new accounting pronouncement to have a material impact.

2.	Issuance of Common Stock

In February 2007, the Company commenced a private offering of restricted common stock and common stock purchase warrants. During the period ended March 31, 2007, the Company raised $170,000 consisting of $109,800 in cash and $60,200 in debt forgiveness and issued 8,333,360 shares of restricted common stock and granted 2,720,000 warrants to purchase common stock at an exercise price of between $0.08 and $0.30 per share (market price on date of grant). 8,000,000 shares were issued at an average market price of $0.02 per share and 333,360 shares were issued at an average market price of $0.02 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

On March 19, 2007, the Company issued 714,286 of its restricted common shares to Mr. Michael Grollman, at the closing price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On March 20, 2007, the Company issued 78,740 of its restricted common shares to Mr. Greg Szabo for services as a director, at the average closing price for the quarter ended December 31, 2006 of $0.0254 .

On March 20, 2007, the Company issued 25,974 of its restricted common shares to Mr. Greg Szabo for services rendered as a director, at the average closing price for the quarter ended September 30, 2006 closing price of $0.0385.

On March 23, 2007, the Company issued 666,667 of its restricted common shares to Mr. Graham Clark, at the closing price of $0.030 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On March 23, 2007, the Company issued 2,200,000 of its restricted common shares to a note holder, at the closing price of $0.030 to settle a dispute regarding payment timing of interest on the note.

3.	Stock-Based Compensation

Stock Options

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2007 includes compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of September 30, 2006. The results for prior periods have not been restated.

As of March 31, 2007, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. Under the 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company’s common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001.

As of March 31, 2007, we have issued options to purchase an aggregate of 4,346,756 shares of our common stock, under the plan, leaving a balance of 2,653,244 available for grant. Also as of March 31, 2007, 4,346,756 options are exercisable and , 4,346,756 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

The following table summarizes the stock option activity during the first six months of fiscal 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate	Aggregate
	of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (1)	Value	Value (2)

Options Outstanding, September 30, 2006	4,159,938	$0.74	5.80	$60,673
Granted	186,818	0.03	9.80	4,930
Exercised	–	–		–
Forfeited or expired	–	–		–
Options Outstanding, March 31, 2007	4,346,756	$0.71	6.56	$65,603	$8,556
Options Exercisable March 31, 2007	4,346,756	$0.71	6.56	$65,603	$8,556
____________
(1)	Remaining contractual term is presented in years
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2007, for those awards that have an exercise price currently below the closing price as of March 31, 2007. Awards with an exercise price above the closing price as of March 31, 2007 of $0.05 are considered to have no intrinsic value.

During the six months ended March 31, 2007, no options were exercised, expired or forfeited.

As required by SFAS 123R, the fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing method for footnote disclosure with the following assumptions to value options for the six months ended March 31, 2007:

Risk -free interest rate	4.46% to 4.65%
Expected life (years)	10
Expected volatility	91.4% to 181.8%
Expected dividends	None
Forfeitures assumed	None

The following table summarizes the status of stock options outstanding at March 31,2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (1)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.02 to $0.03	150,117	9.75	$0.03	150,117	$0.03
$0.04 to $0.04	407,382	9.50	$0.04	407,382	$0.04
$0.05 to $0.46	2,479,257	6.04	$0.18	2,479,257	$0.18
$1.84 to $1.84	1,000,000	3.67	$1.84	1,000,000	$1.84
$2.00 to $3.00	310,000	3.81	$2.49	310,000	$2.49
Total	4,346,756	6.56	$0.71	4,346,756	$0.71
____________
(1) Remaining contractual term is presented in years.

The following table illustrates the effect on net loss and loss per share for the three and six months ended March 31, 2006 if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three months ended March 31, 2006	Six months ended March 31, 2006

Net loss as reported	$(153,055)	$(359,447)
Deduct: Total stock based compensation as determined under the fair value method	–	–
Add: Total stock based compensation recorded in the statements of operations	–	–

Pro forma net loss	$(153,055)	$(359,447)

Loss per share as reported	$(0.00)	$(0.00)

Loss per share, pro forma	$(0.00)	$(0.00)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure. During the six months March 31, 2006, the Company did not grant any options to employees under the 2000 Stock Option Plan.

Warrants

The following table summarizes the warrant activity during the first six months of fiscal 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate	Aggregate
	of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (1)	Value	Value (2)

Warrants Outstanding, September 30, 2006	15,384,197	$0.15	2.36	$103,492
Granted	3,220,000	0.12	1.94	52,656
Exercised	–	–	–	–
Cancelled	(250,000)	0.04	4.42	(8,801)
Warrants Outstanding, March 31, 2007	18,354,197	$0.17	1.92	$147,347	$14,050
___________
(1)	Remaining contractual term is presented in years.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2007, for those awards that have an exercise price currently below the closing price as of March 31, 2007. Awards with an exercise price above the closing price as of March 31, 2007 of $0.05 are considered to have no intrinsic value.

Assumptions utilized to value warrants were as follows:

Risk-free interest rate	4.60% to 4.82%
Expected life (years)	2 to 5
Expected volatility	83.5% to 181.2%
Expected dividends	None
Forfeitures assumed	None

On December 20, 2006 a note for $50,000, with a maturity date of November 6, 2006, was extended to March 31, 2007. The extension agreement included an extension fee of $1,000 and 500,000 warrants to purchase our common stock at $0.035 at any time before December 8, 2011. The warrants were determined to have a debt discount of $9,672. The extension fee of $1,000 and debt discount of $9,672 were incurred in connection with a short-term loan and were fully amortized as interest expense in the quarter ended December 31, 2006. On March 9, 2007, as part of our private placement offering of February 2007, the lender requested to exchange the principal amount of the loan of $50,000 for 2,500,000 shares of restricted common stock and 400,000 warrants to purchase common stock at an exercise price of $0.08 per share and 400,000 warrants to purchase common stock at an exercise price of $0.15 per share. The 2,500,000 shares were issued at an average market price of $0.02 per share. The lender returned 250,000 warrants of the 500,000 warrants issued as part of the extension agreement of December 20, 2006. On March 9, 2009 the fair value of $8,801 for the 250,000 returned warrants was credited back to interest expense. All interest due on the loan was fully paid.

During the three months ended March 31, 2007, no share purchase warrants were exercised or have expired and no warrants were forfeited during the same quarter.

The following table summarizes the status of outstanding warrants at March 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (1)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.035 to $0.035	750,000	4.420	$0.035	750,000	$0.035
$0.036 to $0.036	200,000	2.130	$0.036	200,000	$0.036
$0.050 to $0.500	450,000	2.340	$0.050	450,000	$0.050
$0.062 to $0.062	135,000	1.240	$0.062	135,000	$0.062
$0.080 to $0.080	800,000	1.840	$0.080	800,000	$0.080
$0.090 to $0.090	50,000	1.470	$0.090	50,000	$0.090
$0.100 to $0.100	3,588,497	2.430	$0.100	3,588,497	$0.100
$0.110 to $0.110	7,750,700	2.020	$0.110	7,750,700	$0.110
$0.130 to $0.130	640,000	0.020	$0.130	640,000	$0.130
$0.150 to $0.150	880,000	1.840	$0.150	880,000	$0.150
$0.200 to $0.200	480,000	1.840	$0.200	480,000	$0.200
$0.300 to $0.300	80,000	1.840	$0.300	80,000	$0.300
$0.350 to $0.350	1,000,000	0.250	$0.350	1,000,000	$0.350
$0.500 to $0.500	1,275,000	0.250	$0.500	1,275,000	$0.500
$0.750 to $0.750	275,000	0.250	$0.750	275,000	$0.750
	18,354,197			18,354,197
__________
(1) Remaining contractual term is presented in years.

4.	Trade Receivables

Trade receivables are net of reserves:

	March 31, 2007 (Unaudited)	September 30, 2006 (Audited)

Trade receivables	$147,645	$141,498
Less: reserves	–	–
	$147,645	$141,498

On September 7, 2005, we entered into a factoring agreement with United Capital Funding (UCF) of Florida. UCF is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to improve our cash flow with this arrangement. Under the arrangement, we sell to UCF as absolute owner, invoices that we submit to UCF to be factored. Upon purchase, UCF assumes the risk of non-payment on purchased invoices, so long as the cause of non-payment is solely due to the occurrence of an insolvency event. As collateral securing the obligations, we grant UCF a continuing first priority security interest in all accounts and related inventory. Notwithstanding the creation of the above security interest, our relationship with UCF is one of Seller and Purchaser of accounts, and not that of lender and borrower. However, as there is certain recourse for non-payment, the accounts receivable are recorded at the estimated realizable value, net of allowances and the net advanced amount from UCF is recorded as an obligation at March 31, 2007 and September 30, 2006. The initial and periodic factoring fee is .45% of the face amount of factored invoices. The factoring period is five days and the purchase price is 80% of the face amount, excluding sales tax. UCF typically advances to us 80% of the total amount of invoices factored, excluding sales tax. UCF retains 20% of the outstanding factored invoices as a reserve, which it holds until the customer pays the factored invoice to UCF.

As of March 31, 2007, Trade Receivables of $147,645 included factored invoices totaling $91,704. As of September 30, 2006, Trade Receivables of $141,498 included factored invoices totaling $140,875.

5.	Inventory, net

Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is determined on a FIFO (first-in, first-out) basis.

Inventory, net consisted of the following at March 31, 2007 and September 30, 2006:

	March 31, 2007 (Unaudited)	September 30, 2006 (Audited)

Inventory, gross	$72,758	$70,622
Less: reserve for obsolescence	(64,602)	(64,602)
Inventory, net	$8,156	$6,020

We marked down our inventory of Gotcha!® products, during the two years ended September 30, 2006 by $64,602 for estimated obsolescence based on assumptions about age of the inventory and current demand.

6.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2007 and September 30, 2006:

	March 31, 2007 (Unaudited)	September 30, 2006 (Audited)

Salaries and vacation pay - current management and staff	$692,850	$585,678
Salaries and vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	45,936	37,342
Interest	135,007	101,698
Employee stock retainage pool	50,250	50,250
Other liabilities	23,808	44,103
	$977,226	$848,446

7.	Notes Payable and Long-Term Debt

As of March 31, 2007 and September 30, 2006, all long-term debt consisted of the following notes payable:

`	March 31, 2007 (Unaudited)	September 30, 2006 (Audited)

Non-interest bearing note payable, due June 2006; unsecured;
repayment may be made by the Company with either cash or its
restricted common stock or a combination of cash and stock	$43,250	$43,250
6% note payable to a related party; unsecured; principal and
interest payable on demand; unsecured	159,000	159,000
Non-interest bearing note payable; unsecured; payable on demand	–	1,000
Non-interest bearing note payable; unsecured; payable on demand	–	1,500
Non-interest bearing note payable; unsecured; payable on demand	1,000	1,000
12% note payable; secured; payable on demand	11,625	16,625
12% note payable; secured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010;
with semi-annual interest payments in May and November	175,000	175,000
12% note payable; secured; payable on demand	–	50,000
6% note payable; unsecured; payable on demand with 30 days prior notice	6,000	–
	415,875	467,375
Less:
Current portion of long term debt	(240,875)	(292,375)
Discount	(36,980)	(42,140)
Beneficial conversion feature	(7,119)	(8,112)
Long-term debt, net of current portion	$130,901	$124,748

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman, Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr.Grollman, with interest of 6% compounded annually from June 1, 2005. As of March 31, 2007, these loans were outstanding.

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at an effective annual interest rate of 8%. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding. The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over the term of the note, which is approximately 60 months, and are included in the statement of operations as financing costs.  Lateness was disputed regarding interest payments of May 1, 2006 and November 1, 2006. On March 23, 2007, the dispute was cured with the issue of 2,200,000 restricted shares of our common stock. The stock was valued at $0.030, the closing market price of our stock on March 23, 2007, and $66,000 was recorded as interest expense in the quarter ended March 31, 2007.

In March and April 2006 we secured short-term loans in the aggregate principal amount of $3,500. The loans are unsecured and non-interest bearing and payable on demand. $2,500 of these loans was repaid in February 2007.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and March 31, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At September 30, 2006 and March 31, 2007 this note was in default.

On August 8, 2006, we secured a short-term loan of $50,000 from a shareholder. The loan carries an origination/placement fee of $2,000 and has a perfectible security interest a) in the purchase orders of Gilbert School District and Jefferson County School District and b) a lien on property owned by Graham Clark at 15449 N. Cabrillo Drive, Fountain Hills, AZ 85268. The interest rate on the loan is 12%. The transaction also included 500,000 warrants to purchase our common stock at $0.035 at any time before August 8, 2011. The note had a maturity date of November 6, 2006. On December 20, 2006 a note for $50,000, with a maturity date of November 6, 2006, was extended to March 31, 2007. The extension agreement included an extension fee of $1,000 and 500,000 warrants to purchase our common stock at $0.035 at any time before December 8, 2011. The warrants were determined to have a debt discount of $9,672. The extension fee of $1,000 and debt discount of $9,672 were incurred in connection with a short-term loan and were fully amortized as interest expense in the quarter ended December 31, 2006. On March 9, 2007, as part of our private placement offering of February 2007, the lender requested to exchange the principal amount of the loan of $50,000 for 2,500,000 shares of restricted common stock and 400,000 warrants to purchase common stock at an exercise price of $0.08 per share and 400,000 warrants to purchase common stock at an exercise price of $0.15 per share. The 2,500,000 shares were issued at an average market price of $0.02 per share. The lender returned 250,000 warrants of the 500,000 warrants issued as part of the extension agreement of December 20, 2006. On March 9, 2007 the fair value of $8,801 for the 250,000 returned warrants was credited back to interest expense. All interest due on the loan was fully paid.

On December 27, 2006, we signed a loan agreement with an employee for $8,000. The loan is unsecured and carries an interest rate of 6%. The note is payable on demand with 30 days prior notice On February 27, 2007 we made payment of $2,000 towards the principal amount.

On or around January 15, 2007 we secured short-term thirty-day loans totaling $12,725 from four shareholders. The loans are unsecured and non-interest bearing or carry nominal interest only. In February 2007, these loans were repaid in cash or, at the request of the lenders, were exchanged for equity as part of our private placement offering of February 2007.

The aggregate maturities of long-term debt were as follows:

2007	$240,875
2008	–
2009	–
2010	–
2011	175,000
$415,875

8.	Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three months ended March 31, 2007 and March 31, 2006.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006

Net (loss)	$(176,741)	$(153,055)	$(299,384)	$(359,447)
Weighted average shares:
Average shares outstanding	102,116,638	95,876,681	100,595,808	95,479,030
Effect of dilutive shares	–	–	–	–

Average shares outstanding adjusted for dilutive effect	102,116,638	95,876,681	100,595,808	95,479,030

(Loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(Loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	March 31, 2007	March 31, 2006

Options	4,346,756	3,789,257
Warrants	18,354,197	15,434,197
Potential common equivalents	22,700,953	19,223,454

9.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.

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

Our sales during the two fiscal years ended September 30, 2004, consisted largely of sales of our Gotcha!® child safety product, and to a lesser extent of our GPS related products, including IBUS™ to Verify Systems, and early prototype versions of the TrakJack™ product to Positus Corp.

During fiscal year 2005, the Company increased its focus on its newer business-oriented products, such as Travado IBUS™, which entered the market in March 2005, and decreased its focus on consumer products, such as Gotcha!® and Followit™. Starting from the last two quarters of fiscal year 2005 and during fiscal year 2006, we have generally seen a gradual increase in the sales of our business-oriented products, although we can make no assurance that this trend will continue into any future periods. During fiscal 2007 sales have consisted entirely of Travado IBUS™ products.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

 Revenues

Revenues improved by 358% to $46,500 for the three months ended March 31, 2007 from $10,152 for the three months ended March 31, 2006. All of the revenues during the quarters ended March 31, 2007 and March 31, 2006 were generated from sales of our Travado IBUS™ products.

Gross Profit

Gross profit increased to $24,990 for the three months ended March 31, 2007 from $6,032 for the three months ended March 31, 2006 due to the higher volume of sales.The gross profit margin decreased to 54% from 59% in the respective periods as approximately 70% of the revenue in the quarter ended March 31, 2006 comprised of higher margin system upgrades.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel increased to $62,529 for the three months ended March 31, 2007 from $46,562 for the three months ended March 31, 2006 primarily because the total for the quarter ended March 31, 2006 was reduced by approximately $19,500 for excess payroll taxes.

Research and Development

Research and development expenditures decreased to $40,834 for the three months ended March 31, 2007 from $46,465 for the three months ended March 31, 2006 as the Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships.

Stock Compensation

Stock compensation for the three months ended March 31, 2007 totaled $4,931. There was no stock compensation in the three months ended March 31, 2006.

Other Expenses

Other expenses decreased in the three months ended March 31, 2007 to $34,330 from $44,369 in the three months ended March 31, 2006 as a result of reductions in depreciation, insurance costs, telephone, insurance, rent and statutory filing fees. The expense reductions were somewhat offset by increases in expenses such as factor’s fees, accountant’s fees and travel expenses.

Other Income

Other income of $25,000 in the three months ended March 31, 2007 consisted primarily of the reversal to revenue of unclaimed accrued placement agents fees of a fully amortized investment. There was no other income in the quarter ended March 31, 2006.

Interest Expense

Interest expense increased to $82,907 during the three months ended March 31, 2007 from $20,491 for the three months ended March 31, 2006. The increase primarily reflects the value of stock issued to settle a dispute regarding payment timing of interest on the note.

Amortization of Deferred Financing Costs

During the three months ended March 31, 2007 and March 31, 2006, amortization of deferred financing costs, amounted to $1,200.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenues

Revenues improved by 110% to $184,716 for the six months ended March 31, 2007 from $87,831 for the six months ended March 31, 2006. All of the revenues during the six months ended March 31, 2007 were generated from sales of our Travado IBUS™ products. During the six months ended March 31, 2006, $86,862 or 99% of the revenue was derived from our business-oriented products such as Travado IBUS™, while our consumer-oriented products such as Gotcha® generated $999 or 1% of the revenue.

Gross Profit

Gross profit increased to $91,231 for the six months ended March 31, 2007 from $30,872 for the six months ended March 31, 2006 due to the higher volume of sales, and the gross profit margin increased to 49% from 35% due to higher average unit selling prices in the half year ended March 31, 2007.

Costs and Expenses

Costs and expenses decreased to $295,342 for the six months ended March 31, 2007 from $351,419 for the six months ended March 31, 2006.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel increased to $133,851 for the six months ended March 31, 2007 from $129,689 for the six months ended March 31, 2006 primarily because the total for the six months ended March 31, 2006 was reduced by approximately $19,500 for over accrued payroll taxes.

Research and Development

Research and development expenditures decreased to $84,287 for the six months ended March 31, 2007 from $134,543 for the six months ended March 31, 2006 mainly because two engineers took a leave of absence in January 2006 and were not replaced. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist us in taking products to market faster. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation

Stock compensation for the six months ended March 31, 2007 totaled $7,931. There was no stock compensation in the six months ended March 31, 2006.

Other Expenses

Other expenses decreased in the six months ended March 31, 2007 to $69,273 from $87,187 in the six months ended March 31, 2006 as a result of reductions in depreciation, insurance costs, telephone, insurance, rent, accountant’s fees and statutory filing fees. The expense reductions were somewhat offset by increases in expenses such as factor’s fees and travel expenses.

Other Income

Other income of $25,740 in the six months ended March 31, 2007 consisted primarily of the reversal to revenue of unclaimed accrued placement agents fees of a fully amortized investment. There was no other income in the six months ended March 31, 2006.

Interest Expense

Interest expense increased to $118,613 during the six months ended March 31, 2007 from $36,900 for the six months ended March 31, 2006. The increase primarily reflects the value of stock issued to settle a dispute regarding payment timing of interest on the note.

Amortization of Deferred Financing Costs

During the six months ended March 31, 2007, amortization of deferred financing costs increased to $2,400 from $2,000 for the six months ended March 31, 2006.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of common stock and warrants in the public and private market, and to a very limited extent and only just recently, through the sale of our products. The Company has recently initiated product-marketing efforts after several years of research and development and has not yet reached break even in terms of both cash flow and profitability.

As of March 31, 2007, the Company had cash and cash equivalents of $14,448, total current assets of $171,396 and total liabilities of $1,600,870 including notes payable of $371,776, accounts payable of $182,988, accrued expenses of $977,226 and amounts due to factors of $68,880. The accounts payables total of $182,988 included invoices of approximately $75,000 that are aged over three years. The accrued expenses total of $977,226 included approximately $592,000 of unpaid wages.

Cash used in operations was $112,431 for the six months ended March 31, 2007 compared with $137,998 for the six months ended March 31, 2006. The decrease in cash used in operations resulted from the decrease in research and development expenses and other expenses.

Net cash provided by financing activities was $82,980 for the six months ended March 31, 2007 compared to $136,600 in the six months ended March 31, 2006. The decrease reflects lower debt financing from notes payable partially offset by higher proceeds from the issuance of common stock and net proceeds from factors.

We believe that our current cash position as of March 31, 2007, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Other Results of Operations

On March 31, 2007, we had an order backlog of approximately $442,065. This backlog was created by an increase during the last two fiscal quarters in Travado order volume, as well as limitations on parts availability for new Travado units as well as cash on hand for new inventory, which began to ease towards the end of March 2007. The bulk of this backlog was expected to ship during the next fiscal quarter.  This backlog included customers in the Phoenix and Tucson areas, as well as customers in Oregon and Washington.

Other Subsequent Events

As of May 15, 2007, our order backlog for Travado was approximately $473,000. This backlog was in part a holdover from the lower than expected shipments from the previous quarter, and in part due to new orders being received from both existing and new customers. The bulk of this backlog is expected to ship during the current fiscal quarter. We now have active school districts in the Phoenix and Tucson areas, as well as customers in Oregon, Washington and California which all contributed to the backlog. We believe the addition of the school district in California may be especially significant, due to the substantial size of this market, and the importance of a reference site in a local area to the Travado sale process.

We also have a significant number of proposals out for consideration at present, they include new districts in the states of Arizona, Washington, Michigan and Texas.

Our board also announced a tentative plan for a shareholders meeting in September 2007, intending to take advantage of recent SEC rulings regarding Internet Availability of Proxy Materials, which could be especially convenient for shareholders as well as a cost savings item for the Company. A formal statement from the Company regarding this meeting is expected shortly, as the implications of this new rule become clearer. The Company's board also postponed any immediate action on M&A activity, while leaving the plan active, so that management could more fully focus its efforts on operations, as this was expected to be the most effective pathway during the current quarter to improving shareholders value.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness, as of March 31, 2007, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2007, the Company commenced a private offering of restricted common stock and common stock purchase warrants. During the period ended March 31, 2007, the Company raised $170,000 consisting of $109,800 in cash and $60,200 in debt forgiveness and issued 8,333,360 shares of restricted common stock and granted 2,720,000 warrants to purchase common stock at an exercise price of between $0.08 and $0.30 per share. 8,000,000 shares were issued at an average market price of $0.02 per share and 333,360 shares were issued at an average market price of $0.02 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

On March 19, 2007, the Company issued 714,286 of its restricted common shares to Mr. Michael Grollman, at the closing price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On March 20, 2007, the Company issued 78,740 of its restricted common shares to Mr. Greg Szabo, at the average closing price of $0.0254 for services as a director.

On March 20, 2007, the Company issued 25,974 of its restricted common shares to Mr. Greg Szabo, at the average closing price of $0.0385 for services rendered as a director.

On March 23, 2007, the Company issued 666,667 of its restricted common shares to Mr. Graham Clark, at the closing price of $0.030 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On March 23, 2007, the Company issued 2,200,000 of its restricted common shares to a note holder, at the closing price of $0.030 to settle a dispute regarding payment timing of interest on the note.

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

NATIONAL SCIENTIFIC CORPORATION

Date: May 15, 2007	By:	/s/ Michael A. Grollman
Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark
Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo
Gregory Szabo Director