Form 10QSB
period 2007-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2007-08-14
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 115,261,113 shares of Common Stock, par value $.01 per share, outstanding at August 8, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements
NATIONAL SCIENTIFIC CORPORATION

Condensed Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$12,047	$43,899
Trade receivables, net	120,547	141,498
Inventory, net	10,789	6,020
Other assets	8,481	5,570
Total current assets	151,864	196,987

Property and equipment, net	726	1,037
Deposits	2,340	2,000
Deferred financing costs, net	16,000	19,600
Total assets	$170,930	$219,624

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable - related parties	$5,598	$83,584
Accounts payable - other	198,603	165,593
Accrued expenses	968,770	848,446
Due to factors	27,910	104,400
Notes payable - related party	159,000	159,000
Notes payable - other	80,875	133,375
Total current liabilities	1,440,756	1,494,398

Notes payable, less current portion, net of discount and beneficial conversion feature of $41,022 at June 30, 2007 and $50,252 at September 30, 2006	133,978	124,748
Total liabilities	1,574,734	1,619,146

Commitments and contingencies	–	–

Shareholders’ (deficit):
Preferred stock, par value $0.10; 4,000,000 shares authorized, none issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding of 115,261,113 at June 30, 2007 and 99,108,039 at September 30, 2006	1,152,611	991,081
Additional paid-in capital	22,623,440	22,405,152
Accumulated deficit	(25,179,855)	(24,795,755)
Total shareholders’ (deficit)	(1,403,804)	(1,399,522)
Total liabilities and shareholder’s equity (deficit)	$170,930	$219,624

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$216,372	$8,920	$401,088	$96,751

Cost of Sales	109,456	7,224	202,941	64,183

Gross profit	106,916	1,696	198,147	32,568

Costs and expenses
Salaries and benefits	60,110	64,057	193,961	193,746
Research and development	43,693	42,166	127,980	176,709
Stock compensation	7,336	5,723	15,267	5,723
Other	54,287	61,249	123,560	148,436
Total costs and expenses	165,426	173,195	460,768	524,614

Loss from operations	(58,510)	(171,499)	(262,621)	(492,046)

Other income (expense)
Other income	–	–	25,740	–
Interest expense	(25,006)	(29,700)	(143,619)	(66,600)
Amortization of deferred financing costs	(1,200)	(1,200)	(3,600)	(3,200)
	(26,206)	(30,900)	(121,479)	(69,800)

Loss before income taxes	(84,716)	(202,399)	(384,1007)	(561,846)
Income tax expense	–	–	–	–

Net loss	$(84,716)	$(202,399)	$(384,100)	$(561,846)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	111,706,611	97,247,987	104,299,409	96,068,682

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(384,100)	$(561,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	311	4,982
Stock issued for services	3,000	5,723
Stock options issued for services	5,794	–
Stock issued to cure default of note payable	66,000	–
Warrant expense	7,344	5,256
Amortization of deferred financing costs	3,600	3,200
Amortization of debt discount	7,740	6,880
Amortization of beneficial conversion feature	1,490	1,324
Changes in assets and liabilities:
Decrease (increase) in inventory, net	(4,769)	3,882
Decrease in receivables, net	20,951	8,093
(Increase) in other assets and deposits	(3,251)	(25,410)
Increase in accounts payable and accrued expenses	203,028	363,144
Net cash used in operating activities	(72,862)	(184,772)

Cash flows from financing activities:
Increase in notes payable	20,725	215,125
Repayment of notes payable	(13,025)	(16,900)
Net proceeds from factors	(76,490)	–
Payment of financing costs	–	(24,000)
Proceeds from issuance of common stock	109,800	10,000
Net cash provided by financing activities	41,010	184,225

Net decrease in cash and cash equivalents	(31,852)	(547)
Cash and cash equivalents, beginning of period	43,899	1,616
Cash and cash equivalents, end of period	$12,047	$1,069

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$19,522	$8,737
Conversion of accounts payable and accrued expenses to equity	$127,680	$89,300
Conversion of notes payable and accrued expenses to equity	$60,200	$–
Debt discount and beneficial conversion feature	$–	$86,172

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statement of Changes in Shareholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2007
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2006	99,108,039	$991,081	$22,405,152	$(24,795,755)	$(1,399,522)

Stock issued for services
Price per share ranged
$0.0385	25,974	260	740	–	1,000
$0.0254	78,740	787	1,213	–	2,000

Stock options granted	–	–	5,794	–	5,794

Warrants extended by one year	–	–	6,473	–	6,473

Warrants issued with debt	–	–	871	–	871

Stock issued in exchange of accrued expenses for:
$0.035	714,286	7,143	17,857	–	25,000
$0.030	666,667	6,666	13,334	–	20,000
$0.020	4,134,047	41,340	41,340	–	82,680

Private placement of stock
Shares issued for:
$0.02	8,000,000	80,000	80,000	–	160,000
$0.03	333,360	3,334	6,666	–	10,000

Stock issued to settle dispute regarding timing of interest payment on note	2,200,000	22,000	44,000	–	66,000

Net loss for the nine months ended June 30, 2007	–	–	–	(384,100)	(384,100)

Balance at June 30, 2007	115,261,113	$1,152,611	$22,623,440	$(25,179,855)	$(1,403,804)

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal years ended September 30, 2005 and 2006, and the Company’s quarterly reports on Form 10-QSB for the fiscal periods ended December 31, 2006 and March 31, 2007.

The results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, other receivables, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to their short duration, unless otherwise noted.

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

Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted subsequent to October 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). All stock based compensation awards were fully vested as of September 30, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which in the case of option grants is ten years. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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
Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the financial statements for a further discussion on stock-based compensation.

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

On June 14, 2007, the Company issued 1,000,000 of its restricted common shares to Graham Clark, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, the Company issued 378,333 of its restricted common shares to Graham Clark, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, the Company issued 1,585,714 of its restricted common shares to Michael Grollman, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, the Company issued 1,000,000 of its restricted common shares to Oscar Quadros, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 30, 2007, the Company issued 170,000 of its restricted common shares to Rhonda Jobe, at the closing price of  $0.02 in exchange for her partial forgiveness of the Company’s back pay indebtedness to her.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the nine months ended June 30, 2007 includes compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of September 30, 2006. The results for prior periods have not been restated.

As of June 30, 2007, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. Under the 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company’s common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001.

As of June 30, 2007, we have issued options to purchase an aggregate of 4,216,756 shares of our common stock, under the plan, leaving a balance of 2,783,244 available for grant. Also as of June 30, 2007, 4,216,756 options are exercisable and, 4,216,756 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

The following table summarizes the stock option activity during the first nine months of fiscal 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate	Aggregate
	of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (1)	Value	Value (2)

Options Outstanding, September 30, 2006	4,159,938	$0.74	5.80	$60,673
Granted	206,818	0.03	9.55	5,794
Exercised	–	–		–
Forfeited	(150,000)	0.15	6.41	(5,055)
Options Outstanding, June 30, 2007	4,216,756	$0.73	6.33	$61,412	$–
Options Exercisable June 30, 2007	4,216,756	$0.73	6.33	$61,412	$–
____________
(1)	Remaining contractual term is presented in years
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2007, for those awards that have an exercise price currently below the closing price as of June 30, 2007. Awards with an exercise price above the closing price as of June 30, 2007 of $0.02 are considered to have no intrinsic value.

During the nine months ended June 30, 2007, 146,818 options were granted to William Sklar, a consultant, for investor relations services. The weighted average grant date fair value of these options was $0.0323. Stock based compensation of $4,000 was recognized in the financial statements for the nine months ended June 30, 2007 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

During the nine months ended June 30, 2007, 60,000 options were granted to Greg Szabo, a director, for board services. The weighted average grant date fair value of these options was $0.0299. Stock based compensation of $1,794 was recognized in the financial statements for the nine months ended June 30, 2007 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

During the nine months ended June 30, 2007, 150,000 options were forfeited.

During the nine months ended June 30, 2007, no options were exercised or expired.

As required by SFAS 123R, the fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing method with the following assumptions to value options for the nine months ended June 30, 2007:

Risk -free interest rate	4.46% to 5.03%
Expected life (years)	5
Expected volatility	91.4% to 184.8%
Expected dividends	None
Forfeitures assumed	None

The following table illustrates the effect on net loss and loss per share for the three and nine months ended June 30, 2006 if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three months ended June 30, 2006	Nine months ended June 30, 2006

Net loss as reported	$(202,399)	$(561,846)
Deduct: Total stock based compensation as determined under the fair value method	(11,818)	(11,818)
Add: Total stock based compensation recorded in the statements of operations	5,723	5,723

Pro forma net loss	$(208,494)	$(567,941)

Loss per share as reported	$(0.00)	$(0.01)

Loss per share, pro forma	$(0.00)	$(0.01)

As required by SFAS 123, as amended, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing method for pro forma footnote disclosure. During the nine months ended June 30, 2006, the Company did not grant any options to employees under the 2000 Stock Option Plan.

Warrants

The following table summarizes the warrant activity during the first nine months of fiscal 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate	Aggregate
	of	Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term (1)	Value	Value (2)

Warrants Outstanding, September 30, 2006	15,384,197	$0.15	2.36	$103,492
Granted	3,220,000	0.12	1.94	52,656
Exercised	–	–	–	–
Cancelled or expired	(890,000)	0.08	4.42	(8,801)
Warrants Outstanding, June 30, 2007	17,714,197	$0.17	1.81	$147,347	$–
___________
(1)	Remaining contractual term is presented in years.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2007, for those awards that have an exercise price currently below the closing price as of June 30, 2007. Awards with an exercise price above the closing price as of June 30, 2007 of $0.05 are considered to have no intrinsic value.

Assumptions utilized to value warrants were as follows:

Risk-free interest rate	4.60% to 4.91%
Expected life (years)	2 to 5
Expected volatility	83.5% to 184.8%
Expected dividends	None
Forfeitures assumed	None

On December 20, 2006 a note for $50,000, with a maturity date of November 6, 2006, was extended to June 30, 2007. The extension agreement included an extension fee of $1,000 and 500,000 warrants to purchase our common stock at $0.035 at any time before December 8, 2011. The warrants were determined to have a debt discount of $9,672. The extension fee of $1,000 and debt discount of $9,672 were incurred in connection with a short-term loan and were fully amortized as interest expense in the quarter ended December 31, 2006. On March 9, 2007, as part of our private placement offering of February 2007, the lender requested to exchange the principal amount of the loan of $50,000 for 2,500,000 shares of restricted common stock and 400,000 warrants to purchase common stock at an exercise price of $0.08 per share and 400,000 warrants to purchase common stock at an exercise price of $0.15 per share. The 2,500,000 shares were issued at an average market price of $0.02 per share. The lender returned 250,000 warrants of the 500,000 warrants issued as part of the extension agreement of December 20, 2006. On March 9, 2009 the fair value of $8,801 for the 250,000 returned warrants was credited back to interest expense. All interest due on the loan was fully paid.

On June 30, 2007, our board of directors resolved to instruct management to extend the expiration date of 2,550,000 warrants previously set to expire on June 30, 2007, by twelve months.  The warrants, issued to purchase 2,550,000 shares of common stock exercisable at prices ranging from $0.35 to $0.75 per share were issued between July 2003 and March 2004 in connection with the June 2003 Private Placement Memorandum. Management began to provide notice to warrant holders of this change in August 2007. The fair value of these warrants, on June 30, 2007, determined to be $6,473 was expensed as stock based compensation.

During the three months ended June 30, 2007, 640,000 warrants with an exercise price of $0.13 expired.

During the three months ended June 30, 2007, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

4.	Trade Receivables

Trade receivables are net of reserves:

	June 30, 2007 (Unaudited)	September 30, 2006 (Audited)

Trade receivables	$120,547	$141,498
Less: reserves	–	–
	$120,547	$141,498

As of June 30, 2007, Trade Receivables of $120,547 included factored invoices totaling $34,888. As of September 30, 2006, Trade Receivables of $141,498 included factored invoices totaling $140,875.

5.	Inventory, net

Inventories, primarily finished goods, are stated at the lower of cost or market values. Cost is determined on a FIFO (first-in, first-out) basis.

Inventory, net consisted of the following at June 30, 2007 and September 30, 2006:

	June 30, 2007 (Unaudited)	September 30, 2006 (Audited)

Inventory, gross	$10,789	$70,622
Less: reserve for obsolescence	–	(64,602)
Inventory, net	$10,789	$6,020

We marked down our inventory of Gotcha!® products, during the two years ended September 30, 2006 by $64,602 for estimated obsolescence based on assumptions about age of the inventory and current demand. The inventory of Gotcha!® products was fully written off against the reserve during the quarter ended June 30, 2007.

6.	Accrued Expenses

Accrued expenses consisted of the following at June 30, 2007 and September 30, 2006:

	June 30, 2007 (Unaudited)	September 30, 2006 (Audited)

Salaries and vacation pay - current management and staff	$666,872	$585,678
Salaries and vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	47,262	37,342
Interest	149,731	101,698
Employee stock retainage pool	50,250	50,250
Other liabilities	25,280	44,103
	$968,770	$848,446

7.	Notes Payable and Long-Term Debt

As of June 30, 2007 and September 30, 2006, long-term debt consisted of the following notes payable:

`	June 30, 2007 (Unaudited)	September 30, 2006 (Audited)

Non-interest bearing note payable, due June 2006; unsecured;
repayment may be made by the Company with either cash or its
restricted common stock or a combination of cash and stock	$43,250	$43,250
6% note payable to a related party; unsecured; principal and
interest payable on demand; unsecured	159,000	159,000
Non-interest bearing note payable; unsecured; payable on demand	–	1,000
Non-interest bearing note payable; unsecured; payable on demand	–	1,500
Non-interest bearing note payable; unsecured; payable on demand	–	1,000
12% note payable; secured; payable on demand	11,625	16,625
12% note payable; secured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010;
With semi-annual interest payments in May and November	175,000	175,000
12% note payable; secured; payable on demand	–	50,000
6% note payable; unsecured; payable on demand with 30 days prior notice	6,000	–
	414,875	467,375
Less:
Current portion of long term debt	(239,875)	(292,375)
Discount	(34,400)	(42,140)
Beneficial conversion feature	(6,622)	(8,112)
Long-term debt, net of current portion	$133,978	$124,748

The aggregate maturities of long-term debt were as follows:

2007	$239,875
2008	–
2009	–
2010	–
2011	175,000
$414,875

8.	Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three and nine months ended June 30, 2007 and June 30, 2006.

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net (loss)	$(84,716)	$(202,399)	$(384,100)	$(561,846)
Weighted average shares:
Average shares outstanding	111,706,611	97,247,987	104,299,409	96,068,682
Effect of dilutive shares	–	–	–	–

Average shares outstanding adjusted for dilutive effect	111,706,611	97,247,987	104,299,409	96,068,682

(Loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

(Loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	June 30, 2007	June 30, 2006

Options	4,216,756	3,941,615
Warrants	17,714,197	14,634,197
Potential common equivalents	21,930,953	18,575,812

9.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as “should be,” “will be,” “believes,” “expects,” “anticipates,” “plans,” “intends,” “may” and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report. This report should be read in conjunction with the financial statements and other information included in the Company’s annual report on Form 10-KSB for the fiscal years ended September 30, 2006 and September 30, 2006, which is incorporated herein by reference, as well previous Form 10-QSB reports for this fiscal year, covering periods ending December 31, 2006, and March 31, 2007.

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

 Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues improved by 2,326% to $216,372 for the three months ended June 30, 2007 from $8,920 for the three months ended June 30, 2006. All of the revenues during the quarter ended, June 30, 2007 and June 30, 2006, were generated from sales of our Travado IBUS™ products.

Gross Profit

Gross profit increased to $106,916 for the three months ended June 30, 2007 from $1,696 for the three months ended June 30, 2006 due to higher profit margins and the much higher volume of sales.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel decreased to $60,110 for the three months ended June 30, 2007 from $64,047 for the three months ended June 30, 2006, primarily due to the reduction of hours worked by part-time employees.

Research and Development

Research and development expenditures increased to $43,693 for the three months ended June 30, 2007 from $42,166 for the three months ended June 30, 2006.

Stock Compensation

Stock compensation for the three months ended June 30, 2007 totaled $7,336 compared to $5,723for the three months ended June 30, 2006.

Other Expenses

Other expenses decreased in the three months ended June 30, 2007 to $54,287 from $61,249 in the three months ended June 30, 2006 as a result of reductions in depreciation, insurance costs, telephone, insurance, rent, shareholders meeting expenses and statutory filing fees. The expense reductions were somewhat offset by increases in expenses such as factor’s fees, accountant’s fees, selling expenses, freight costs, the set up of a reserve for warranty repairs and travel expenses.

Interest Expense

Interest expense decreased to $25,006 during the three months ended June 30, 2007 from $29,700 for the three months ended June 30, 2006.

Amortization of Deferred Financing Costs

During the three months ended June 30, 2007 and June 30, 2006, amortization of deferred financing costs, amounted to $1,200.

Nine months Ended June 30, 2007 Compared to Nine months Ended June 30, 2006

Revenues

Revenues improved by 315% to $401,088 for the nine months ended June 30, 2007 from $96,751 for the nine months ended June 30, 2006. All of the revenues during the nine months ended June 30, 2007 were generated from sales of our Travado IBUS™ products. During the nine months ended June 30, 2006, $95,752 or 99% of the revenue was derived from our business-oriented products such as Travado IBUS™, while our consumer-oriented products such as Gotcha!® generated $999 or 1% of the revenue.

Gross Profit

Gross profit increased to $198,147 for the nine months ended June 30, 2007 from $32,568 for the nine months ended June 30, 2006 due to the higher volume of sales, and the gross profit margin increased to 49% from 34% due to higher average unit selling prices in the nine months ended June 30, 2007.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel amounted to $193,961 for the nine months ended June 30, 2007 compared to $193,746 for the nine months ended June 30, 2006.

Research and Development

Research and development expenditures decreased to $127,980 for the nine months ended June 30, 2007 from $176,709 for the nine months ended June 30, 2006 mainly because two engineers took a leave of absence in January 2006 and were not replaced. The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist us in taking products to market faster. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation

Stock compensation for the nine months ended June 30, 2007 totaled $15,267 compared to $5,723 in the nine months ended June 30, 2006. Included in the total of $15,267 was the fair value of warrants that had expiry dates extended by one year to June 30, 2008.

Other Expenses

Other expenses decreased in the nine months ended June 30, 2007 to $123,560 from $148,436 in the nine months ended June 30, 2006 as a result of reductions in depreciation, insurance costs, telephone, insurance and rent. The expense reductions were somewhat offset by increases in expenses such as factor’s fees, freight costs, supplies, utilities, warranty and travel expenses.

Other Income

Other income of $25,740 in the nine months ended June 30, 2007 consisted primarily of the reversal to revenue of unclaimed accrued expense related to a of a fully amortized investment. There was no other income in the nine months ended June 30, 2006.

Interest Expense

Interest expense increased to $143,619 during the nine months ended June 30, 2007 from $66,600 for the nine months ended June 30, 2006. The increase primarily reflects the value of stock issued to settle a dispute regarding payment timing of interest on the note.

Amortization of Deferred Financing Costs

During the nine months ended June 30, 2007, amortization of deferred financing costs increased to $3,600 from $3,200 for the nine months ended June 30, 2006.

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

As of June 30, 2007, the Company had cash and cash equivalents of $12,047, total current assets of $170,930 and total liabilities of $1,574,734 including notes payable of $373,853, accounts payable of $204,201, accrued expenses of $968,770 and amounts due to factors of $27,910. The accounts payables total of $204,201 included invoices of approximately $75,000 that are aged over three years. The accrued expenses total of $968,770 included approximately $561,000 of unpaid wages.

Cash used in operations was $72,862 for the nine months ended June 30, 2007 compared to $184,772 for the nine months ended June 30, 2006.

Net cash provided by financing activities was $41,010 for the nine months ended June 30, 2007 compared to $184,225 for the nine months ended June 30, 2006. The decrease reflects lower debt financing from notes payable partially offset by higher proceeds from the issuance of common stock and net proceeds from factors.

We believe that our current cash position as of June 30, 2007, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Other Results of Operations

On June 30, 2007, we had an order backlog of approximately $233,000. The bulk of this backlog was expected to ship during the next fiscal quarter.

Other Subsequent Events

Subsequent to June 30, 2007, we received Travado IBUS™ orders totaling approximately $140,000. Although shipping and manufacturing has been very active in July and August, as of August 13, 2007, our order backlog for Travado IBUS™ was approximately $226,000. The bulk of this backlog is expected to ship during the current and next fiscal quarters. We now have active school districts in the states of Arizona, Washington and California. We believe the addition of the school district in California may be especially significant, due to the substantial size of this market, and the importance of a reference site in a local area to the Travado IBUS™ sale process.

We also have a significant number of proposals out for consideration at present; they include new districts in the states of Arizona, Washington, Michigan and Texas, in addition to activity in California.

Our board also announced a tentative plan for a shareholders meeting April 9, 2008, at 9:00 AM at the Wingate Inn, 14255 North 87th Street Scottsdale, AZ., intending to take advantage of recent SEC rulings regarding Internet Availability of Proxy Materials first effective this summer, which could be especially convenient for shareholders as well as a significant cost savings item for the Company’s shareholders. The Company may additionally hold a special shareholder’s meeting this fall, at some significant additional expense, if there is demonstrable interest from the shareholders to do so prior to the April 9, 2008 planned meeting.  A formal statement from the Company regarding this meeting is expected shortly, as the implications of this new rule become clearer.

Item 3.	Controls and Procedures

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internals controls.  This framework includes review of accounting detailed records on at least a quarterly basis by senior officers of National Scientific. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations.  Documentary records are kept of this review process.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness, as of June 30, 2007, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 14, 2007, the Company issued 1,000,000 of its restricted common shares to Graham Clark, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, the Company issued 378,333 of its restricted common shares to Graham Clark, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, the Company issued 1,585,714 of its restricted common shares to Michael Grollman, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, the Company issued 1,000,000 of its restricted common shares to Oscar Quadros, at the closing price of  $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 30, 2007, the Company issued 170,000 of its restricted common shares to Rhonda Jobe, at the closing price of  $0.02 in exchange for her partial forgiveness of the Company’s back pay indebtedness to her.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description

13	Form10-KSB Annual Report For The Fiscal Year Ended Sept. 30, 2006 (1).
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
____________
(1)	Filed on or around January 16, 2007, on Form 10-KSB.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: August 14, 2007	By:	/s/ Michael A. Grollman
Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark
Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo
Gregory Szabo Director