Form 10KSB
period 2007-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2007-12-31
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2007

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

Revenues for the fiscal year ended September 30, 2007 were $624,793.

The aggregate market value of voting stock held by non-affiliates of National Scientific Corporation’s (“NSC’s”) common stock, as of December 27, 2007 was approximately $2,996,159 (based on the last sale price of such stock as reported by OTC BB Stock Market). The number of shares outstanding of the registrant’s common stock, as of December 27, 2007 was 122,280,557.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

NATIONAL SCIENTIFIC CORPORATION

FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

Overview

Our primary business involves the research, development, manufacture, and sale of hardware and software computer based products and devices that span a range of industries. The majority of our products are mobile computers configured as digital video recording devices with location-determining and tracking capabilities. These devices typically use small powerful mobile computers, in conjunction with equally small portable radios to establish, record and report the physical location of people and objects to which these devices are attached. Our location technologies typically use Global Positioning System (GPS) technology to determine position. They also use small computers in conjunction with video cameras and other sensors to record incidents on mobile systems, especially school buses. We also have other products that use non-GPS technology to establish and then report position. We refer to our location-determining devices as our location tracking products, or as location tools products.

Our primary customer focus for these location-tracking products is the safety market, related in many cases to the safety of school age children. Our products and services help our customers keep better track of their children. Our products are also used to keep track of adults, and as well to track and monitor physical assets, such as equipment or vehicles. Our location tracking products are often sold as an integrated system, by using them in conjunction with software that screen displays maps and other pertinent information.

Prior to 2002 we developed electronic component products, some of which are used in radio equipment, and some of which have other applications in the electronics field, such as in the memory systems of personal computers. Many of these electronic component products have been issued U.S. patents. We focused extensively on developing these products and patenting them from 1996 through early 2002, with the objective of licensing these products to other electronic companies. In early 2002, due to market conditions, our focus shifted away from further development of our electronic component products, but we continue to explore licensing opportunities for our component products.

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005 and during fiscal year 2007, we have generally seen a steady increase in the sales of our its Travado IBUS. During fiscal 2007 our sales have consisted entirely of Travado IBUS™ products.

•	Revenue for the fiscal year ended September 30, 2006 was $227,251, all derived from the sale of location tracking products and services;
•	Revenue for the fiscal year ended September 30, 2007 was $624,793, all derived from the sale of location tracking products and services;
•	Net losses were $945,293 for the fiscal year ending September 30, 2006;
•	Net losses were $445,722 for the fiscal year ending September 30, 2007.

We originally incorporated as a Texas corporation in 1953. We changed our name to National Scientific Corporation in 1996 and we began the activities described in this annual report. Our principal executive offices are located at 8361 E. Evans Road, Suite 106, Scottsdale, Arizona 85260-3617. Our telephone number is (480) 948-8324. Our Internet site is www.national-scientific.com.

Our Business

Mobile DVR and Location Products

Most of our customers require monitoring and or tracking of a person or object, and reporting this information back to a central location.

Our current MDVR technology has not been awarded any patents as of the date of this report and has been awarded trademark protection on one other. We use a combination of confidentiality agreements, copyright and other trade secret management techniques to protect our trade secrets.

Location Products

Overview of This Technology

We have developed a group of mobile products with the capability to record high quality digital video, determine location and identify individuals and concatenate this information into a homogeneous information stream that can be easily displayed on a remote computer. We use a technology called Global Positioning System or GPS to determine location. These products report the location information as well as other desired information back to the user through a radio network. The products typically contain a small computer to provide the overall control and data processing capacity for the device. The products can be thought of as having three distinct pieces or systems. These are the data collection system, the data control & processing system, and the data transport system. This design concept is the basis for our Mobile DVR products. The diagram below shows in a general way how the system works with our products:

Data Collection System

This system can be thought of as the “eyes and ears” of the product. It is comprised of two systems. One determines location of the product, while the other system records specific events that the customer may be interested in, such as a door opening on a school bus or the speed of the bus at a certain location. The location system determines the position of the product using a technology developed by the U.S. Government called the Global Positioning System, or GPS, as it is commonly known. The U.S. Government developed the system which consists of approximately 24 satellites that orbit the earth rapidly. It is a worldwide navigation support system that allows users of GPS receivers to determine their precise geographic locations to within a few meters in most cases. The network of satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system for all users is currently provided free of charge by the U.S. Government.

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

The second part of this Data Collection System is customer specific. Many customers have additional types of data that they want to know or want collected relevant to a location. An example of this is, every time a child enters or leaves a school bus or the time and location that the bus stops. This data input system can therefore be customized to meet the exact needs of a customer.

Another kind of data collection technology we use in some of our products is called RFID, which stands for Radio Frequency Identification. RFID devices are small radios that could be used to track information about people or objects. RFID provides a low-cost solution for certain kinds of tracking activities, especially short-range activities, typically less than a hundred feet. RFID devices are primarily used to determine if the object is close to a given location.

Another kind of data collection technology we use in some of our products is called MDVR, which stands for mobile digital video recorder. MDVR devices use a small digital camera that takes up to 30 pictures per second and then stores these images electronically. When these individual pictures are ‘played back’, you see a movie of the recorded event. Schools are particularly interested in this type of technology in conjunction with GPS to monitor what is happening on their buses.

Data Control & Processing System

This system can be thought of as the “brains” of the product. A technical term for this system is an embedded system, meaning one that lives deep inside the overall product. An embedded system is a small special-purpose computer system built into a larger device. The reason we use an embedded system in our products is to keep cost to us low, so our products stay more competitive in price. Simple embedded systems can cost us as little as a few dollars each and use very little power compared to the desktop computers that many people are familiar with, which usually cost much more. On our embedded systems there is typically no disk drive, operating system, keyboard, or screen. Our embedded systems instead communicate with other computers by radio. These other computers typically have a keyboard and screens, and they are used to display our information.

The programs that we run on these systems are custom designed and built by our software engineers. These programs are called firmware. The firmware controls how the data is collected, what data should be collected and what events should be monitored and reported, what should be ignored, and how, when and what data should be sent back to the user. As mentioned above, the system is relatively easy to customize, and the firmware is also easy to customize as it has been written in a modular fashion that allows changes to one section to be implemented without the need to completely re-write the program. This also helps us keep costs down.

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

We use a cellular radio based on GSM cellular technology. GSM, or Global System for Mobile Communications, is a second-generation digital mobile telephone standard. GSM was initially developed as a pan-European collaboration, intended to enable mobile roaming between member countries. The global market for mobile computing was almost $55.6 billion in 2005 and $63.5 billion in 2006. At an average annual growth rate (AAGR) of 7.0%, this market will reach more than $88.9 billion by 2011.

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

We have produced and installed about 515 units to date. We have presented informational samples to various school districts, which are evaluating and testing them. There are currently ten school districts that have our systems installed in their fleet and we continue to run pilot projects using Travado IBUS™ with school districts. Sales of the product have steadily increased since we introduced the product in December 2004. As of the date of this report, Travado IBUS™ revenues, since inception, total approximately $1,174,000.We intend to market this product directly and through other sales channels. Our plan is to expand into markets beyond education, such as law enforcement and homeland security.

Travado Mini™ or Mini-T™ Travado Mini™ or Mini-T™ is a small outdoor location product designed to provide real-time location and telemetry data of government and first responder vehicles. Much like our Travado IBUS™ product, the Travado Mini-T™ uses a GPS that allows it to determine its current location and sends this information in real-time over a Wi-Fi network. Testing was undertaken in Corpus Christi, Texas, on a citywide Wi-Fi mesh network developed by a team from Tropos with support from Intel (part of the Intel Digital Cities initiative). Our Mini-T™ unit successfully completed the evaluation stage and representatives from SAP and Intel made a presentation about the project at SAP’s Sapphire Boston event on May 17, 2005. The target market for this product includes fire, police and ambulance, as well as the education market. We have made very few commercially significant sales of this product as of the date of this report, with total revenues from this area at approximately $19,000 since we introduced the product in mid 2005. However, we believe the sales cycle in government entities can be long and protracted, due to budget cycles, especially for new safety technology, so we are uncertain if these low sales are likely to stay low or to increase in the future. Our plan is to market this product to law enforcement and homeland security markets.

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

During 2003 and 2004 we did develop some indoor location technology, however we were unable to fully commercialize this technology and as such decided to shelve further development. We had two product lines in this area.  The first one is the WiFi Tracker™. WiFi Tracker™ is an indoor tracking product designed for tracking people and other assets. In March 2005 we froze development of this product. We migrated the technology to Mini-T™ where we are not reliant on extended battery operation (as the product operates in vehicles) and can still offer location telemetry in Digital Cities when GPS telemetry is denied. The second product is Gotcha!®. Gotcha!® is a small electronic product designed to alert parents or guardians when their small child wanders too far away from them.  The units are fully FCC certified and approved for operation in the U.S. The units are also certified for use in Canada. We received a successful trademark claim on Gotcha!®. We have manufactured this unit in quantity and made sales of this product of $103,000 in the two years ended September 30, 2004. However, in the year ended September 30, 2005 sales of this product were $8,700. In the year ended September 30, 2006 sales of this product were $999. Accordingly, we marked down our inventory of Gotcha!® products, by $17,827 and $46,775 during the years ended September 30, 2006 and September 30, 2005 respectively, for estimated obsolescence based on assumptions about age of the inventory and current demand. We are currently not marketing this product and the inventory of Gotcha!® was fully written off against the reserve during the year ended September 30, 2007.

Location Tools Products Sales and Marketing

In February 2005 we adjusted our focus to concentrate on the sales and marketing of our Travado IBUS™ system to local Arizona school districts. These efforts culminated in appointing Auto Safety House as a local distributor covering Arizona and Nevada. Our first significant end-user was the Scottsdale Unified School District of Arizona, which has deployed our Travado IBUS™ system on roughly half their fleet during 2005. Since then we have established a reliable reputation in Arizona and this has culminated in obtaining several school districts in Arizona, California, Oregon and Washington states. We expect this trend to continue throughout the coming year as more people become familiar with our technology and good references help promote the product.

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

We have active sales representation now in place in the states of Washington, Texas, Arizona, Utah, Minnesota, California and Nevada.

We have some early and limited efforts underway to market these products in Mexico and in other international markets.

Location Tools and Location Services Industry

The market for Location Tools with GPS-enabled products is projected to grow during the next few years. According to the Research & Consulting Outsource Services, the worldwide GPS market will reach $30B by 2008 ("World Global Positioning Systems Market Forecast (2006-2008)”, published October, 2007). We believe that the following are among the key factors underlying the projected industry growth in both business and consumer markets now and in the near future:

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

The products are aimed for the emerging but fragmented video security and surveillance market. In the post 9/11 world, surveillance and security is fueling the growth for OEMs and chip makers alike, according to iSuppli Corp.* (El Segundo, Calif.)

Global revenue for video surveillance equipment--such as embedded DVRs and IP video servers--will grow to $11.9 billion by 2011, up from $6.6 billion in 2006*, according to the research firm. Semiconductors associated with this segment, including DSPs, interface logic, image sensors and memory, will account for about $2 billion in revenue by 2011.

In the 2005-2006 school year, it was estimated by School Transportation News that there were 25.1 million pupils transported daily by 474,380 school buses. The buses traveled a total of 4.3 billion miles annually, and in excess of $12B was spent in transporting them during that time.

In the United States, School Districts purchased a total of 45,163 new buses in 2006 an increase of 10% from 2005. It was further estimated by School Bus Fleet that in the school year 2005-06 41% of the respondents to their survey had video in more than 60% of their fleet. In fact over 40% of the respondents had less than 20% of their fleet equipped with video. According to School Bus Fleet, they assume that the majority of the pre-2004 systems are VCR systems and not digital systems. A 2006 survey done by School Bus Fleet of the 100 largest school districts found that 73.2% of those districts see a need to track buses using GPS. Regarding child tracking there are less than 3% of buses equipped with this technology.

Mobile DVR Customers

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

Location Tools Products - Research and Development

Over the last two full fiscal years, we have spent approximately $356,000 directly accounted for as pure research and development of our products overall, including semiconductor products and location tools products. In addition to these direct expenses, our small staff spends considerable time and indirect resources in this area, and we estimate that in excess of 50% of the available personnel resources are involved in research and development of our location tools products over the last three years. We have conducted several simulations and/or developed working prototypes of most of our products. We have successfully developed and sold several location products, most prominently our Travado IBUS™ products. We will continue to conduct research in several areas, especially for new location services products, however most of the ongoing effort will now be switched to sustaining development that will concentrate on extended product testing and refinement. Our limited research into new location tools products is expected to be in military tracking markets, and first responder safety markets.

In late 2004, we entered into a joint research and development program with TurboWorx of Connecticut. This firm specializes in developing computing software that can efficiently handle large amounts of information by spreading its load macros across many smaller computer systems. Given the large amount of information produced by our location devices, especially video information, our engineers believe that this TurboWorx technology may offer us great advantages as our product lines develop. This work remains long term on our product road map, but due to a series of financial difficulties at TurboWorx, they no longer play an active role for us in any immediate product plans (See Strategic Relationships Including Marketing Firms, Material Suppliers, and Distributors below).

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

In the Video Recording segment there are at least 22 competitors all offering a conventional tape recorder style product. When you look at those companies offering DVR the number drops to 12. These products all require the ‘video technician’ to go out to the bus to collect the hard drive and then download the contents at a special workstation. With our product users do not need to go out to the bus to get video. A user can be at a different location and request and get the desired video. Notable competitors in this segment are Honeywell Video Systems, Gatekeeper, REI, and Seon.

In Student Tracking we were only able to determine one competitor of note, Every Day Wireless, however a few mobile phone companies are beginning to offer products in this area..

When you consider that each of these three components bought individually as stand alone products can cost well in excess of $6,000 per bus, the NSC Travado™ product offers significant competitive advantage as our retail price is significantly less than this figure, often less than ½ of this amount, depending on the volume requirements and features requested by a given customer.

As of the date of this report we have not been able to find anyone who can offer a bundled product like the Travado IBUS™.

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
Jun. 2018

High Frequency Wireless Transceiver	Patent Pending.	Pending

Communications Receiver with Integrated IF Filter and Method	Patent Pending	Pending

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

Semiconductor Products - Research and Development

We have conducted little research and development of our semiconductor products since 2002. Since fiscal year 2002, we have spent less than $25,000 on research and development of our semiconductor products and $17,760 for legal services required to protect patents for all of our products.

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

In February 2007, we entered into an informal agreement with McCandless of Arizona (a distributor offering a full line of school and commercial buses manufactured by IC Corporation, Collins , and  Midbus) located in Phoenix. AZ to distribute and install our Travado Products for its customers. To date, there have been several significant orders fulfilled through this channel.

In April 2007, we entered into an informal agreement with Canyon State Bus Sales (the factory authorized Blue Bird school and activity bus dealer for the state of Arizona) located in Phoenix. AZ to distribute and install our Travado Products for its customers. To date, there have been several significant orders fulfilled through this channel.

In September 2006 we entered into an informal agreement with Zepco (a manufacturer and distributor of automotive data recorders) located in Richardson, Texas, to distribute our Travado Product in Texas. To date there have been several significant Requests for Quotation (RFQ) generated from this relationship.

In April 2006 we entered into an informal agreement with Applied Preventative Maintenance, LLC company, located in Seattle, Washington as a Travado representative to represent our products in the Northwest USA. To date there have been several significant RFQ’s generated from this relationship and one significant order.

Throughout 2006 we were successful in having our Travado product specified into several ‘new bus orders’, which had to subsequently be submitted for competitive bid to the bus distributors by the school districts, as such we have had an increasing presence in the bus distributor market.

In May of 2005, we began to work with SAP on developing a specialized version of our Mini-T™ product targeted at large-footprint Wi-Fi networks. Our initial goal was to develop a version of our Mini-T™ product for a pilot in Corpus Christi, Texas, in August of 2005. SAP’s primary interest was in developing an application solution that could extract data from our Mini-T™, and present powerful reports and mapping information to prospective SAP customers. In August of 2005, Michael Grollman and David Mandala of our staff participated, along with SAP, IBM, Intel, Verizon, and others, in a presentation of the capabilities of our systems to the City of Corpus Christi. The presentation included tracking police vehicles using a large Wi-Fi network (with redundant cellular capabilities). Our presenters believe the demonstration was exciting and successful, SAP, the City of Corpus Christi and the City of Palo Alto have both purchased from us small quantities of our Mini-T™ product for further testing, and we expect to work with these parties and new pilots, as well as more expansive systems, during calendar year 2007.

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

In November 2004, we entered into a distributor agreement with Ingram Micro of Canada. The material terms of this agreement required us to pay regular fees to Ingram Micro based on the number of products we stock with them in Canada, in exchange for their promotion and distribution of our products with their Canadian resellers, which include firms such as Radio Shack and Wal-Mart of Canada. Either party with 30 days notice can cancel the agreement. We plan to distribute Gotcha!® as well as potentially other products, including some new video-related products we may acquire as part of a developing strategic relationship with Aethra of Italy, a leader in video technology, and UR Group of Italy. In November 2004, we shipped an initial quantity of Gotchas to Ingram Micro in Canada on consignment. We believe Ingram Micro and others have been unable to deliver on their end of the distribution agreement, in part perhaps due to turnover of some key managers there. The product is still located in Canada, and has been fully marked down in our inventory.

In October 2004, we commenced a new strategic working relationship with TurboWorx, Inc. (“Turbo”) regarding joint technology development and cooperative marketing. The relationship was first memorialized in a Memorandum of Understanding (“MOU”) in early November 2004. The two companies see benefit in connecting NSC’s location sensor technology to the computing engines developed by TurboWorx. In November 2004, we entered into a Letter of Intent (“LOI”) with Turbo regarding a stock exchange transaction with Turbo, for an amount of stock equal to less than 10% of the outstanding common stock of each company and the payment of cash by Turbo to NSC. The LOI contemplated a due diligence process prior to the share exchange, as well as a Securities Exchange Agreement (the “Share Exchange Agreement”) to memorialize the proposed exchange. A Share Exchange Agreement was entered into on January 28, 2005 and the transaction was closed on February 1, 2005. We have exchanged 7,150,000 shares of our restricted common stock for 360,000 shares of Turbo common stock plus $240,000. We have agreed to distribute at least 50% of the Turbo shares to our shareholders after Turbo registers such shares on Form SB-2. Both Turbo and NSC granted each other “piggyback” registration rights with regard to the exchanged shares. In conjunction with the transaction, the Company agreed to pay the placement agent, Casimir Capital $25,000 and issued warrants to purchase 800,000 of the Company’s common stock on February 3, 2005 at an exercise price of $0.11 per share. The fair value of the warrants and the cash consideration of $240,000, was taken into consideration when recording the investment, however the consideration paid to Casimir did not increase the fair value of the investment and therefore, was impaired. The agreement provides the Company to receive reimbursement from Turbo for all our legal and accounting expenses associated with this transaction, up to a maximum of $150,000. Our claims to date for reimbursement of expenses totaling approximately $38,200 were paid in May 2005. On July 7, 2005, TurboWorx received a comment letter from the U.S. Securities and Exchange Commission in response to its first June 6, 2005 filing of Form SB-2. TurboWorx filed an amended registration statement or Form SB-2/A. TurboWorx addressed the SEC’s comments fully and filed an amended registration statement or Form SB-2/A on October 12, 2005. This filing was subsequently withdrawn by TurboWorx, which we believe puts TurboWorx in breach of their Share Exchange Agreement with us. We are pursuing legal action as a result of this breach, and have stopped any distributions of their stock from us until this matter is settled. On September 30, 2006, we took an impairment charge of $289,100 against our investment in TurboWorx, Inc. The Company’s investment in these equity securities was carried as $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005. The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring, we determined in September 2006 that is was appropriate to impair this investment up to its full value, due to serious financial distress we believe is happening at TurboWorx.

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

In May 2003, we entered into a six-month agreement with New York-based Stanton, Walker & Company (“Stanton Walker”) for business advisory and consulting services. Stanton Walker agreed to assist us in expanding our existing strategies for business growth as well as developing new strategies, such as merger and acquisition planning. We paid for the services of Stanton Walker using our common stock, valued at approximately $100,000 at the time of issue. We did not procure any services from Stanton Walker since calendar year 2004 and have not yet determined what additional services, if any, we may procure in the future.

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

In December 2002, we entered into a development and co-marketing agreement with Geotechnolgies, Inc., a privately held small firm headquartered in Castle Rock, CO. Geotechnologies is a software development firm that specializes in making mapping software that we believe complements our location tools products. To date our activities with Geotechnolgies have been jointly developing and presenting solutions that involve our location tools products and their mapping products to various private sector and government prospective clients. March 6-9, 2005, together with strategic partner Geotechnologies, Inc., we exhibited our Travado™ technology platform at the Geospatial Information and Technology Association (GITA) Annual Conference and Exhibition held in Denver, CO. This is a highly regarded educational event for geospatial professionals. No sales have resulted from these efforts to date, although we completed a demonstration project with them at the Army Proving Grounds, Yuma, Arizona, in the summer of 2006, and we have done preliminary work on projects in Georgia and Kuwait with them as well.

Other key suppliers over the last three years also include Digi-Key Corporation of Minnesota for electronic components, Solar PC of Las Vegas, Nevada for circuit boards, Hyperlink for WiFi antennas, Hyperlink Technologies for Wi-Fi connectors, and Coridium Corporation of California for board controllers. We purchase most of our GPS chipsets and GPS modules from distributors of US Global Sat. Our primary video camera supplier is Security Labs, Inc. We are not dependant on these particular suppliers, as there are alternative sources in the market for the kinds of component materials we use in our products. However, in the event we needed to change over suppliers, we may experience some small delays in time to market for certain products, or small increases in supply costs due to small design changes that may be required in our products because of such a change.

Personnel

As of the date of this report, we have three full time employees, two part time employees, as well as a number of part time relationships with contractors for certain services. All employees work in the Scottsdale, Arizona corporate office. Management believes employee relations are good. None of our personnel are covered by collective bargaining agreements.

Subsequent Events

On November 14, 2007, Michael Grollman agreed to convert approximately $5,000 of his back pay to our restricted common stock, at the average market price per share of $0.02.

On November 14, 2007, pursuant to the Company's 2000 Stock Option Plan effective January 1, 2001, the Company canceled 450,000 NSCT stock options issued to Michael Grollman on December 1, 2000 with an expiry date of December 1, 2010 at a strike price of $1.84. Concurrently, on November 14, 2007 the Company issued Michael Grollman a replacement award of an equal number of stock options, at $0.03 per share, approximately 150% of current market price. The new option grant expires on November 14, 2017. Total recognized compensation cost was $5,125.

On November 14, 2007, the Company granted 100,000 incentive stock options to Greg Szabo, enabling the option holder to purchase 100,000 shares of common stock, pursuant to the Company's 2000 Stock Option Plan effective January 1, 2001, with an exercise price of $0.03 per share, immediate vesting and expiration on November 14, 2017. The fair value of the options was estimated at $1,866 on the issue date using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value: risk free interest of 3.86%; volatility of 167.96%; dividend rate of 0%; and expected life of 5 years. The fair value was expensed on the issue date.

On November 14, 2007, the Company granted 100,000 incentive stock options to Michael Grollman, enabling the option holder to purchase 100,000 shares of common stock, pursuant to the Company's 2000 Stock Option Plan effective January 1, 2001, with an exercise price of $0.03 per share, immediate vesting and expiration on November 14, 2017. The fair value of the options was estimated at $1,866 on the issue date using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value: risk free interest of 3.86%; volatility of 167.96%; dividend rate of 0%; and expected life of 5 years. The fair value was expensed on the issue date.

On November 14, 2007, the Company granted 225,000 incentive stock options to Graham Clark, enabling the option holder to purchase 225,000 shares of common stock, pursuant to the Company's 2000 Stock Option Plan effective January 1, 2001, with an exercise price of $0.03 per share, immediate vesting and expiration on November 14, 2017. The fair value of the options was estimated at $4,198 on the issue date using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value: risk free interest of 3.86%; volatility of 167.96%; dividend rate of 0%; and expected life of 5 years. The fair value was expensed on the issue date.

Item 2.	Properties

NSC leases 1,601 square feet of office space at 8361 E Evans Rd, Suite 106, Scottsdale, Arizona 85260-6951. The lease for the Scottsdale facility expires October 31, 2008 and is at a rental rate of $2,028 per month for the remainder of the lease.

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

Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol “NSCT.” The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. We have 866 shareholders of record, also known as “registered shareholders,” of our common stock as December 24, 2007. The company also has more than 8,000 unregistered shareholders, also known as “beneficial shareholders,” of our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, NASDAQ Trading and Market Services.

National Scientific Corporation - Market for Common Equity:

	High	Low

Fiscal 2007
Fourth Quarter (through September 30, 2007)	$0.028	$0.010
Third Quarter (through June 30, 2007)	$0.050	$0.020
Second Quarter (through March 31, 2007)	$0.061	$0.024
First Quarter (through December 31, 2006)	$0.035	$0.020

Fiscal 2006
Fourth Quarter (through September 30, 2006)	$0.055	$0.026
Third Quarter (through June 30, 2006)	$0.060	$0.030
Second Quarter (through March 31, 2006)	$0.060	$0.030
First Quarter (through December 31, 2005)	$0.060	$0.032

Fiscal 2005
Fourth Quarter (through September 30, 2005)	$0.070	$0.034
Third Quarter (through June 30, 2005)	$0.090	$0.060
Second Quarter (through March 31, 2005)	$0.135	$0.055
First Quarter (through December 31, 2004)	$0.011	$0.050

Dividends

As of September 30, 2007, we have never declared or paid any cash dividends on our common stock. Our board of directors has sole discretion to pay cash dividends or other dividends or other distributions with respect to our common stock based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

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

Description of Securities

Common Stock

As of September 30, 2007 we are authorized to issue up to 187,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2007, there were 121,995,835 shares of common stock outstanding. We had 868 shareholders of record of common stock on September 30, 2007. Each holder of common stock is entitled to one vote for each share held on all matters. Our articles of incorporation and bylaws do not provide for cumulative voting in elections of directors or any other matters brought before shareholder meetings.

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

Issuance and Reservation of Shares

As of September 30, 2007, we have issued options to purchase an aggregate of 4,786,756 shares of our common stock. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our primary business involves the research, development, manufacture, and sale of hardware and software computer based products and devices that span a range of industries. The majority of our products are mobile computers configured as digital video recording devices with location-determining and tracking capabilities. These devices typically use small powerful mobile computers, in conjunction with equally small portable radios to establish, record and report the physical location of people and objects to which these devices are attached. Our location technologies typically use Global Positioning System (GPS) technology to determine position. They also use small computers in conjunction with video cameras and other sensors to record incidents on mobile systems, especially school buses. We also have other products that use non-GPS technology to establish and then report position.. We refer to our location-determining devices as our location tracking products, or as location tools products.

Our primary customer focus for these location-tracking products is the safety market, related in many cases to the safety of school age children. Our products and services help our customers keep better track of their children. Our products are also used to keep track of adults, and as well to track and monitor physical assets, such as equipment or vehicles. Our location tracking products are often sold as an integrated system, by using them in conjunction with software that screen displays maps and other pertinent information.

Prior to 2002 we developed electronic component products, some of which are used in radio equipment, and some of which have other applications in the electronics field, such as in the memory systems of personal computers. Many of these electronic component products have been issued U.S. patents. We focused extensively on developing these products and patenting them from 1996 through early 2002, with the objective of licensing these products to other electronic companies. In early 2002, due to market conditions, our focus shifted away from further development of our electronic component products, but we continue to explore licensing opportunities for our component products.

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005 and during fiscal year 2007, we have generally seen a steady increase in the sales of our its Travado IBUS. During fiscal 2007 our sales have consisted entirely of Travado IBUS™ products.

Patents and Proprietary Rights

We currently hold U.S. patents on nine devices and designs and have several domestic patent applications pending. Most of our patent work is focused on protection in the United States today, due to the high cost of acquiring and maintaining patents in other markets. We also hold copyrights to software associated with our iBus product lines, and other product lines. We plan to continue to develop our existing patented technologies as well as develop new performance-enhancing devices and designs for use in the semiconductor, electronics and location industries. Our business plan contemplates that we will generate revenue by entering into strategic joint venture licensing agreements, manufacturing agreements, development agreements, distribution and marketing agreements and other arrangements with firms and/or entities that will either incorporate our technologies into their product offerings or sell them directly to their customers.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant accounting policies are described below and in Note 1 to our financial statements included in Item 7.

Impact of Inflation

The Company believes that inflation has not had a material effect on its results of operations during the period covered by this report.

Seasonality of Business

We believe the commercial location and tracking product segment, in general, has limited seasonality. To a small extent within the K-12 education market, the segment's business follows the seasonal trends of its customers' business. Historically, we believe the segment has experienced lower revenues in the first calendar quarter, with revenues accelerating during the second and third quarters, and then starting to slow again during the fourth calendar quarter.

Results of Operations

Years Ended September 30, 2007 and 2006

Revenues. We generated $624,793 and $227,251 of revenue for the fiscal years ending September 30, 2007 and 2006, respectively. During the year ended September 30, 2007, the Company’s increased focus on business-oriented products, such as Travado IBUS™, generated all of the revenues of $624,793, while our consumer-oriented Gotcha!® products did not generate any revenues. The initial deliveries of its business-oriented products, such as Travado IBUS™, generated sales of $226,252 in the fiscal year ended September 30, 2006 while sales from our consumer-oriented products such as Gotcha!® declined to $999 for entire fiscal 2006.

Gross Profit.  Gross profit increased to $307,187 in fiscal 2007 from $103,562 in fiscal 2006 mainly due to the higher sales volume in fiscal 2007, and an increase in the gross profit margin from 46% to 49% resulting from higher average unit selling prices.

Total Costs and Expenses. Total costs and expenses decreased to $607,124 in fiscal 2007 from $661,114 in fiscal 2006.

Salaries and Benefits.  Salaries and benefits, of administration and marketing personnel decreased to $248,659 in fiscal 2007, from $258,977 in fiscal 2006. This decrease is mainly attributable to staff reductions and the reduction of hours worked by part-time employees.

Research and Development. Research and development expenditures decreased to $169,960 for the fiscal year ended September 30, 2007, from $185,638 for the previous fiscal year mainly because two engineers took a leave of absence in January 2006 and were not replaced. During the year ended September 30, 2006, a liability for research and development work carried out for us by a foreign consultant during fiscal years 2001 and 2002 was reversed in accordance with our policy to void invoices unclaimed for between 24 and 36 months.  The Company has focused an increasingly significant amount of its time and energy on development of new sources of revenue through the building of new customer relationships. The Company has also spent and plans to spend resources on the development of strategic partnerships with other technology firms to assist us in taking products to market faster. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation. Stock compensation totaled $22,371 in fiscal 2007 compared to $14,946 in fiscal 2006. Included in the total of $22,371 was the fair value of warrants that had expiry dates extended by one year to June 30, 2008.

Other Expenses. Other expenses decreased to $166,134 in fiscal 2007 from  $183,726 in fiscal 2006 as a result of reductions in depreciation, insurance costs, telephone, rent,  marketing, selling, telephone, insurance, statutory filing fees, travel and office costs. The expense reductions were somewhat offset by increases in expenses such as financing origination fees,  factor’s fees, accountant’s fees, selling expenses, warranty, and travel expenses.

Inventory Obsolescence Charge. We marked down our inventory of Gotcha!® products, during fiscal 2006 by $17,827, for estimated obsolescence based on assumptions about age of the inventory and current demand. There was no markdown of inventory in fiscal 2007.Our inventory of Gotcha!® products was fully written off against the reserve in fiscal 2007.

Other Income. Other income of $25,740 in fiscal 2007, consisted primarily of the reversal to revenue of unclaimed accrued expense related to a fully amortized investment. There was no other income in fiscal 2006.

Interest Expense. Interest expenses increased to $166,725 during fiscal 2007 from $94,241 in fiscal 2006. The increase primarily reflects the value of stock issued to settle a dispute regarding payment timing of interest on a note.

Amortization of Deferred Financing Costs. During fiscal 2007, amortization of deferred offering costs, amounted to $4,800 compared to $4,400 in fiscal 2006.

Impairment of Investment.  On September 30, 2006, we took an impairment charge of $289,100 against our investment in TurboWorx, Inc. The Company's investment in these equity securities was carried as $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005. The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring; we determined in September 2006 that it was appropriate to impair this investment up to its full value, due to serious financial distress we believe is happening at TurboWorx.  As of the date of this report, we have seen no reasonable basis to revise this impairment judgment.

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

As of September 30, 2007, NSC’s cash and cash equivalents totaled $85,887 and total current assets were $115,071. NSC has recently initiated product-marketing efforts after several years of research and development and has not yet reached break even in terms of both cash flow and profitability. As of September 30, 2007, NSC has total liabilities of $1,460,655 including notes payable of $379,230, accounts payable of $195,423, accrued expenses of $883,400 and amounts due to factors of $2,602. The accounts payables total of $195,423 includes invoices of approximately $75,000 that are aged over three years. The accrued expenses total of $883,400 includes $466,198 of unpaid wages.

We have an accumulated deficit of approximately $25.2 million as of September 30, 2007 which includes approximately $10 million of non-cash transactions, in fiscal years 2000 and 2001, for restricted common stock issued as payment for research, consulting and capital formation expenses. A substantial portion of the consulting expenses related to the issuance of one million shares of common stock to Dr. Hashemi, our former Group President, as a signing bonus on September 1, 2000. These shares were later returned to us. We expect operating losses in the foreseeable future as we continue our efforts to commercially exploit our portfolio of patents and develop commercial products. Accumulated cash used in operating services from the Company’s inception to September 30, 2007 totaled approximately $8.7 million.

Our operation activities resulted in net cash inflows of approximately $24,000 for fiscal year 2007, compared to net cash outflows of approximately $306,000 for fiscal 2006. The increase in net operating cash flow for the current fiscal year was primarily the result of net loss (adjusted for non cash items), salary deferrals and lower accounts receivable. Net operating cash flow for fiscal year 2006 reflects net loss (adjusted for non cash items) and the increased level of deferrals of salaries and reimbursement of expenses to officers and employees for production supplies acquired on behalf of the Company.

Our financing activities in fiscal 2007 included the issuance of common stock of $109,800, net debt financing of $10,000 and a decrease in net proceeds from factors of $101,798.  Comparatively, during fiscal 2006, the Company received proceeds of $20,000, $248,225 and $104,400 from the issuance of common stock; net debt financing and net proceeds from factors respectively.  Fiscal 2007 activities resulted in an overall net increase in cash of $41,988.

We have financed our operations primarily through the sale of common stock, granting of options and warrants, and through some debt financing. On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.

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

On September 7, 2005, we entered into a one-year factoring agreement with United Capital Funding of Florida. The agreement provides for a maximum amount of funding of $100,000. The initial and periodic factoring fee is .45%. The factoring period is five days and the purchase price is 80% of the face amount. United Capital Funding is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to increase our cash flow with this arrangement. The agreement is annually extended automatically.

On November 1, 2005, as an important phase in the current years financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at a stated annual interest rate of 8%, which under certain conditions can be paid prior to maturity. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding. The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs.

In 2006 we entered into an agreement with Aleron to provide additional equity funding and M&A direction.  Due to the increasing sales activity during the second half of calendar year 2006, management has temporarily withdrawn from this activity.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of SAP’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the SAP purchase order.  The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. As of September 30, 2007 $11,625 of this loan was outstanding.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order.  The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. As of September 30, 2007 this loan was outstanding.

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

On August 8, 2006, we secured a short-term loan of $50,000 from a shareholder. The loan carries an origination/placement fee of 4% of the loan amount, and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of orders from Gilbert School District and Jefferson County School District and b) a lien in property owned by Graham Clark.  The interest rate on the loan is 12%. The transaction also included 500,000 warrants to purchase our common stock at $0.035 at any time before August 8, 2011. On December 20, 2006, the loan term was extended to March 31, 2007. The extension agreement included 500,000 warrants to purchase our common stock at $0.035 at any time before August 8, 2011 with the return of 250,000 warrants if the loan balance including all principal, and interest to date and fees are paid in full by March 31, 2007. On March 9, 2007 the Lender, converted the outstanding balance of $50,000 to restricted common stock and common stock purchase warrants as offered in the Company’s private placement offering of February 2007, and returned 250,000 warrants in accordance with the loan extension agreement. All interest and fees due on the loan were paid in full.

During the year ended September 30, 2006, the Company issued 2,580,000 of our restricted common shares to management, at closing prices ranging from $0.032 to $0.036 in exchange for their partial forgiveness of the Company’s back pay indebtedness of $89,300 to them.

In February 2007, we commenced a private offering of restricted common stock and common stock purchase warrants. During the period ended March 31, 2007, the Company raised $170,000 consisting of $109,800 in cash and $60,200 in debt forgiveness and issued 8,333,360 shares of restricted common stock and granted 2,720,000 warrants to purchase common stock at an exercise price of between $0.08 and $0.30 per share. 8,000,000 shares were issued at an average market price of $0.02 per share and 333,360 shares were issued at an average market price of $0.02 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300, with interest of 8% compounded annually on October 1st. The note provides for repayment within five business days of a demand notice from Mr. Grollman.

During the year ended September 30, 2007, the Company issued 12,215,000 of our restricted common shares to management and staff, at closing prices ranging from $0.015 to $0.035 in exchange for their partial forgiveness of the Company’s back pay indebtedness of $258,180 to them.

At September 30, 2007 there were 17,714,197 outstanding warrants to purchase 17,714,197 shares of common stock, at prices ranging from $0.035 to $0.75, with expiration dates from June 2008 to August 2011. There were 15,384,197outstanding warrants at September 30, 2006.

We believe that our current cash position as of September 30, 2007, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The company did not have any off-balance sheet arrangements as of September 30, 2007.

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

We have generated nominal revenue and significant losses and negative cash flows from our research and development endeavors since we began these activities in 1996. As of September 30, 2007, we had an accumulated deficit of $25,241,477. We had revenues for the fiscal year ended September 30, 2007 of $624,793 and a net loss for the same fiscal year of $445,722. The future profitability of our business will depend primarily on our ability to generate revenues from the sale of our products and the licensing of our technology. If our revenue grows at a slower rate than we anticipate or if our expenditures exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability. Our auditors have issued going concern opinions on our financial statements for the fiscal years ending September 30, 2007 and 2006.

Our future success is highly dependent on the continued availability of key employees and consultants including Michael Grollman and Graham Clark.

Our success depends substantially on the continued services of our two executive officers, Michael Grollman and Graham Clark. The loss of the services of any of our executive officers or key employees could harm our business. Mr. Grollman and Mr. Clark have entered into employment and non-compete agreements with us, but the loss of their services would have a material adverse effect on our business. In addition to Mr. Grollman and Mr. Clark, we employ or contract with other engineers and scientists who may be also critical to our success, especially Dr. El-Badawy El-Sharawy, who developed the majority of our semiconductor patented products. Both Mr. Clark and Dr. El-Sharawy are foreign nationals, and there is a risk that the Immigration and Customs Enforcement (ICE) may at any time withdraw their permission to work for us in the United States. Although our scientists and engineers have entered into confidentiality agreements with us, most have not entered into non-compete agreements with us. The loss of one or more of our research personnel could prevent or delay the ongoing development of our products and services, which would materially and adversely affect our business.

We have a limited operating history on which to evaluate our business or prospects.

We are company with limited revenue that just recently emerged from a development stage. Our business focus changed in 2002 from semiconductor product licensing to development of location tools and we have only a limited operating history on which you can base an evaluation of our business and prospects, with only approximately $852,044 in net revenue generated from this line of business for the two-years ending September 30, 2007. Accordingly, our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the electronics and wireless location tools services markets.

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

We will likely be required to make significant product development expenditures and spend additional money to maintain and expand our marketing efforts. Although we completed a private offering in June 2004 and a Stock Exchange Agreement in February 2005 that provided us with capital, we have used much of it through September 30, 2005. We will need to seek additional equity financing in the future if our products do not generate revenue or if our expenses are greater than expected. The timing and amount of any capital requirements cannot be predicted at this time. We cannot be sure that any financing will be develop or expand our business, develop new products or penetrate existing markets at the rate desired and our ability to continue in business may be jeopardized. If adequate financing is not available, we may be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, or potential markets that we would not otherwise relinquish. This would have a negative impact on the value of your shares.

We rely heavily on international third parties to manufacture subsystems of our available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, products.

We currently rely on international third-party contractors to manufacture key sub assemblies to satisfy the needs of such customers. Reliance on one or more international third-party manufacturers exposes us to the risk that delivery schedules cannot be met, and that we cannot fulfill orders for some of our products in a timely way at the right price in U.S. dollars. This risk includes the concern that:

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

During the year ended September 30, 2007, we derived approximately 82% of our total revenue from four customers. The loss of any of these customers would have a material adverse effect on our business, financial condition and results of operations. We are working to diversify our customer base in order to reduce our dependence on a small number of customers. We may not be able to succeed in these efforts.

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

Often times, our products are used to enhance the safety and security of individuals and organizations because they provide real time information on location. For example, our IBUS® is used to help monitor children on school buses, and keep them safe in public places. Should these products fail to perform as intended, or should these products directly or indirectly cause injuries or illness to people, we may be required to incur substantial costs in defending against claims and may be required to pay damages arising from these actions. Although we have liability insurance and will try to limit our liability for improper use of our products, such protections may not be sufficient to protect us from the cost of such claims. Damages awarded in a product liability action could be substantial and if damages exceed our insurance coverage, our financial condition would be negatively affected.

Since many of our prospective business partners and suppliers are small electronics and software companies, we are and will be subject to risks, uncertainties and trends that affect these small companies in these industries.

For the foreseeable future, we will derive a substantial portion of our revenue from selling our products in combination with software and hardware products developed by other companies in areas complementary to our line of business. These are sometimes other small technology companies. As a result, we will be subject to risks and uncertainties that affect the electronic and software industries and possible reduction and delays in research and development expenditures by companies in these industries. For example, our GPS products produce coordinates that are usually displayed on a map to be meaningful. As a result, we have developed partnerships with mapping software companies to help us display this data in ways useful to our customers. For special mapping services such as this, we often deal with small privately held technology firms, such as Geotechnologies, Inc. for military and related applications. Although we take certain steps to locate secondary suppliers and partners in each market where we depend on such small suppliers, we are often dependant on these firms to supply our customers and us with key products in a timely way. High costs and delays in product delivery by us to our customers could be experienced as a result of supplier changeover if these suppliers do not perform as we expect them to perform. These factors could negatively affect our delivery schedules and potentially our financial results.

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

The wireless electronics industry faces significant regulation by governmental entities in the United States and other countries. The nature and the extent to which these regulations apply to our customers will vary depending on the nature of any of our customer’s products. Most of the wireless products developed by us will require regulatory approval by governmental agencies prior to sale. In particular, radios we include in our products will require testing and other approval procedures by the Federal Communications Commission (“FCC”) and by foreign regulatory authorities. Some of this work has been completed, such as FCC approval of our Gotcha!® child safety product. In some cases, we purchase pre-approved assemblies for use in our products that have existing FCC approval for their radios, such as with our Travado IBUS™ products. Other work remains to be done for other products with the FCC before the products can be sold to consumers, such as with the next version of our WiFi Tracker™ product. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations can be costly and time consuming, and can cause significant delays in the sale of some of our products.

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

We have a limited trading market for our common stock, and our common stock has experienced price volatility in that market. In and in fiscal 2006 our stock price ranged from a high of $0.060 to a low of $0.026 per share, and in fiscal 2007 our stock price ranged from a high of $0.061 to a low of $0.010. This price volatility may substantially increase your risk of loss.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness, as of September 30, 2007, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our external auditors, for the year ended September 30, 2007, Semple, Marchal & Cooper, LLP have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

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

The directors, executive officers, significant employees and consultants of National Scientific, their respective ages and positions with us are as follows:

Name	Age	Position

Michael A. Grollman	46	CEO, Chairman of the Board of Directors
Graham L. Clark	52	President, Director, Secretary
Gregory Szabo	54	Director (Outside)

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

Susan L. Regan, Esq. Ms. Regan has been part-time legal counsel for us since 2002, although her role has largely ended as of the date of this report, due to other commitments. Ms. Regan holds a Bachelor of Science degree from Heidelberg College in Ohio, a Master’s Degree in Planning and Resource Management from the University of Alaska, and a Juris Doctorate from the Thomas M. Cooley School of Law in Michigan. She is admitted to practice law in both Washington State and the State of Arizona. She was in part-time private practice for the three years prior to joining us. Previously she was employed with Standard Insurance Company group legal department as in house counsel.

Board of Directors

Our business is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board met four (4) times during fiscal 2007. Each serving director attended 100% of the meetings held in 2007 by the Board and the committees of the Board on which such director served. The Board of Directors was made up of three members during fiscal 2007. Michael A. Grollman has been a director since November of 2000. Graham L. Clark has been a director since August of 2002. Mr. Szabo joined the board on October 1, 2003. Currently, our Board of Directors consists of three members, Michael A. Grollman, Chairman, Graham L. Clark, Secretary, and Gregory Szabo. These Board members were re-elected by shareholder vote in April 2006.

Audit Committee

Our Board’s audit committee was established in December 2000. The audit committee met four (4) times during calendar year 2007. Mr. Greg Szabo is chairman of our audit committee as an outside director and financial expert, and is currently its sole member. The audit committee has reviewed our financial statements for the fiscal year ended September 30, 2007, as audited by Semple, Marchal & Cooper, LLP, National Scientific’s independent auditors. Semple, Marchal & Cooper, LLP, has discussed these financial statements with management and the audit committee.

Compensation Committee and Board Compensation

Our board’s Compensation Committee was established in March 2003. The Compensation Committee met once during each of calendar years 2006 and 2007. Mr. Greg Szabo currently heads our Compensation Committee as an outside director, and is currently its sole member. The Compensation Committee approved the executive compensation plan for the fiscal years ending September 30, 2006 and 2007, respectively.

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

Based solely on our review of such forms, all requirements received by it, or written representations from certain reporting persons, we believe that between October 1, 2002 and September 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

Code of Ethics

Our board adopted on July 28, 2004, a code of ethical conduct that applies to our principal executive officers and principal financial officer. Its purpose is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer, compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code. A copy of this code has been filed with the Securities and Exchange Commission. An additional copy can be found on our website at http://www.nsct.info or by writing to the Company and requesting one.

Item 10.	Executive Compensation

The following table provides information regarding total compensation earned in fiscal years ended September 30, 2007 and 2006 by the named executive officers, who include our Chief Executive Officer/Acting Chief Financial Officer and President of National Scientific, and other named executive officers whose total salary and non-cash compensation exceeded $100,000.

Summary Compensation Table for 2007 and 2006

	Name and principal position	Year	Salary		Bonus	Stock awards	Option awards	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings	All other compensation	Total
			($)		($)	($)	($)		($)	($)	($)
	(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

	Michael A. Grollman	2007	180,000	(1)	–	–	–	–	–	–	180,000
	Chairman, CEO and Acting CFO	2006	180,000	(2)	–	–	–	–	–	–	180,000

	Graham L. Clark	2007	150,000	(3)	–	–	–	–	–	–	150,000
	President, Director	2006	150,000	(4)	–	–	–	–	–	–	150,000
______________
(1)	In 2007, $9,000 was actually paid and $171,000 was accrued for future payment
(2)	In 2006, $100 was actually paid and $179,900 was accrued for future payment
(3)	In 2007, $51,500 was actually paid and $98,500 was accrued for future payment
(4)	In 2006, $25,750 was actually paid and $124,250 was accrued for future payment

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers at fiscal year end:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards:Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael A. Grollman	50,000	–	–	1.84	12/1/2010	–	–	–	–
Michael A. Grollman	450,000	–	–	1.84	12/1/2010	–	–	–	–
Michael A. Grollman	75,000	–	–	2.00	1/12/2011	–	–	–	–
Michael A. Grollman	75,000	–	–	3.00	1/24/2011	–	–	–	–
Michael A. Grollman	300,000	–	–	0.25	1/16/2012	–	–	–	–

Graham L. Clark	26,667	–	–	0.46	12/1/2010	–	–	–	–
Graham L. Clark	200,000	–	–	0.25	1/16/2012	–	–	–	–
Graham L. Clark	–	–	–	–	–	1,000,000	11,000	–	–

Long Term Incentive Plans - Awards in the Last Two Fiscal Years

		Performance or	Estimated Future Payouts Under Non-
		Other Period	Stock Priced-Based Plans
	Number of	Until
	Shares	Maturation or	Threshold	Target	Maximum
Name	(#) (1)	Payout	($ or #)	($ or #)	($ or #)

Michael A. Grollman (2)	1,250,000	Dec 2008
Graham L. Clark (3)	1,000,000	Dec 2008
____________
(1)	All grants in this table are based on our fiscal year 2002 Employee Stock Retainage Plan. (See Employee Stock Retainage Plan below).
(2)
Mr. Grollman was granted 750,000 shares of stock from this Employee Stock Retainage Plan pool of shares, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004. In July of 2005, the board indicated that it may waive Mr. Grollman’s risk of forfeiture on these shares in 2006, based on his forbearance on collecting of the various Notes due to him at the end of fiscal 2005 – On September 28, 2007, our board extended this program into calendar year 2008 with a sales goal of $1M and removed the risk of forfeiture.  As of the date of this report none of these grants have been fully earned.

(3)
Mr. Clark was granted 500,000 shares of stock from our Employee Stock Retainage Plan pool of shares discussed above, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004. On September 28, 2007, our board extended this program into calendar year 2008 with a sales goal of $1M and removed the risk of forfeiture.  As of the date of this report none of these grants have been fully earned.

Director Compensation Table for fiscal year ended September 30, 2007:

	Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)

	Gregory Szabo (2)	1,250	4,000	2,178	–	–	–	7,428
____________
(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended
September 30, 2007 in accordance with FAS 123R.
(2)	80,000 options outstanding at fiscal year end.

Option/SAR Grants and Exercises of Options/SAR Grants during Last Fiscal Year

No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs (including options and SARs that subsequently have been transferred) were made during the fiscal year ending September 30, 2007, to any of the named executive officers, nor did any of the named executive officers exercise any options or SAR grants during that period.

Employee Stock Retainage Plan

In September 2002, by unanimous vote, our board initiated a restricted Employee Stock Retainage Plan or plan (“Employee Stock Retainage Plan”) to retain key staff during a period of financial difficulty in calendar year 2002. The board allocated approximately $150,000 in restricted common stock from this Employee Stock Retainage Plan as a pool of shares of our restricted common stock, to be granted to key employees at the direction of the board for the year and the next, subject to National Scientific exceeding sales growth objectives and expense control objectives in 2003. Failure to meet these objectives under the plan would result in serious risk of forfeiture by staff of some or all of these stock grants by all participants. All goals set were team goals. The plan has been used as a tool to achieve salary deferral and other salary concessions from the staff during this period of fiscal hardship, in order to retain key employees during this period The plan’s sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January of 2004, our board extended this program into 2005, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time, if desired. In February of 2005, the plan was extended by the board into 2006, with goals set at the same level as 2005. As of the date of this report, the plan currently covers officers Michael Grollman and Graham Clark, and employees who are not officers including Oscar Quadros, and David Mandala. The plan has not been submitted to our shareholders for approval. All of the stock under this program is restricted under SEC Section 144. On September 28, 2007, our board extended this program into calendar year 2008 with a sales goal of $1M and removed the risk of forfeiture.  As of the date of this report this goal had not yet been met.

Employment Agreements

We engaged Mr. Grollman as an independent contractor from October 7, 2000 until November 30, 2000. He was paid $15,000 monthly for his services as an independent contractor. Effective December 1, 2000, Mr. Grollman became an employee of National Scientific under a one-year contract to serve as our Chief Operating Officer. Mr. Grollman was named President in April 2001. The contract automatically renews for additional one-year terms unless either party chooses to terminate, and it remains in force through the date of this report. Mr. Grollman’s contract calls for an annual gross salary of $180,000, payable semi-monthly. Also in accordance with the contract, on December 1, 2000, we granted Mr. Grollman 100,000 shares of common stock, subject to risk of forfeiture should Mr. Grollman not fulfill the terms of his employment agreement. Also on December 1, 2000, we granted Mr. Grollman 500,000 vested options to purchase common stock at the closing sales price of the common stock on December 1, 2000. Additional option grants are included in Mr. Grollman’s employment contract for each whole dollar amount increase in the market value of our Common Stock. The whole dollar amount increase is measured over a moving two-week average. For each whole dollar amount attained between $1 and $15 inclusive, Mr. Grollman will receive 75,000 options at the whole dollar amount option price. Mr. Grollman is also entitled to additional options at various but declining levels for increases in stock value up to $50 per Common Share. In the event of a change in control or sale of substantially all the assets of National Scientific, the employment agreement between Mr. Grollman and us automatically terminates, and Mr. Grollman is to receive one hundred fifty percent (150%) of the then current year’s annual salary.

In January of 2002 Mr. Grollman agreed to defer 20% of his salary until such a time as cash was more available, reducing his immediately payable cash salary to $12,000 per month. For September, October, and November of 2002, Mr. Grollman deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. Mr. Grollman agreed from January 2003 through December 2003 to reduce his total payable salary for the 2003 year to $120,000 per year. In addition to this reduction, during the year ended September 30, 2003 Mr. Grollman deferred $70,360 of his salary and was paid $64,640 in cash. During the year ended September 30, 2004 Mr. Grollman deferred $70,800 of his salary and was paid $94,200 in cash. For calendar year 2004, Mr. Grollman agreed to defer up to $30,000 of his contracted pay as needed. During the year ended September 30, 2005 Mr. Grollman deferred $110,800 of his salary and was paid $69,200 in cash. During the year ended September 30, 2006 Mr. Grollman deferred $179,900 of his salary and was paid $100 in cash. During the year ended September 30, 2007 Mr. Grollman deferred $171,000 of his salary and was paid $9,000 in cash. Also subsequent to fiscal 2007 year-end, Mr. Grollman deferred all of his October and November salary of $15,000 to a future period, leaving as of the end of November 2007, unpaid wages of $314,221 accrued vacation pay of $57,345 and accrued interest on deferred salary of approximately $70,841 for a combined total of approximately $442,047.

In January 2003, under our Stock Retainage Plan ( See Stock Retainage Plan above) initiated in September 2002, we issued 2,550,000 shares of common stock at an average price of $0.06 or 90% of the price on the grant date of September 30, 2002. These grants were provided originally to Michael Grollman, Graham Clark, David Mandala, and Karen Fuhre. Mr. Mandala left the firm in mid-2003, and his shares under the plan were reallocated to Oscar Quadros and Paul Davidson. These stock grants were contingent upon National Scientific achieving sales targets for calendar year 2003. Should these targets not be met, these shares would be forfeited, or we and the employees involved in the program would elect to establish new goals for calendar year 2004, in order to motivate the staff to perform and simultaneously conserve cash resources during the next calendar year, using the same stock grants, as yet unearned, as long term incentive. In January of 2004, our Board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn this stock grant. On August 19, 2003, a participant of the plan left us and his grant of 800,000 shares were forfeited at the average market price per share of $0.15. On September 30, 2003 the 800,000 shares of common stock resulting from the forfeiture was allocated to the plan. We issued this stock under the terms of the plan to several employees in 2004 who are not officers or directors of National Scientific. . In February of 2005, the plan was extended by the board into 2006, with goals set at the same level as 2005.  On September 28, 2007, our board extended this program into calendar year 2008 with a sales goal of $1M and removed the risk of forfeiture.  As of the date of this report none of these grants have been fully earned, other than those of Mr. Grollman, which have been declared earned in order to induce his continued loan extensions for Company operations.

Mr. Grollman was granted 750,000 shares of stock from this Employee Stock Retainage Plan pool of shares, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004.

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

On March 19, 2007, Mr. Grollman agreed to convert approximately $25,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

On June 19, 2007, Mr. Grollman agreed to convert approximately $31,700 of his back pay to our restricted common stock, the rate of the average market price per share of $0.020.

On August 20, 2007, Mr. Grollman agreed to convert approximately $60,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.020.

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

For September, October, and November of 2002, Mr. Clark deferred 100% of his payable salary, reducing his immediately payable cash salary to $0 per month. During the year ended September 30, 2003 Mr. Clark deferred $50,360 of his salary and was paid $69,640 in cash. During the year ended September 30, 2004 Mr. Clark deferred $41,400 of his salary and was paid $101,100 in cash. During the year ended September 30, 2005 Mr. Clark deferred $63,000 of his salary and was paid $87,000 in cash. During the year ended September 30, 2006 Mr. Clark deferred $124,250 of his salary and was paid $24,750 in cash. During the year ended September 30, 2007 Mr. Clark deferred $98,500 of his salary and was paid $51,500 in cash. Also subsequent to September 30, 2007 year-end, Mr. Clark deferred all of his October and November monthly salary of $12,500 to a future period leaving as of the end of November 2007, unpaid wages of $102,173, accrued vacation pay of $45,917 and accrued interest on deferred salary of $46,457 for a combined total of approximately $194,547.

Mr. Clark was granted 500,000 shares of stock from our Employee Stock Retainage Plan pool of shares discussed above, subject to National Scientific achieving in excess of $400,000 in sales in calendar year 2004. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,500,000 for calendar year 2004.

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

On March 23, 2007, Mr. Clark agreed to convert approximately $20,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.035.

On June 14, 2007,  Mr. Clark agreed to convert approximately $20,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.020.

On June 19, 2007, Mr. Clark agreed to convert approximately $7,566 of his back pay to our restricted common stock, the rate of the average market price per share of $0.020.

On August 20, 2007, , Mr. Clark agreed to convert approximately $60,000 of his back pay to our restricted common stock, the rate of the average market price per share of $0.020.

On September 20, 2007, , Mr. Clark agreed to convert approximately $10,500 of his back pay to our restricted common stock, the rate of the average market price per share of $0.015.

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

During fiscal 2007, we granted 550,000 options to our contractors and employees to purchase shares of our common stock. The options granted have exercise prices of $0.030 per share, a life of ten years and vested immediately.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information, as of December 3, 2007, concerning the beneficial ownership by (i) all current directors, (ii) each of our named executive officers, (iii) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (iv) all of our directors and executive officers as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that their respective spouses share authority under applicable law.

	Number of
	Common Shares		Percent of
	Beneficially		Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)		Shares

Michael A. Grollman	11,900,000	(3)	9.7%
Graham L. Clark	9,751,667	(4)	8.0%
Gregory Szabo	756,922	(5)	0.6%
All executive officers and directors as a group (3 persons)	22,408,589		18.3%
__________
(1)	The business address for all directors and officers is c/o National Scientific Corporation, 8361 E. Evans Road, Suite 106, Scottsdale, Arizona 85260-3617.
(2)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon the approximately 122,280,557 shares of Common Stock outstanding as December 24, 2007.

(3)
Includes 1,150,000 shares underlying currently exercisable stock options and warrants, and 10,750,000 shares of restricted Common Stock including 1,250,000 shares subject to substantial risk of forfeiture.

(4)
Includes 551,667 shares underlying currently exercisable stock options and warrants and 9,200,000 shares of restricted Common Stock including 1,000,000 shares subject to substantial risk of forfeiture.

(5)	Includes 380,000 shares underlying currently exercisable stock options and warrants and 376,922 shares of restricted Common Stock subject to substantial risk of forfeiture.

Item 12.	Certain Relationships and Related Transactions

On September 30, 2002, we started a restricted Employee Stock Retainage Plan (See Employee Stock Retainage Plan above) to retain key staff during a period of financial difficulty with significant periods of cash wage deferrals. We allocated approximately 3,350,000 shares with a current market value of $150,000 from this Employee Stock Retainage Plan pool of shares in fiscal 2002, to be granted to key personnel. Grants from this pool of shares were made to Michael Grollman, Graham Clark, Karen Fuhre, Oscar Quadros, and Paul Davidson. On September 28, 2007, our board extended this program into calendar year 2008 with a sales goal of $1M and removed the risk of forfeiture.

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.

On March 19, 2007, we issued 714,286 of our restricted common shares to Michael Grollman, at the closing price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On March 23, 2007, we issued 666,667 of our restricted common shares to Graham Clark, at the closing price of $0.035 in lieu of his partial forgiveness of the Company’s back pay indebtedness to him.

On June 14, 2007, we issued 1,000,000 of our restricted common shares to Graham Clark, at the closing price of $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, we issued 378,333 of our restricted common shares to Graham Clark, at the closing price of $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On June 19, 2007, the Company issued 1,585,714 of our restricted common shares to Michael Grollman, at the closing price of $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On August 20, 2007, the Company issued 3,000,000 of our restricted common shares to Michael Grollman, at the closing price of $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On August 20, 2007, the Company issued 3,000,000 of our restricted common shares to Graham Clark, at the closing price of $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On September 20, 2007, the Company issued 700,000 of our restricted common shares to Graham Clark, at the closing price of $0.015 in exchange for his partial forgiveness of the Company’s back pay indebtedness to him.

On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300, with interest of 8% compounded annually on October 1st. The note provides for repayment within five business days of a demand notice from Mr. Grollman.

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

Item 13.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
____________
(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

Item 14.	Principal Accountant Fees And Services

Audit Fees

Fees paid or accrued due, for services performed by our principal accountants, during the years ended September 30, 2006 and 2005 were as follows:

	2007	2006

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.	$30,705	$27,850
Audit-related fees - related to the performance of audit or review of financial statements not reported under “audit fees” above	–	–
Tax fees - tax compliance, tax advice and tax planning	–	–
All other fees - services provided by our principal accountants other than those identified above	–	–
Total fees paid or accrued to our principal accountants Semple, Marchal & Cooper, LLP in 2007 and Epstein Weber & Conover, PLC in 2006	$30,705	$27,850

Fees paid to the principal accountants were approved by the Audit Committee.

All other Fees

None.

Epstein Weber & Conover, PLC, Certified Public Accountants, were our principal auditors for fiscal year 2006. During fiscal year 2006, Epstein Weber & Conover, PLC reviewed our unaudited financial statements as filed in our form 10-QSB for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the departure of Epstein Weber & Conover, PLC, there were no unresolved disagreements with Epstein Weber & Conover, PLC on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure; which disagreements, if not resolved to the satisfaction of Epstein Weber & Conover, PLC would have caused Epstein Weber & Conover, PLC to make reference to the subject matter of the disagreements in connection with its reports. Epstein Weber & Conover, PLC as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.

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

Financial Information Systems Design and Implementation Fees and Other Services

We did not engage Semple, Marchal & Cooper, LLP, to provide services to us regarding financial information systems design and implementation during the fiscal year ended September 30, 2006. The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining Semple, Marchal & Cooper, LLP’s, independence, and has decided not to secure such services from Semple, Marchal & Cooper, LLP, at this time in that area.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: December 29, 2007	By:	/s/ Michael A. Grollman

Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark

Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo

Gregory Szabo Director

NATIONAL SCIENTIFIC CORPORATION

AUDITED FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
National Scientific Corporation
Scottsdale, Arizona

We have audited the accompanying balance sheet of National Scientific Corporation (the “Company”) as of September 30, 2007 and the related statement of operations, changes in stockholders’ equity (deficit) and cash flow for the year ended September 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SEMPLE, MARCHAL & COOPER, LLP

Phoenix, Arizona
December 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
National Scientific Corporation

We have audited the accompanying balance sheet of National Scientific Corporation as of September 30, 2006 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of National Scientific Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Scientific Corporation as of September 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that National Scientific Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, National Scientific Corporation has not yet generated significant revenues, and is dependent upon raising capital from investors. Additionally, National Scientific Corporation has incurred aggregate losses during the two years ended September 30, 2006 of over $2,086,000 and had a total shareholders’ deficit of approximately $1,400,000 at September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
January 11, 2007

NATIONAL SCIENTIFIC CORPORATION

BALANCE SHEETS
September 30, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$85,887	$43,899
Trade receivables, net	6,216	141,498
Inventory, net	22,900	6,020
Other assets	68	5,570
Total current assets	115,071	196,987

Property and equipment, net	622	1,037
Deposits	2,340	2,000
Deferred offering costs, net	14,800	19,600

Total current assets	$132,833	$219,624

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable - related party	$419	$83,584
Accounts payable - other	195,004	165,593
Accrued expenses	883,400	848,446
Due to factors	2,602	104,400
Notes payable - related party	161,300	159,000
Notes payable – current portion	80,875	133,375
Total current liabilities	1,323,600	1,494,398

Notes payable, less current portion, net of discount and beneficial conversion feature of $37,945 at September 30, 2007 and $50,252 at September 30, 2006	137,055	124,748
Total liabilities	1,460,655	1,619,146

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.10; 4,000,000 shares authorized, and no shares issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding 121,995,835 and 99,108,039 at September 30, 2007 and 2006, respectively	1,219,959	991,081
Additional paid-in capital	22,693,696	22,405,152
Accumulated deficit	(25,241,477)	(24,795,755)
Total shareholders’ deficit	(1,327,822)	(1,399,522)

Total liabilities and shareholder’s deficit	$132,833	$219,624

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION

STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2007 and 2006

	2007	2006

Revenues	$624,793	$227,251

Cost of Sales	317,606	123,689

Gross profit	307,187	103,562

Costs and expenses
Salaries and benefits	248,659	258,977
Research and development	169,960	185,638
Stock compensation	22,371	14,946
Other	166,134	183,726
Inventory obsolescence charge	–	17,827

Total costs and expenses	607,124	661,114

Loss from operations	(299,937)	(557,552)

Other income (expense)
Other income	25,740	–
Interest expense	(166,725)	(94,241)
Amortization of deferred offering costs	(4,800)	(4,400)
Impairment of investment	–	(289,100))

	(145,785)	(387,741)

Loss before income taxes	(445,722)	(945,293)
Income tax expense	–	–

Net loss	$(445,722)	$(945,293)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	107,777,861	96,754,136

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Year Ended September 30, 2007 and 2006

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2006	99,108,039	$991,081	$22,405,152	$(24,795,755)	$(1,399,522)

Stock issued for services
Price per share:
$0.0385	25,974	260	740	–	1,000
$0.0254	78,740	787	1,213	–	2,000
$0.0288	34,722	347	653	–	1,000

Stock options granted	–	–	11,898	–	11,898

Warrants extended by one year	–	–	6,473	–	6,473

Warrants issued with debt	–	–	871	–	871

Stock issued in exchange of accrued expenses for:
$0.035	714,286	7,143	17,857	–	25,000
$0.030	666,667	6,667	13,333	–	20,000
$0.020	10,134,047	101,340	101,340	–	202,680
$0.015	700,000	7,000	3,500	–	10,500

Private placement of stock
Shares issued for:
$0.02	8,000,000	80,000	80,000	–	160,000
$0.03	333,360	3,334	6,666	–	10,000

Stock issued to settle dispute regarding timing of interest payment on note	2,200,000	22,000	44,000	–	66,000

Net loss for the year ended September 30, 2007	–	–	–	(445,722)	(445,722)

Balance at September 30, 2007	121,995,835	$1,219,959	$22,693,696	$(25,241,477)	$(1,327,822)

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Year Ended September 30, 2007 and 2006

	Common Stock		Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, September 30, 2005	94,095,459	$940,955	–	$–	$22,248,814	$(23,850,462)	$(660,693)

Stock issued for services
Price per share ranged:
$0.0480	18,744	187	–	–	712	–	899
$0.0382	23,585	236	–	–	664	–	900
$0.0380	47,393	474	–	–	1,326	–	1,800

Issuance of common stock accounted for as debt discount and beneficial conversion feature	1,200,000	12,000	–	–	49,533	–	61,533

Issuance of common stock in exchange for accounts payable and accrued expenses
Shares issued for:
$0.036	500,000	5,000	–	–	13,000	–	18,000
$0.035	430,000	4,300	–	–	10,750	–	15,050
$0.032	500,000	5,000	–	–	11,000	–	16,000
$0.035	1,150,000	11,500	–	–	28,750	–	40,250

Private placement of common stock
Shares issued for:
$0.0175	1,142,858	11,429	–	–	8,571	–	20,000

Common stock options issued, net	–	–	–	–	11,346	–	11,346

Warrants issued with debt	–	–	–	–	20,686	–	20,686

Net loss	–	–	–	–	–	(945,293)	(945,293)

Balance, September 30, 2006	99,108,039	$991,081	–	$–	$22,405,152	$(24,795,755)	$(1,399,522)

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION

STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(445,722)	$(945,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash transactions
Depreciation	415	6,643
Stock and options issued for services, net	15,898	14,945
Impairment of inventory	–	17,827
Impairment of investment	–	289,100
Stock issued to settle a dispute	66,000	–
Warrant expense	7,344	20,686
Amortization of deferred offering costs	4,800	4,400
Amortization of debt discount	10,320	9,460
Amortization of beneficial conversion feature	1,987	1,821
Increase in inventory	(16,880)	(112)
Decrease (increase) in receivables	135,282	(131,530)
Decrease (increase) in other assets and deposits	5,162	(5,502)
Increase in accounts payable and accrued expenses	239,380	411,213
Net cash used in operating activities	23,986	(306,342)

Cash flows from financing activities:
Increase in notes payable	34,025	265,125
Repayment of notes payable	(24,025)	(16,900)
Net proceeds from factors	(101,798)	104,400
Payment of financing activities	–	(24,000)
Proceeds from issuance of common stock	109,800	20,000
Net cash provided by financing activities	18,002	348,625

Net (decrease) increase in cash and cash equivalents	41,988	42,283
Cash and cash equivalents, beginning of year	43,899	1,616

Cash and cash equivalents, end of year	$85,887	$43,899

Supplementary Disclosure of Cash Flow Information
Cash paid for interest	$33,040	$8,609
Non-cash investing and financing activities:
Conversion of accounts payable and accrued payroll to equity	$258,180	$89,300
Conversion of debt to equity	$60,200	$–
Debt discount and beneficial conversion feature	$–	$61,533

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION

STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended September 30, 2007 and 2006

Summary of Non-Cash Investing and Financing Activities

During the year ended September 30, 2006, the Company issued 2,580,000 of our restricted common shares to management, at closing prices ranging from $0.032 to $0.036 in exchange for their partial forgiveness of the Company’s back pay indebtedness of $89,300 to them.

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

During the year ended September 30, 2007, the Company issued 12,215,000 of our restricted common shares to management and staff, at closing prices ranging from $0.015 to $0.035 in exchange for their partial forgiveness of the Company’s back pay indebtedness of $258,180 to them.

See accompanying notes to
financial statements, which are an integral part of the financial statements

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

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

Operations:

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

Going Concern:

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

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

We continue to focus our efforts on improving overall liquidity through identifying new business opportunities within the areas of our core competencies of wireless security systems, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. We have continued to restrict new capital investment and new asset development, limiting projects to those required and the best opportunities we can find for near term revenue growth in the transportation sector. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.  We may elect to negotiate with some of our creditors to reduce or restructure our debt obligations, for example with our larger Note holders, although we cannot be sure of the outcomes of such negotiations. We also in the past have chosen to compensate some consultants and some staff using equity, and also to reduce our debt by allowing staff to convert any accrued back pay to equity, and we are likely to continue this practice in the near term to improve liquidity.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

The sale or issue of additional equity would likely have a dilutive effect on existing shareholders, if it were to occur.  No assurance can be given that we will be able to obtain a new source of capital on terms that are acceptable to us. If we are unable to obtain new capital, we may be forced to subject ourselves to bankruptcy, reorganization, liquidation, dissolution or similar proceeding.

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

Cash Equivalents:

Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.

Trade Receivables:

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. A provision for uncollectible accounts receivable was not required at September 30, 2007 and 2006. The Company does not typically require collateral or accrue interest or fees on past due amounts.

Inventory:

Inventories, primarily parts and finished goods, are stated at the lower of cost or market values. Cost is primarily determined on a FIFO (first-in, first-out) basis.

Property and Equipment:

Property and equipment are recorded at cost and are being depreciated over estimated useful lives of five years using the straight-line method.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

Advertising and Promotion Costs:

Advertising and promotion costs, which totaled $1,648 in 2007 and $2,290 in 2006, are expensed as incurred.

Stock Based Compensation:

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this transition method, stock-based compensation expense for the year ended September 30, 2007 includes compensation expense for all stock-based compensation awards granted subsequent to October 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). All stock based compensation awards were fully vested as of September 30, 2006. Stock-based compensation expense for all stock-based compensation awards granted after October 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

For the year ended September 30, 2006, the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the financial statements for a further discussion on stock-based compensation.

Income Taxes:

Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

Research and Development / Patents:

Both research and development and the costs associated with obtaining patents and product development have been expensed as incurred. Patent costs are expensed, since the Company has not yet developed products, which have gained market acceptance.

Off-Balance Sheet Arrangements:

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN No. 48 will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 will have a material effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

2.	Trade Receivables

Trade receivables are net of reserves:

	2007	2006

Trade receivables	$6,216	$141,498
Less: reserves	–	–
	$6,216	$141,498

On September 7, 2005, we entered into a factoring agreement with United Capital Funding (UCF) of Florida. UCF is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to improve our cash flow with this arrangement.

Under the arrangement, we sell to UCF as absolute owner, invoices that we submit to UCF to be factored. Upon purchase, UCF assumes the risk of non-payment on purchased invoices, so long as the cause of non-payment is solely due to the occurrence of an insolvency event. As collateral securing the obligations, we grant UCF a continuing first priority security interest in all accounts and related inventory. Notwithstanding the creation of the above security interest, our relationship with UCF is one of Seller and Purchaser of accounts, and not that of lender and borrower. However, as there is certain recourse for non-payment, the accounts receivable are recorded at the estimated realizable value, net of allowances and the net advanced amount from UCF is recorded as an obligation at  the end of fiscal 2007 and 2006. The initial and periodic factoring fee is .45% of the face amount of factored invoices. The factoring period is five days and the purchase price is 80% of the face amount, excluding sales tax.

UCF typically advances to us 80% of the total amount of invoices factored, excluding sales tax. UCF retains 20% of the outstanding factored invoices as a reserve, which it holds until the customer pays the factored invoice to UCF.

As of September 30, 2007, Trade Receivables of $6,216 included factored invoices totaling $3,470. As of September 30, 2006, Trade Receivables of $141,498 included factored invoices totaling $140,875.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

3.	Property and Equipment

Property and equipment consists of the following at September 30, 2007 and 2006:

	2007	2006

Computer equipment	$2,074	$2,074
Total property and equipment	2,074	2,074
Less: accumulated depreciation	(1,452)	(1,037)
Net property and equipment	$622	$1,037

Fully depreciated Computer equipment and Office furniture of $58,806 and $12,507 respectively, no longer in service were deleted in fiscal 2006.

Depreciation expense for the years ended September 30, 2007 and 2006 was $415 and $6,643 respectively.

4.	Inventory, net

Inventory, net consists of the following at September 30, 2007 and 2006:

	2007	2006

Inventory, gross	$22,900	$70,622
Less: reserve for obsolescence	–	(64,602)
Inventory, net	$22,900	$6,020

We marked down our inventory of Gotcha!® products, during the year ended September 30, 2006 by $17,627, for estimated obsolescence based on assumptions about age of the inventory and current demand. Our inventory of Gotcha!® products was fully written off against the reserve of $64,602 in fiscal 2007.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

5.	Investment

On January 28, 2005, the Company entered into a securities exchange agreement with TurboWorx, Inc., a Delaware corporation (“Turbo”) that provided for the exchange of 360,000 shares of the common stock of Turbo plus $240,000 in cash in exchange for 7,150,000 shares of NSC Common Stock (the “Exchange”). NSC and Turbo consummated the Exchange on February 1, 2005. The total value of the transaction of $620,444 was determined by the $240,000 cash paid to the Company, plus the then current market price of the Company’s common stock of $.074, plus the total fee of $91,344 charged by Casimir Capital, L.P. (“Casimir”) the placement agent. Casimir’s fee consisted of cash consideration of $25,000 and $66,344 that was determined to be the value of the 800,000 warrants, issued to the placement agent, with an exercise price of $0.11 at date of issue. Since Turbo’s common stock was not listed on any stock exchange or the Over the Counter Bulletin Board, the Company recorded the Investment of 360,000 Turbo shares at its net cost, the average market price of the 7,150,000 shares issued to Turbo less the cash received from Turbo. The consideration paid to Casimir did not increase the fair value of the investment and therefore, resulted in an impairment write-down of $91,344 in fiscal year 2005. The Company’s investment in these equity securities was carried at $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005. The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring, we determined in September 2006 that it was appropriate to impair this investment up to its full value, $289,100, due to serious financial distress we believe is happening at TurboWorx, which has now entered a Chapter 11 bankruptcy.

The Company intended to distribute at least 180,000 of the shares of Turbo stock it received in the Exchange to NSC shareholders of record on a pro rata basis as soon as practicable after the effective date of a registration statement on Form SB-2 registering the Turbo shares to be distributed to NSC shareholders. Turbo agreed to file such registration statement, and agreed to use its best efforts to have such filed registration statement declared effective no later than 90 days following the filing date. Turbo filed the SB-2 registration statement with the Securities and Exchange Commission on June 6, 2005. Turbo filed an amendment to the SB-2 registration statement with the Securities and Exchange Commission on October 12, 2005. When the registration becomes effective, NSC planned to announce the distribution. The parties also granted each other certain “piggyback” registration rights regarding the exchanged shares. The registration rights terminate on December 31, 2007. The exchange is a further development resulting from the Memorandum of Understanding entered into between NSC and Turbo on October 29, 2004 regarding the joint development of technology and joint marketing. However, TurboWorx withdrew its SB-2 registration statement in June 2006, and has not re-filed it since that time. We determined that as of September 30, 2006, TurboWorx is not likely to complete this registration statement, and thus may be in breach of its Exchange agreement. As a result, we do not consider a distribution of Turbo shares at this point to be a likely result. As of the date of this report, the TurboWorx Chapter 11 bankruptcy case remains active.

During the year ended September 30, 2006, NSC continued discussions with Turbo concerning their delinquency in obtaining an effective registration. Turbo withdrew their then-current SB-2 filing in May 2006. NSC is uncertain as to the direction Turbo will take, but now believes that Turbo may be in breach of the Share Exchange Agreement, and we have therefore started legal proceedings to recover our shares from them, and return to Turbo its common stock.   This action is expected to not advance unless and until the Chapter 11 process is completed.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

6.	Accrued Expenses

   Accrued Expenses consisted of the following at September 30, 2007 and 2006:

	2007	2006

Salaries & vacation pay - current management and staff	$575,727	$585,678
Salaries & vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	40,781	37,342
Interest	156,271	101,698
Employee stock retainage pool	50,250	50,250
Other liabilities	30,996	44,103
	$883,400	$848,446

7.	Earnings Per Share

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for fiscal years 2007 and 2006.

	2007	2006

Net (loss)	$(445,722)	$(945,293)
Weighted average shares:
Average shares outstanding	107,777,861	96,754,136
Effect of diluted shares	–	–

Average Shares outstanding, adjusted for dilutive effect	107,777,861	96,754,136

(Loss) per share – basic	$(0.00)	$(0.01)

(Loss) per share – diluted	$(0.00)	$(0.01)

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	2007	2006

Options	4,786,756	4,159,938
Warrants	17,714,197	15,384,197
Potential common equivalents	22,500,953	19,544,135

8.	Lease Commitments

On August 27, 2004 the Company signed a twenty-six month non-cancelable operating lease agreement for an office in Scottsdale,  Arizona . The lease for the Scottsdale facility expired October 31, 2006. On October 20, 2006 NSC executed a lease for 1,601 square feet of office/warehouse space at 8361 E. Evans Road, Suite 106 Scottsdale, Arizona 85260. The lease for this Scottsdale facility commenced on November 1, 2006 and expires October 31, 2008 and is at a base rental rate of $1,963 per month for the first twelve months and $ 2,028 per month for the final twelve months.

Future minimum lease obligations at September 30, 2007 are as follows:

Year ending September 30,	Amount

2008	24,270
2009	2,028
$26,298

Rent expense for the years ended September 30, 2007 and 2006 was approximately $25,000 and $39,000, respectively.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

9.	Income Taxes

Deferred income taxes consist of the following at September 30, 2007 and 2006:

	2007	2006

Tax benefit of net operating loss carry-forwards	$6,795,000	$6,600,000
Impairment reserve	–	159,000
Compensation payable	44,000	36,000
Allowance for doubtful accounts	–	-
Total	6,839,000	6,795,000
Less: Valuation allowance	(6,839,000)	(6,795,000)
	$–	$–

A reconciliation of expected to actual taxes follows:

	2007	2006

Expected federal and state tax recovery at 40%	$(178,000)	$(378,000)
Non-deductible stock compensation	–	–
Other	–	9,000
	(178,000)	(369,000)
Tax benefits not realized - valuation allowance	178,000	369,000
Realized tax benefit	$–	$–

The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1996 and the utilization of those assets is uncertain. During fiscal 2007 and 2006, the valuation allowance increased by $178,000 and $369,000, respectively.

The Company has the following net operating loss carry-forwards at September 30, 2007 and 2006, which may be used to offset future federal taxable income through 2026 and 2025 respectively, and state taxable income through 2012 and 2011 respectively:

	2007	2006

Loss carry forwards	$16,900,000	$16,500,000

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

10.	Related Party Transactions

As described in the Company’s 10-KSB filing for the year ending September 30, 2003, and also in the Company’s Proxy Statement for 2004 filed January 30, 2004, the Company’s Board initiated on September 30, 2002 a restricted Employee Stock Retainage Plan (See Employee Stock Retainage Plan above) to retain key staff during a period of financial difficulty. The Company allocated approximately $150,000 in restricted Common Stock from this pool of shares in fiscal 2002, to be granted to key employees during the year, subject to the Company exceeding sales growth objectives and expense reduction objectives in 2003. Failure to meet these objectives under the plan would result in the forfeiture by staff of this entire stock grant by all participants, unless new objectives are approved by the board for calendar year 2004, in which case the stock grant would remain with the participants but be subject to forfeiture by participants until new objectives have been achieved in 2004. All stock grants under this program were granted in September 2002 but shares were not finally issued until January of 2003. All of the stock under this program is restricted under SEC Section 144, and cannot be traded by the Employee Stock Retainage Plan participants for at least one year from date of issue. The board extended the program in February of 2005 through to the end of 2006, with targets remaining at the 2005 levels.  On September 28, 2007, the board extended this program into calendar year 2008 with a sales goal of $1M and removed the risk of forfeiture.  As of the date of this report this goal had not yet been met.

The Company CEO, Michael Grollman was granted 750,000 shares of stock from the Employee Stock Retainage Plan pool of shares, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003, and subject to him accepting a $60,000 per year pay reduction for the calendar year 2003, reducing his annual payable salary to $120,000 per year for 2003. Mr. Grollman was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The Company’s President and Director Graham Clark was granted 500,000 shares of stock from the Company’s Employee Stock Retainage Plan pool of shares discussed above, subject to the Company achieving in excess of $200,000 in sales in calendar year 2003. Mr. Clark was granted an additional 500,000 shares of stock under this program, subject to sales exceeding $1,000,000 for calendar year 2003. The plan’s sales goals were not met in calendar year 2003, although the plan was nonetheless largely successful in assisting to retain key staff, even during this period of deferred or reduced salary. In January 2004, our board extended this program into 2004, and set new sales growth objectives for the year at a level 50% higher than the previous year’s program, giving plan participants an additional year to fully earn these previously outstanding restricted stock grants. No new shares were added to the plan, although plan participants were able to convert some long-term back pay into restricted stock at that time. The board extended the program in February of 2005 through to the end of 2008, with targets remaining at the 2005 levels. The majority of the remaining restricted stock allocated under this program was granted to other Company staff, and is subject to substantially the same risk of forfeiture as the stock granted to Grollman and Clark under the Program.

On January 27, 2004, we issued 250,000 shares, from the Employee Stock Retainage Plan pool of shares, to our employees Oscar Quadros, our controller, and 250,000 shares to Paul Davidson, our embedded systems development engineer. Neither of these individuals are nor have been officers or directors of the Company. The 500,000 shares were issued from the plan following the forfeiture and return to the plan on August 19, 2003 of 800,000 shares from a participant of the plan who left the Company. The shares were issued at 90% of the average market price per share, on the date of issue, of $0.155.

In December 2003 Mr. Grollman agreed to convert approximately $150,000 of his back pay and accrued vacation pay to our restricted common stock, at a rate equal to the then currently available private placement share price of $0.10 per share. Mr. Grollman received this stock in January of 2004.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.

On November 23, 2005, Mr. Grollman agreed to convert approximately $18,000 of our accounts payable and accrued expense indebtedness to him to 500,000 shares of our restricted common stock, at the rate of the average market price per share of $0.036.

On April 7, 2006, Mr. Grollman agreed to convert approximately $16,000 of his back pay to 500,000 shares of our restricted common stock, at the rate of the average market price per share of $0.032.

On March 15, 2006, Mr. Clark agreed to convert approximately $15,050 of his back pay to 430,000 shares of our restricted common stock, at the rate of the average market price per share of $0.035.

On May 25, 2006, Mr. Clark agreed to convert approximately $40,250 of his back pay to 1,150,000 shares of our restricted common stock, at the rate of the average market price per share of $0.035.

On March 19, 2007, Mr. Grollman agreed to convert approximately $25,000 of his back pay to 714,286 shares of our restricted common stock, at the rate of the average market price per share of $0.035.

On March 23, 2007, Mr. Clark agreed to convert approximately $20,000 of his back pay to 666,667 shares of our restricted common stock, at the rate of the average market price per share of $0.035.

On June 19, 2007, Mr. Grollman agreed to convert approximately $31,700 of his back pay to 1,585,714 shares of our restricted common stock, at the rate of the average market price per share of $0.020.

On June 14, 2007, Mr. Clark agreed to convert approximately $20,000 of his back pay to 1,000,000 share of our restricted common stock, at the rate of the average market price per share of $0.020.

On June 19, 2007, Mr. Clark agreed to convert approximately $7,566 of his back pay to 378,333 shares of our restricted common stock, at the rate of the average market price per share of $0.020.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

On August 20, 2007, Mr. Grollman agreed to convert approximately $60,000 of his back pay to 3,000,000 shares of our restricted common stock, at the rate of the average market price per share of $0.020.

On August 20, 2007, Mr. Clark agreed to convert approximately $60,000 of his back pay to 3,000,000 shares of our restricted common stock, at the rate of the average market price per share of $0.020.

On September 20, 2007, ,Mr. Clark agreed to convert approximately $10,500 of his back pay to 700,000 shares of our restricted common stock, at the rate of the average market price per share of $0.015.

The CEO and the President have employment contracts previously filed with the SEC that include termination clauses that fully vest their ownership of shares.

11.	Disclosures About Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates. Since the fair value is estimated as of September 30, 2007, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. On September 30, 2006, we took an impairment charge of $289,100 against our investment in TurboWorx, Inc. The Company’s investment in these equity securities was carried at $289,100 at September 30, 2005, which included an impairment charge of $91,344 in fiscal 2005.  The Company regularly monitored this investment for impairment in the carrying value, and as a result of this monitoring; we determined in September 2006 that is was appropriate to impair this investment up to its full value, due to serious financial distress we believe is happening at TurboWorx.

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

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended September 30, 2007 includes compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of October 1, 2006; therefore, the results for prior periods have not been restated.

As of September 30, 2007, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. Under the 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company’s common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001.

As of September 30, 2007, we have issued options to purchase an aggregate of 4,786,756 shares of our common stock, under the plan, leaving a balance of 2,213,244 available for grant. Also as of September 30, 2007, 4,786,756 options are exercisable and, 4,786,756 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

As required by SFAS 123R, the fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing method with the following assumptions to value options for the years ended September 30, 2007 and  2006:

	2007	2006

Risk - free interest rate	4.23% to 5.16%	4.55% to 5.04%
Expected life ( years)	5 to 10	10
Expected volatility	91.4% to 187.7%	80.7% to 88.7%
Expected dividends	None	None
Forfeitures assumed	None	None
Weighted average grant date fair value	$0.02	$0.03

The following table summarizes the stock option activity during fiscal 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Options Outstanding, September 30, 2006	4,159,938	$0.74	5.80
Granted	776,818	0.03
Exercised	–	–
Forfeited or expired	(150,000)	0.15

Options Outstanding, September 30, 2007	4,786,756	$0.64	6.16	$–
Options Exercisable September 30, 2007	4,786,756	$0.64	6.16	$–
___________
(1)	Remaining contractual term is presented in years
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2007, for those awards that have an exercise price currently below the closing price as of September 30, 2007. Awards with an exercise price above the closing price of $0.011 as of September 30, 2007 are considered to have no intrinsic value.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

Warrants

The following assumptions were utilized to value warrants during the fiscal years ended September 30, 2007 and 2006:

	2007	2006

Risk - free interest rate	4.60% to 4.91%	4.86% to 5.04%
Expected life ( years)	2 to5	3 to 5
Expected volatility	83.5% to 184.8%	97.1% to 116.1%
Expected dividends	None	None
Forfeitures assumed	None	None
Weighted average grant date fair value	$0.02	$0.03

The following table summarizes the warrant activity during fiscal 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Warrants Outstanding, September 30, 2006	15,384,197	$0.15	2.36	$
Granted	3,220,000	0.12
Exercised	–	–
Cancelled	(890,000)	0.08

Warrants Outstanding, September 30, 2007	17,714,197	$0.17	1.56	$–
____________
(1)	Remaining contractual term is presented in years.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2007, for those awards that have an exercise price currently below the closing price as of September 30, 2007. Awards with an exercise price above the closing price of $0.011 as of September 30, 2007 are considered to have no intrinsic value.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

On December 20, 2006 a note for $50,000, maturing on November 6, 2006, was extended to March 31, 2007. The extension agreement included an extension fee of $1,000 and 500,000 warrants to purchase our common stock at $0.035 at any time before December 8, 2011. The warrants were determined to have a debt discount of $9,672. The extension fee of $1,000 and debt discount of $9,672 were fully amortized to interest expense in the quarter ended December 31, 2006 as they were incurred in connection with a short-term loan. On March 9, 2007, as part of our private placement offering of February 2007, the lender requested to exchange the principal amount of the loan of $50,000 for 2,500,000 shares of restricted common stock and 400,000 warrants to purchase common stock at an exercise price of $0.08 per share and 400,000 warrants to purchase common stock at an exercise price of $0.15 per share. The 2,500,000 shares were issued at an average market price of $0.02 per share. The lender returned 250,000 warrants of the 500,000 warrants issued as part of the extension agreement of December 20, 2006. On March 9, 2007  the fair value of $8,801 for the 250,000 returned warrants was reversed against interest expense. All interest due on the loan was fully paid.

In February 2007, the Company commenced a private offering of restricted common stock and common stock purchase warrants. During the period ended March 31, 2007, the Company raised $170,000 consisting of $109,800 in cash and $60,200 in debt forgiveness and issued 8,333,360 shares of restricted common stock and granted 2,720,000 warrants to purchase common stock at an exercise price of between $0.08 and $0.30 per share. 8,000,000 shares were issued at an average market price of $0.02 per share and 333,360 shares were issued at an average market price of $0.03 per share. No underwriters were involved in connection with this private placement. The sales and issuances of the securities issued pursuant to the foregoing private placement are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, and Rule 506 of Regulation D.

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

During the year ended September 30, 2007, 640,000 warrants with an exercise price of $0.13 expired.

No share purchase warrants have been exercised during fiscal year 2007.

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

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

16.	Notes Payable and Long Term Debt

As of September 30, 3007 and 2006, all long-term debt consisted of the following notes payable:

	2007	2006

Non-interest bearing note payable, due June 2006; unsecured; repayment may be made by the Company with either cash or its restricted common stock or a combination of cash and stock	$43,250	$43,250
8% ( 6% in 2006) note payable to an Officer of the Company; principal and interest payable on demand	161,300	159,000
Non- interest bearing note payable; unsecured; payable on demand	–	1,000
Non- interest bearing note payable; unsecured; payable on demand	–	1,500
Non- interest bearing note payable; unsecured; payable on demand	–	1,000
12% note payable; secured; payable on demand	11,625	16,625
12% note payable; secured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010; with semi- annual interest payments in May and November	175,000	175,000
12% note payable; secured; payable on demand	–	50,000
6% note payable; unsecured; payable on demand	6,000	–

	417,175	467,375
Less:
Current portion of long term debt	(242,175)	(292,375)
Discount	(31,820)	(42,140)
Beneficial conversion feature	(6,125)	(8,112)

Long-term debt, net of current portion	$137,055	$124,748

On November 1, 2005, as an important phase in the current year’s financing plan, we entered into a financing program with a U.S. investment fund. The terms of this program include a five-year Note payable at maturity in November 2010 for $175,000, at an effective annual interest rate of 8%. Interest is due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares include weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the Note has various put and call rights, and has a right to early payment under certain conditions after 2 years. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs are being amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st.

In March and April 2006 we secured short-term loans in the aggregate principal amount of $3,500. The loans are unsecured and non-interest bearing and payable on demand. These loans were repaid in fiscal 2007.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of September 30, 2007 $11,625 of this loan was outstanding.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At September 30, 2006 and September 30, 2007 this note was in default. As of September 30, 2007 this loan was outstanding.

On August 8, 2006, we secured a short-term loan of $50,000 from a shareholder. The loan carries an origination/placement fee of 4% of the loan amount, and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of orders from Gilbert School District and Jefferson County School District and b) a lien in property owned by Graham Clark.  The interest rate on the loan is 12%. The transaction also included 500,000 warrants to purchase our common stock at $0.035 at any time before August 31, 2011. On December 20, 2006, the loan term was extended to March 31, 2007. The extension agreement included 500,000 warrants to purchase our common stock at $0.035 at any time before August 31, 2011 with the return of 250,000 warrants if the loan balance including all principal, and interest to date and fees are paid in full by March 31, 2007. On March 9, 2007 the Lender, converted the outstanding balance of $50,000 to restricted common stock and common stock purchase warrants as offered in the Company’s private placement offering of February 2007, and returned 250,000 warrants in accordance with the loan extension agreement. All interest and fees due on the loan were paid in full.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
For the Years Ended September 30, 2007 and 2006

On December 27, 2006, we signed a loan agreement with an employee for $8,000. The loan is unsecured and carries an interest rate of 6%. The note is payable on demand with 30 days prior notice On February 27, 2007 we paid $2,000 towards the principal amount.

On or around January 15, 2007 we secured short-term thirty-day loans totaling $12,725 from four shareholders. The loans are unsecured and non-interest bearing or carry nominal interest only. In February 2007, these loans were repaid in cash or, at the request of the lenders, were exchanged for equity as part of our private placement offering of February 2007.

The aggregate maturities of long-term debt at September 30, 2007 were as follows:

2008	$242,175
2009	–
2010	175,000
$417,175