Form 10QSB
period 2007-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2008-02-14
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

There were 122,280,557 shares of Common Stock, par value $.01 per share, outstanding at February 7, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

NATIONAL SCIENTIFIC CORPORATION
FORM 10-QSB

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements
NATIONAL SCIENTIFIC CORPORATION

Condensed Balance Sheets

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$11,279	$85,887
Trade receivables, net	106,874	6,216
Inventory, net	19,268	22,900
Other assets	2,678	68
Total current assets	140,099	115,071

Property and equipment, net	518	622
Deposits	2,340	2,340
Deferred financing costs, net	13,600	14,800
Total assets	$156,557	$132,833

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable - related parties	$–	$419
Accounts payable – other	212,892	195,004
Accrued expenses	907,099	883,400
Due to factors	58,673	2,602
Notes payable - related party	158,300	161,300
Notes payable - other	79,875	80,875
Total current liabilities	1,416,839	1,323,600

Notes payable, less current portion, net of discount and beneficial conversion feature of $34,869 at December 31, 2007 and $37,945 at September 30, 2007	140,131	137,055
Total liabilities	1,556,970	1,460,655

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.10; 4,000,000 shares authorized, none issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding of 122,280,557 at December 31, 2007 and 121,995,835 at September 30, 2007	1,222,806	1,219,959
Additional paid-in capital	22,710,154	22,693,696
Accumulated deficit	(25,333,373)	(25,241,477)
Total shareholders’ deficit	(1,400,413)	(1,327,822)
Total liabilities and shareholder’s deficit	$156,557	$132,833

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Operations
(Unaudited)

	Three months ended
	December 31,
	2007	2006

Revenues	$215,539	$138,216

Cost of Sales	123,440	71,975

Gross profit	92,099	66,241

Costs and expenses
Salaries and benefits	66,238	71,322
Research and development	43,251	43,453
Stock compensation	14,305	3,000
Other	36,153	34,943
Total costs and expenses	159,947	152,718

Loss from operations	(67,848)	(86,477)

Other income (expense)
Other income	–	740
Interest expense	(22,848)	(35,706)
Amortization of deferred financing costs	(1,200)	(1,200)
	(24,048)	(36,166)

Loss before income taxes	(91,896)	(122,643)
Income tax expense	–	–

Net loss	$(91,896)	$(122,643)

Net loss per common share, basic and diluted	$(0.00)	$(0.00

Weighted average number of shares outstanding	122,157,972	99,108,039

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(91,896)	$(122,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	104
Stock issued for services	1,000	–
Stock options issued for services	13,305	3,000
Warrant expense	–	9,672
Amortization of deferred financing costs	1,200	1,200
Amortization of debt discount	2,580	2,580
Amortization of beneficial conversion feature	496	497
Changes in assets and liabilities:
Decrease in inventory, net	3,632	5,335
Increase in receivables, net	(100,658)	(42,287)
Decrease (increase) in other assets and deposits	(2,610)	3,205
Increase in accounts payable and accrued expenses	46,168	66,880
Net cash used in operating activities	(126,679)	(72,457)

Cash flows from financing activities:
Increase in notes payable	–	8,000
Repayment of notes payable	(4,000)	(5,000)
Net proceeds from factors	56,071	31,357
Net cash provided by financing activities	52,071	34,357

Net decrease in cash and cash equivalents	(74,608)	(38,100)
Cash and cash equivalents, beginning of period	85,887	43,899
Cash and cash equivalents, end of period	$11,279	$5,799

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$7,140	$10,343
Conversion of accounts payable and accrued expenses to equity	$5,000	$–

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statement of Changes in Shareholders’ Deficit
For the Three months Ended December 31, 2007
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2007	121,995,835	$1,219,959	$22,693,696	$(25,241,477)	$(1,327,822)

Stock issued for services
Price per share
$0.0288	34,722	347	653	–	1,000

Stock options granted	–	–	13,305	–	13,305

Stock issued in exchange of accrued expenses for:
$0.0200	250,000	2,500	2,500	–	5,000

Net loss for the three months ended December 31, 2007	–	–	–	(91,896)	(91,896)

Balance at December 31, 2007	122,280,557	$1,222,806	$22,710,154	$(25,333,373)	$(1,400,413)

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

1.	Summary of Significant Accounting Policies and Use of Estimates

Nature of Business

Our primary business involves the research, development, manufacture, and sale of hardware and software computer based products and devices that span a range of industries. The majority of our products are mobile computers configured as digital video recording devices with location determining and tracking capabilities. These devices typically use small powerful mobile computers, in conjunction with equally small portable radios to establish, record and report the physical location of people and objects to which these devices are attached. Our location technologies typically use Global Positioning System (GPS) technology to determine position. They also use small computers in conjunction with video cameras and other sensors to record incidents on mobile systems, especially school buses. We also have other products that use non-GPS technology to establish and then report position. We refer to our location-determining devices as our location tracking products, or as location tools products.

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

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005 and during fiscal year 2007 and the first quarter of fiscal year 2008, we have generally seen a steady increase in the sales of our Travado IBUS. During fiscal year 2007 and the first quarter of fiscal year 2008 our sales have consisted entirely of Travado IBUS™ products.

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007

The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

We continue to focus our efforts on improving overall liquidity through identifying new business opportunities within the areas of our core competencies of wireless security systems, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. We have continued to restrict new capital investment and new asset development, limiting projects to those representing the best opportunities we can find for near term revenue growth in the transportation sector. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.  We may elect to negotiate with some of our creditors to reduce or restructure our debt obligations, for example with our larger Note holders, although we cannot be sure of the outcomes of such negotiations. We also in the past have chosen to compensate some consultants and some staff using equity, and also to reduce our debt by allowing staff to convert any accrued back pay to equity, and we are likely to continue this practice in the near term to improve liquidity.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, other receivables, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to their short duration, unless otherwise noted or their market interest rate.

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

Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this method, compensation cost recognized in the three months ended December 31, 2007 and 2006 include compensation cost for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of October 1, 2006.

We estimate fair value using the Black-Scholes option-pricing model. Assumptions used to estimate the compensation expense are determined as follows:
  Expected term is determined using a weighted average of the contractual term and vesting period of the award;
  Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the period equal to their expected term.
  Risk-free interest rate is equivalent to the implied yield on U.S. Treasury bills with a remaining maturity equal to the expected term of the awards; and
  Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

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

2.	Issuance of Common Stock

On October 9, 2007, the Company issued 34,722 of its restricted common shares to Greg Szabo, a director, for board services for the quarter ended September 30, 2007, at the average closing price of the Company’s stock of $0.0288, during the prior quarter.

On November 14, 2007, the Company issued 250,000 of its restricted common shares to Michael Grollman, at the closing price of $0.02 in exchange for his partial conversion of the Company’s back pay indebtedness of approximately $5,000 to him.

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

The Company adopted SFAS 123R method whereby, compensation cost recognized in the three months ended December 31, 2007 and 2006 includes compensation cost for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of October 1, 2006; therefore, the results for prior periods have not been restated.

As of December 31, 2007, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. Under the 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company’s common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001.

As of December 31, 2007, we have issued options to purchase an aggregate of 5,231,756 shares of our common stock, under the plan, leaving a balance of 1,768,244 available for grant. Also as of December 31, 2007, 5,231,756 options are exercisable and 5,231,756 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

As required by SFAS 123R, the fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing method with the following assumptions to value options for the three months ended December 31, 2007 and 2006:

	2007	2006

Risk - free interest rate	3.86% to 4.33%	4.46% to 4.61%
Expected life (years)	5	10
Expected volatility	167.9% to 187.7%	91.4% to 147.6%
Expected dividends	None	None
Forfeitures assumed	None	None
Weighted average grant date fair value	$0.0120 to $0.0186	$0.0200

The following table summarizes the stock option activity during the first three months of fiscal year 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Options Outstanding, December 31, 2007	4,786,756	$0.74	6.16
Granted	895,000	0.03
Exercised	–	–
Forfeited or expired	(450,000)	1.84

Options Outstanding, December 31, 2007	5,231,756	$0.44	5.94	$117
Options Exercisable December 31, 2007	5,231,756	$0.44	5.94	$117
__________
(1)	Remaining contractual term is presented in years
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2007, for those awards that have an exercise price currently below the closing price as of December 31, 2007. Awards with an exercise price above the closing price of $0.025 as of December 31, 2007 are considered to have no intrinsic value.

During the three months ended December 31, 2007, the following options were granted:

On October 9, 2007, 20,000 options were granted to Greg Szabo, a director, for board services. The weighted average grant date fair value of these options was $0.0125.  Stock based compensation of $250 was recognized in the financial statements for the three months ended December 31, 2007 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

On November 14, 2007, 225,000 options were granted to Graham Clark, a director. This grant was approved by the compensation committee as an incentive to retain key staff members. The weighted average grant date fair value of these options was $0.01866.  Stock based compensation of $4,198 was recognized in the financial statements for the three months ended December 31, 2007 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

On November 14, 2007, 100,000 options were granted to Greg Szabo, a director. This grant was approved by the compensation committee as an incentive to retain key staff members. The weighted average grant date fair value of these options was $0.01866.  Stock based compensation of $1,866 was recognized in the financial statements for the three months ended December 31, 2007 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

On November 14, 2007, 100,000 options were granted to Michael Grollman, a director. This grant was approved by the compensation committee as an incentive to retain key staff members. The weighted average grant date fair value of these options was $0.01866.  Stock based compensation of $1,866 was recognized in the financial statements for the three months ended December 31, 2007 using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years. Also, on November 14, 2007, in lieu of taking a larger grant, 450,000 options granted to Michael Grollman on December 1, 2000 at an exercise price of $1.84 were canceled and exchanged for 450,000 options having an exercise price of $0.03. $5,125, was recognized as the incremental compensation cost of the modified award, in the financial statements for the three months ended December 31, 2007.

During the three months ended December 31, 2007, no options were exercised .

Warrants

The following assumptions were utilized to value warrants during the three months ended December 31, 2006:

2006

Risk - free interest rate	4.57%
Expected life (years)	3 to 5
Expected volatility	97.1% to 116.1%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.03

The following table summarizes the warrant activity during the first three months of fiscal year 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Warrants Outstanding, September 30, 2007	17,714,197	$0.17	1.56
Granted	–	–	–
Exercised	–	–	–
Cancelled or expired	–	–	–
Warrants Outstanding, December 31, 2007	17,714,197	$0.17	1.31	$–
__________
(1)	Remaining contractual term is presented in years
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2007, for those awards that have an exercise price currently below the closing price as of December 31, 2007. Awards with an exercise price above the closing price as of December 31, 2007 of $0.025 are considered to have no intrinsic value.

During the three months ended December 31, 2007, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

4.	Trade Receivables

Trade receivables are net of reserves:

	December 31, 2007 (Unaudited)	September 30, 2007 (Audited)

Trade receivables	$106,874	$6,216
Less: reserves	–	–
	$106,874	$6,216

Trade Receivables of $106,874 at December 31, 2007 included factored invoices totaling $104,261. Trade Receivables of $6,216 at September 30, 2007 included factored invoices totaling $3,470.

5.	Inventory, net

Inventories, primarily parts and finished goods, are stated at the lower of cost or market values. Cost is determined on a FIFO (first-in, first-out) basis.

Inventory, net consisted of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007 (Unaudited)	September 30, 2007 (Audited)

Inventory, gross	$19,268	$22,900
Less: reserve for obsolescence	–	–
Inventory, net	$19,268	$22,900

6.	Accrued Expenses

Accrued expenses consisted of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007 (Unaudited)	September 30, 2007 (Audited)

Salaries and vacation pay - current management and staff	$606,150	$575,727
Salaries and vacation pay - former employee	29,375	29,375
Payroll taxes for back pay	40,429	40,781
Interest	168,903	156,271
Employee stock retainage pool	50,250	50,250
Other liabilities	11,992	30,996
	$907,099	$883,400

7.	Notes Payable and Long-Term Debt

As of December 31, 2007 and September 30, 2007, long-term debt consisted of the following notes payable:

	December 31, 2007 (Unaudited)	September 30, 2007 (Audited)

Non-interest bearing note payable, due June 2006; unsecured;
repayment may be made by the Company with either cash or its
restricted common stock or a combination of cash and stock	$43,250	$43,250
8% note payable to a related party; unsecured; principal and
interest payable on demand	158,300	161,300
12% note payable; secured; payable on demand	11,625	11,625
12% note payable; secured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010;
with semi-annual interest payments in May and November	175,000	175,000
6% note payable; unsecured; payable on demand with 30 days prior notice	5,000	6,000
	413,175	417,175
Less:
Current portion of long term debt	(238,175)	(242,175)
Discount	(29,240)	(31,820)
Beneficial conversion feature	(5,629)	(6,125)
Long-term debt, net of current portion	$140,131	$137,055

The aggregate maturities of long-term debt were as follows:

2008	$238,175
2009	–
2010	175,000
$413,175

8.	Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three months ended December 31, 2007 and 2006.

	Three months ended
	December 31,
	2007	2006

Net (loss)	$(91,896)	$(122,643)
Weighted average shares:
Average shares outstanding	122,157,972	99,108,039
Effect of dilutive shares	–	–

Average shares outstanding adjusted for dilutive effect	122,157,972	99,108,039

(Loss) per share - basic	$(0.00)	$(0.00)

(Loss) per share - diluted	$(0.00)	$(0.00)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	December 31, 2007	December 31, 2006

Options	5,231,756	4,330,055
Warrants	17,714,197	15,884,197
Potential common equivalents	22,945,953	20,214,252

9.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as “should be,” “will be,” “believes,” “expects,” “anticipates,” “plans,” “intends,” “may” and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report. This report should be read in conjunction with the financial statements and other information included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007, which is incorporated herein by reference.

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

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005 and during fiscal year 2007 and the first quarter of fiscal year 2008, we have generally seen a steady increase in the sales of our Travado IBUS. During fiscal year 2007 and the first quarter of fiscal year 2008 our sales have consisted entirely of Travado IBUS™ products.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenues

Revenues improved by approximately 56% to $215,539 for the three months ended December 31, 2007 from $138,216 for the three months ended December 31, 2006 largely due to a 76% increase in the number of Travado IBUS™ products sold.

Gross Profit

Gross profit increased to $92,099 for the three months ended December 31, 2007 from $66,241 for the three months ended December 31, 2006. The higher dollar gross profit is attributable to the higher sales volume. However, the gross profit percentage was reduced in the three months ended December 31, 2007 by lower profit margins as approximately 55 % of sales were to distributors compared to approximately 12% of sales to distributors in the three months ended December 31, 2006. Sales to distributors may have a lower gross profit than direct sales to end-user customers.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel decreased to $66,238 for the three months ended December 31, 2007 from $71,322 for the three months ended December 31, 2006. The decrease is mainly attributable to  the reduction of hours worked by part-time staff.

Research and Development

Research and development expenditures of  $43,251 for the three months ended December 31, 2007 remained almost flat when compared to  $43,453 for the three months ended December 31, 2006. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation

Stock compensation for the three months ended December 31, 2007 totaled $14,305 compared to $3,000 for the three months ended December 31, 2006. The increase in the quarter ended December 31, 2007  is mainly attributable to the fair value of option awards used as an incentive to retain  key staff members

Other Expenses

Other expenses totaled $36,153 in the three months ended December 31, 2007 compared to $34,943 in the three months ended December 31, 2006. The small increase resulted primarily from delivery costs that increased by approximately $2,000 resulting from  higher sales activity, an increase of approximately $3,000 of  principal accountant fees resulting from timing of billings, offset by a reduction adjustment of  approximately $2,000 in shareholders’ meeting expenses resulting from a negotiated decrease of an old outstanding invoice and a reduction of approximately $1,000 in rent resulting from the new lease for the Scottsdale office effective November 1, 2006.

Interest Expense

Interest expense of   $22,848 during the three months ended December 31, 2007 decreased from $35,706 during the three months ended December 31, 2006, primarily because the first quarter of fiscal year 2007 included approximately $10,000 of beneficial conversion feature expense not incurred in the quarter ended December 31, 2007.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the three months ended December 31, 2007 remained flat at $1,200 when compared to the three months ended December 31, 2006.

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

As of December 31, 2007, the Company had cash and cash equivalents of $11,279, total current assets of $140,099 and total liabilities of $1,556,970 including notes payable of $378,306, accounts payable of $212,892, accrued expenses of $907,099 and amounts due to factors of $58,673. The accounts payables total of $212,892 included invoices of approximately $74,000 that are aged over three years. The accrued expenses total of $907,099 included approximately $606,150 of unpaid wages and vacation pay.

Cash used in operations was $126,679 for the three months ended December 31, 2007 compared to $72,457 for the three months ended December 31, 2006.

Net cash provided by financing activities was $52,071 for the three months ended December 31, 2007 compared to $34,357 for the three months ended December 31, 2006. The increase reflects higher net proceeds from factors.

We believe that our current cash position as of December 31, 2007, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

Other Subsequent Events

We have a significant number of proposals out for consideration at present; they include new school districts in the states of Arizona, Washington, Michigan and Texas, in addition to activity in California.  We also have an order backlog for our Travado systems as of the date of this report of approximately $180,000, the majority of which is expected to ship in the current quarter, ending March 31, 2008.

We have added as of the date of this report two new part time sales and marketing staff persons.  We hope to use these resources to accelerate sales and marketing programs in the Southwest in 2008 and 2009.

As noted in our Form 10-KSB for the period ending September 30, 2007, we have received informal pressure from the holder of the five year Note of $175,000 to accelerate some principle payments, in addition to the interest payments which we are current in making. As of the date of this report, our Board of Directors (“Board”) has not yet determined its response to this request.

Our Board also announced a tentative plan for a shareholders meeting April 30, 2008, at 9:00 AM at the Wingate Inn, 14255 North 87th Street Scottsdale, AZ., intending to take advantage of recent SEC rulings regarding Internet Availability of Proxy Materials first effective in 2007, which could be especially convenient for shareholders as well as a significant cost savings item for the Company’s shareholders.  The preliminary record date for this meeting has been set for March 7, 2008.

Finally, as discussed in the Form 8-K report filed February 5, 2008, our Board on February 1, 2008 approved and adopted by a unanimous vote at a regular meeting of the board an amendment to Bylaws of the Company (the "Bylaw Amendment"). The Bylaw Amendment amends Article III and Article V of the Bylaws of the Company. The board's primary purpose in adopting these amendments is to clarify duties, powers, and responsibilities of the Board, especially as it relates to the Board's stock issuance powers for both certified and uncertified shares. A key power of concern is the Board's power to ensure compliance with recent regulations regarding the Direct Registration System ("DRS"). We believe that these changes bring us better into compliance with regulation around the DRS systems.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness, as of December 31, 2007, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is involved in legal actions in the ordinary course of its business, including those outlined in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there are no legal proceedings pending or asserted against or involving the Company the net outcome of which are likely to have a material adverse effect upon the financial position or results of operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

On November 14, 2007, the Company issued 250,000 of its restricted common shares to Michael Grollman, at the closing price of $0.02 in exchange for his partial forgiveness of the Company’s back pay indebtedness of $250,000 to him.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

13	Form 10-KSB Annual Report For The Fiscal Year Ended Sept. 30, 2007 (1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
____________
(1)	Filed on or around December 31, 2007, on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: February 14, 2008	By:	/s/ Michael A. Grollman
Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark
Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo
Gregory Szabo Director