Form 10-Q
period 2008-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2008-05-15
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

000-28745
(Commission File No.)
______________

NATIONAL SCIENTIFIC CORPORATION
(Name of Registrant as Specified in its Charter)
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
Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 122,332,913 shares of Common Stock, par value $.01 per share, outstanding at May 9, 2008.

NATIONAL SCIENTIFIC CORPORATION
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements
NATIONAL SCIENTIFIC CORPORATION

Condensed Balance Sheets

	March 31,	September 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$2,322	$85,887
Trade receivables, net	47,392	6,216
Inventory, net	15,340	22,900
Other assets	12,633	68
Total current assets	77,687	115,071

Property and equipment, net	415	622
Deposits	2,340	2,340
Deferred financing costs, net	12,400	14,800
Total assets	$92,842	$132,833

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable - related parties	$–	$419
Accounts payable – other	196,245	195,004
Accrued expenses	1,032,284	883,400
Due to factors	21,912	2,602
Notes payable - related party	144,876	161,300
Notes payable - other	79,875	80,875
Total current liabilities	1,475,192	1,323,600

Notes payable, less current portion, net of discount and beneficial conversion feature of $31,792 at March 31, 2008 and $37,945 at September 30, 2007	143,208	137,055
Total liabilities	1,618,400	1,460,655

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.10; 4,000,000 shares authorized, none issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding of 122,332,913 at March 31, 2008 and 121,995,835 at September 30, 2007	1,223,330	1,219,959
Additional paid-in capital	22,709,408	22,693,696
Accumulated deficit	(25,458,296)	(25,241,477)
Total shareholders’ deficit	(1,525,558)	(1,327,822)
Total liabilities and shareholder’s deficit	$92,842	$132,833

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31		March 31
	2008	2007	2008	2007

Revenues	$156,216	$46,500	$371,755	$184,716

Cost of Sales	83,033	21,510	206,473	93,485

Gross profit	73,183	24,990	165,282	91,231

Costs and expenses
Salaries and benefits	71,055	62,529	137,293	133,851
Research and development	41,457	40,834	84,708	84,287
Stock compensation	14	4,931	14,319	7,931
Other	62,608	34,330	98,761	69,273
Total costs and expenses	175,134	142,624	335,081	295,342

Loss from operations	(101,951)	(117,634)	(169,799)	(204,111)

Other income (expense)
Other income	–	25,000	–	25,740
Interest expense	(21,772)	(82,907)	(44,620)	(118,613)
Amortization of deferred financing costs	(1,200)	(1,200)	(2,400)	(2,400)
	(22,972)	(59,107)	(47,020)	(95,273)

Loss before income taxes	(124,923)	(176,741)	(216,819)	(299,384)
Income tax expense	–	–	–	–

Net loss	$(124,923)	$(176,741)	$(216,819)	$(299,384)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	122,303,826	102,116,638	122,230,098	100,595,808

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(216,819)	$(299,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	207
Stock issued for services	2,000	3,000
Stock options issued for services	12,319	4,931
Stock issued to cure default of note payable	–	66,000
Warrant expense	–	871
Amortization of deferred financing costs	2,400	2,400
Amortization of debt discount	5,160	5,160
Amortization of beneficial conversion feature	993	993
Changes in assets and liabilities:
Decrease (increase) in inventory, net	7,560	(2,136)
Increase in receivables, net	(41,176)	(6,147)
Decrease (increase) in other assets and deposits	(12,565)	4,083
Increase in accounts payable and accrued expenses	154,470	107,591
Net cash used in operating activities	(85,451)	(112,431)

Cash flows from financing activities:
Increase in notes payable	–	20,725
Repayment of notes payable	(17,424)	(12,025)
Net proceeds from factors	19,310	(35,520)
Proceeds from issuance of common stock	–	109,800
	1,886	82,980
Net decrease in cash and cash equivalents	(83,565)	(29,451)
Cash and cash equivalents, beginning of period	85,887	43,899
Cash and cash equivalents, end of period	$2,322	$14,448

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$7,407	$11,860
Conversion of accounts payable and accrued expenses to equity	$5,000	$45,000
Conversion of notes payable and accrued expenses to equity	$–	$60,200

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statement of Changes in Shareholders’ Deficit
For the Six months Ended March 31, 2008
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2007	121,995,835	$1,219,959	$22,693,696	$(25,241,477)	$(1,327,822)

Stock issued for services
Price per share:
$0.0288	34,722	347	653	–	1,000
$0.0191	52,356	524	476	–	1,000

Stock options granted	–	–	12,083	–	12,083

Stock issued in exchange of accrued expenses for:
$0.0200	250,000	2,500	2,500	–	5,000

Net loss for the six months ended March 31, 2008	–	–	–	(216,819)	(216,819)

Balance at March 31, 2008	122,332,913	$1,223,330	$22,709,408	$(25,458,296)	$(1,525,558)

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 2008
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

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005 we have generally seen a steady increase in the sales of our Travado IBUS. During fiscal year 2007 and the first six months of fiscal year 2008 our sales have consisted entirely of Travado IBUS™ products.

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007 and the Company’s quarterly report on Form 10-QSB for the fiscal period ended December 31, 2007.

The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this method, compensation cost recognized in the six months ended March 31, 2008 and 2007 include compensation cost for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of October 1, 2006.

We estimate fair value using the Black-Scholes option-pricing model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;
•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the period equal to their expected term;
•	Risk-free interest rate is equivalent to the implied yield on U.S. Treasury bills with a remaining maturity equal to the expected term of the awards; and
•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.

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

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect EITF 06-11 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company does not expect SFAS 160  will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company does not expect this new accounting pronouncement to have a material impact on our financial statements.

2.	Issuance of Common Stock

On February 20, 2008 the Company issued 52,356 of its restricted common shares to Greg Szabo, a director, for board services for the quarter ended March 31, 2008 at the average closing price of the Company’s stock, during the previous quarter, of $0.0191.

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

The Company adopted the SFAS 123R method whereby, compensation cost recognized in the six months ended March 31, 2008 and 2007 includes compensation cost for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of October 1, 2006; therefore, the results for prior periods have not been restated.

As of March 31, 2008, we have a stock-based compensation plan initially adopted in 2000 wherein officers and employees were granted stock options. Under the 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option is granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. As the price of the Company’s common stock is currently quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan shall be the last closing sale price of the common stock on the day the options are granted. If there is no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001.

As of March 31, 2008, we have issued options to purchase an aggregate of 5,251,756 shares of our common stock, under the plan, leaving a balance of 1,748,244 available for grant. Also as of March 31, 2008, 5,251,756 options are exercisable and 5,251,756 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

During the six months ended March 31, 2008, the following options were granted:

On October 9, 2007, 20,000 options were granted to Greg Szabo, a director, for board services. The weighted average grant date fair value of these options was $0.008.  Stock based compensation of $158 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

On November 14, 2007, 225,000 options were granted to Graham Clark, a director. The compensation committee as an incentive to retain key staff members approved this grant. The weighted average grant date fair value of these options was $0.016.  Stock based compensation of $3,579 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

On November 14, 2007, 100,000 options were granted to Greg Szabo, a director. The compensation committee as an incentive to retain key staff members approved this grant. The weighted average grant date fair value of these options was $0.016.  Stock based compensation of $1,591 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

On November 14, 2007, 100,000 options were granted to Michael Grollman, a director. The compensation committee as an incentive to retain key staff members approved this grant. The weighted average grant date fair value of these options was $0.016.  Stock based compensation of $1,591 was recognized in the financial using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years. Also, on November 14, 2007, in lieu of taking a larger grant, 450,000 options granted to Michael Grollman on December 1, 2000 at an exercise price of $1.84 were canceled and exchanged for 450,000 options having an exercise price of $0.03. $4,785, was recognized as the incremental compensation cost of the modified award in the financial statements.

 On January 14, 2008, 20,000 options were granted to Greg Szabo, a director, for board services. The weighted average grant date fair value of these options was $0.0189.  Stock based compensation of $379 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years.

During the six months ended March 31, 2008, no options were exercised.

As required by SFAS 123R, the fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing method with the following assumptions to value options for the six months ended March 31, 2008 and 2007:

	2008	2007

Risk - free interest rate	3.06% to 4.23%	4.46% to 4.65%
Expected life (years)	5	10
Expected volatility	116.0% to 124.9%	91.4% to 181.8%
Expected dividends	None	None
Forfeitures assumed	None	None
Weighted average grant date fair value	$0.005 to $0.018	$0.0220 to $0.0599

The following table summarizes the stock option activity during the first six months of fiscal year 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Options Outstanding, September 30, 2007	4,786,756	$0.74	6.16
Granted	915,000	0.03
Exercised	–	–
Forfeited or expired	(450,000)	1.84

Options Outstanding, March 31, 2008	5,251,756	$0.43	5.70	$–
Options Exercisable March 31, 2008	5,251,756	$0.43	5.70	$–
____________
(1)	Remaining contractual term is presented in years
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price of $0.010 as of March 31, 2008 are considered to have no intrinsic value.

Warrants

During the six months ended March 31, 2008, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

The following assumptions were utilized to value warrants during the six months ended March 31, 2007:

2007

Risk - free interest rate	4.60% to 4.82%
Expected life (years)	2 to 5
Expected volatility	83.5% to 181.2%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.016

The following table summarizes the warrant activity during the first six months of fiscal year 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Warrants Outstanding, September 30, 2007	17,714,197	$0.17	1.56
Granted	–	–	–
Exercised	–	–	–
Cancelled or expired	–	–	–

Warrants Outstanding, March 31, 2008	17,714,197	$0.17	1.31	$–
____________
(1)	Remaining contractual term is presented in years.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price as of March 31, 2008 of $0.010 are considered to have no intrinsic value.

4.	Trade Receivables

Trade receivables are net of reserves:

	March 31, 2008 (Unaudited)	September 30, 2007 (Audited)

Trade receivables	$47,392	$6,216
Less: reserves	–	–
	$47,392	$6,216

Trade Receivables of $47,392 at March 31, 2008 included factored invoices totaling $21,912. Trade Receivables of $6,216 at September 30, 2007 included factored invoices totaling $2,602.

5.	Inventory, net

Inventories, primarily purchased parts and finished goods, are stated at the lower of cost or market values. Cost is determined on a FIFO (first-in, first-out) basis.

Inventory, net consisted of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008 (Unaudited)	September 30, 2007 (Audited)

Inventory, gross	$15,340	$22,900
Less: reserve for obsolescence	–	–
Inventory, net	$15,340	$22,900

6.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008 (Unaudited)	September 30, 2007 (Audited)

Salaries and vacation pay - current management and staff	$694,307	$575,727
Salaries and vacation pay - former employee	29,375	29,375
Payroll taxes for accrued back pay	50,112	40,781
Interest	187,359	156,271
Employee stock retainage pool	50,250	50,250
Other liabilities	20,881	30,996
	$1,032,284	$883,400

7.	Notes Payable and Long-Term Debt

As of March 31, 2008 and September 30, 2007, long-term debt consisted of the following notes payable:

	March 31, 2008 (Unaudited)	September 30, 2007 (Audited)

Non-interest bearing note payable on demand; unsecured;
repayment may be made by the Company with either cash or its
restricted common stock or a combination of cash and stock	$43,250	$43,250
8% note payable to a related party; unsecured; principal and
interest payable on demand	144,876	161,300
12% note payable; secured; payable on demand	11,625	11,625
12% note payable; secured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010;
with semi-annual interest payments in May and November	175,000	175,000
6% note payable; unsecured; payable on demand with 30 days prior notice	5,000	6,000
	399,751	417,175
Less:
Current portion of long term debt	(224,751)	(242,175)
Discount	(26,660)	(31,820)
Beneficial conversion feature	(5,132)	(6,125)
Long-term debt, net of current portion	$143,208	$137,055

The aggregate maturities of long-term debt were as follows:

	March 31, 2008 (Unaudited)	September 30, 2007 (Audited)

2008	224,751	242,175
2009	–	–
2010	175,000	175,000
	$399,751	$417,175

8.	Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three and six months ended March 31, 2008 and 2007.

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net (loss)	$(124,923)	$(176,741)	$(216,819)	$(299,384)
Weighted average shares:
Average shares outstanding	122,303,826	102,116,638	122,230,098	100,595,808
Effect of diluted shares	–	–	–	–
Average shares outstanding adjusted for dilutive effect	122,303,826	102,116,638	122,230,098	100,595,808
(Loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
(Loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	March 31, 2008	March 31, 2007

Options	5,251,756	4,346,756
Warrants	17,714,197	18,354,197
Potential common equivalents	22,965,953	22,700,953

9.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as “should be,” “will be,” “believes,” “expects,” “anticipates,” “plans,” “intends,” “may” and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report. This report should be read in conjunction with the financial statements and other information included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007, which is incorporated herein by reference  as well as previous Form 10-QSB reports covering the period ended December 31, 2007.

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

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005, we have generally seen a steady increase in the sales of our Travado IBUS. During fiscal year 2007 and the first half year of fiscal year 2008 our sales have consisted entirely of Travado IBUS™ products.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues improved by approximately 236% to $156,216 for the three months ended March 31, 2008 from $46,500 for the three months ended March 31, 2007 largely due to a 470% increase in the number of Travado IBUS™ products sold.

Gross Profit

Gross profit increased to $73,183 for the three months ended March 31, 2008 from $24,990 for the three months ended March 31, 2007 primarily due to higher volume of Travado IBUS™ sales. However, gross profit margin as a percentage of revenues, decreased from 54% to 47% in the three months ended March 31, 2008 mainly because the average unit selling price of 81% of our unit sales in the 2008 quarter, were priced lower according to a 2006 bid which expires on April 30, 2008.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel increased to $71,055 for the three months ended March 31, 2008 from $62,529 for the three months ended March 31, 2007. The increase is mainly attributable to the hiring of sales and manufacturing part-time staff.

Research and Development

Research and development expenditures of $41,457 for the three months ended March 31, 2008 remained almost flat when compared to $40,834 for the three months ended March 31, 2007. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation

Stock compensation for the three months ended March 31, 2008 totaled $14 compared to $4,931 for the three months ended March 31, 2007. The decrease in the quarter ended March 31, 2008 is mainly attributable to an adjustment of $1,600 reducing the fair value of option awards recorded in the prior quarter.

Other Expenses

Other expenses totaled $62,608 in the three months ended March 31, 2008 compared to $34,330 in the three months ended March 31, 2007. The increase resulted primarily from increased, factors’ fees of approximately $4,000, insurance costs of approximately $3,000, delivery costs of approximately $1,000, principal accountant fees of approximately $3,000, professional fees of approximately $3,000, shareholders’ meeting expenses not incurred in the comparative prior quarter of approximately $4,000, selling expenses of approximately $1,000, marketing and trade show expenses of approximately $2,000 and warranty expenses of approximately $6,000 for the set up of a warranty reserve and the upgrade of customer systems.

Other Income

Other income of $25,000 in the three months ended March 31, 2007 consisted of the reversal to revenue of an unclaimed accrued expense related to a fully amortized investment. There was no other income in the three months ended March 31, 2008.

Interest Expense

Interest expense of   $21,772 during the three months ended March 31, 2008 decreased from $82,907 during the three months ended March 31, 2007, primarily because the second quarter of fiscal year 2007 included a one time charge of $66,000 representing the value of stock issued to settle a dispute regarding timing of interest payment on a note.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the three months ended March 31, 2008 remained flat at $1,200 when compared to the three months ended March 31, 2007.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenues

Revenues improved by approximately 101% to $371,755 for the six months ended March 31, 2008 from $184,716 for the six months ended March 31, 2007 largely due to a 142% increase in the number of Travado IBUS™ products sold.

Gross Profit

Gross profit increased to $165,282 for the six months ended March 31, 2008 from $91,231 for the six months ended March 31, 2007. The higher gross profit dollars are attributable to the higher sales volume. However, gross profit margin as a percentage of revenues, decreased from 49% to 45% in the six months ended March 31, 2008 mainly because the average unit selling price of 32% of our unit sales in the 2008 fiscal period, were priced lower according to a 2006 bid which expires on April 30, 2008.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel increased to $137,293 for the six months ended March 31, 2008 from $133,851 for the six months ended March 31, 2007. The increase is mainly attributable to the hiring of sales and manufacturing part-time staff.

Research and Development

Research and development expenditures of  $84,708 for the six months ended March 31, 2008 remained almost flat when compared to  $84,287 for the six months ended March 31, 2007. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation

Stock compensation for the six months ended March 31, 2008 totaled $14,319 compared to $7,931 for the six months ended March 31, 2007. The increase in the half-year ended March 31, 2008 is mainly attributable to the fair value of option awards used as incentives to retain key staff members

Other Expenses

Other expenses totaled $98,761 in the six months ended March 31, 2008 compared to $69,273 in the six months ended March 31, 2007. The increase resulted primarily from increased, factors’ fees of approximately $2,000, insurance costs of approximately $3,000, delivery costs of approximately $3,000, principal accountant fees of approximately $6,000, professional fees of approximately $1,000, shareholders’ meeting expenses not incurred in the comparative prior quarter of approximately $2,000, selling expenses of approximately $3,000, marketing and trade show expenses of approximately $2,000 and warranty expenses of approximately $9,000 for the set up of a warranty reserve and the upgrade of customer systems. The increases were somewhat offset by decreases in rent and travel expenses.

Other Income

Other income of $25,740 in the six months ended March 31, 2007 consisted primarily of the reversal to revenue of an unclaimed accrued expense related to a fully amortized investment. There was no other income in the six months ended March 31, 2008.

Interest Expense

Interest expense of  $44,620 during the six months ended March 31, 2008 decreased from $118,613 during the six months ended March 31, 2007, primarily because the second quarter of fiscal year 2007 included a one time charge of $66,000 representing the value of stock issued to settle a dispute regarding timing of interest payment on a note and approximately $10,000 of beneficial conversion feature expense not incurred in the first six months of fiscal year 2008.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the six months ended March 31, 2008 of $2,400 was unchanged when compared to the six months ended March 31, 2007.

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

As of March 31, 2008, the Company had cash and cash equivalents of $2,322, total current assets of $77,687 and total liabilities of $1,618,400 including notes payable of $399,751 gross of debt discount and beneficial conversion feature, accounts payable of $196,245, accrued expenses of $1,032,284 and amounts due to factors of $21,912. The accounts payables total of $196,245 included invoices of approximately $73,000 that are aged over three years. The accrued expenses total of $1,032,284 included approximately $694,307 of unpaid wages and vacation pay.

Cash used in operations was $85,451 for the six months ended March 31, 2008 compared to $112,431 for the six months ended March 31, 2007.

Net cash provided by financing activities was $1,886 for the six months ended March 31, 2008 compared to $82,980 for the six months ended March 31, 2007. The higher financing activities in the six months ended March 31, 2007 mainly reflects net proceeds from the issuance of common stock.

We believe that our current cash position as of March 31, 2008, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

Other Subsequent Events

As of March 31, 2008, the company had a backlog of orders for its Travado IBUS™ systems of approximately $ 126,000. As of the date of this report, most of this backlog had been shipped, and a current backlog of approximately $ 97,000 existed. The Company has noted in the past few years that sales in the June-ending quarter for its products tend to be stronger than in the March-ending quarter. This is typically due to government fiscal year-end effects, and on imminent business that is likely to arise from the good current sales pipeline. The company therefore, has reason to believe that the current quarter would continue to support that seasonal up-trend, although management believes there is still significant uncertainty on any final results for the current quarter.

In order to support this trend and allow for possible growth in revenues, the Company is exploring various avenues for a possible new debt and debt consolidation over the course of the next several months of up to $500,000 although no firm decisions in this area have been made by its board, and there is no assurance that such financing would be available on acceptable terms. Part of this effort may include an expansion of the conversion of employee back pay debt to a significant amount of restricted company common stock, at then-current market prices, which has previously been authorized by its board.  Also, early payoff of some large notes to creditors outside of the Company may be considered.

After providing lawful notice, the annual meeting of the stockholders of National Scientific Corporation was held at the Scottsdale Thunderbird Suites, 7515 East Butherus Drive, Scottsdale, Arizona, on April 30, 2008, at 10 o’clock, a.m. Full minutes of the meeting are available at the Company’s offices in Scottsdale, a summary is offered here. A shareholder list was presented, showing that as of the March 7, 2008 record date, 122,332,913 shares of Common Stock were issued and outstanding, all of which were entitled to be voted at the meeting. A quorum was established. The first matter voted on was Proposal No. 1, the election of directors. As provided in the Proxy Statement, Michael A. Grollman, Graham L. Clark, and Gregory Szabo have been nominated by the Board of Directors for election as members of the Board of Directors of the Company for a term of office expiring at the 2009 Annual Meeting of Shareholders, or until a successor is elected and qualified. Proposal No. 2, as described in the Proxy Statement, said that Semple, Marchal & Cooper, LLP should be ratified for appointment as independent auditor for National Scientific Corporation for the fiscal year ending September 30, 2008.

The voting on the Proposals took place after appropriate motions. After the votes were counted, the Inspector of Elections gave her report as follows: “ I have counted the ballots and, of the 85,776,539 shares of Common Stock present in person or by proxy and entitled to be voted at this meeting, at least 84,748,716 votes were cast FOR the election of Michael A. Grollman, Graham L. Clark, and Gregory Szabo as members of the Board of Directors of the Company, which is more than a majority of the shares represented at this meeting. With respect to Proposal No.2, 84,155,808 shares were cast FOR Proposal No. 2. Thus, persons holding a majority of the outstanding shares of the Company’s Common Stock voted for the adoption of Proposal No. 2.” The motions were determined to have passed, and shortly thereafter, the formal meeting was adjourned.

After the meeting, management presented a brief informal review of operations to any interested shareholders, and answered questions, after a safe harbor disclosure was reviewed. Among other things, management underlined a goal for the next year of attempting to continue its growth in revenues while maintaining strong control over expense growth. Possible efforts to reduce debt on the balance sheet were discussed; these included the continuing efforts to attempt to get debt holders to accept equity in place of their debt, including some older vendors, and some employees. Refinancing of some existing debt was also discussed. A possible program to reduce outstanding shares of common stock through a reserve split was also discussed, although this was not a program management announced, just a possible direction for sometime in the future. Some new directions in product R&D were discussed as well, including smaller and more reliable devices for future bus sales. No specifics were disclosed, however, and no demonstrations given. After this the discussion ended.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T.	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness, as of March 31, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Carefully consider the risk factors set forth in the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 that could materially affect our business, financial condition or future results. The risk factors set forth in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 have not materially changed.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

13	Form 10-KSB Annual Report For The Fiscal Year Ended September 30, 2007 (1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
____________
(1)	Filed on or around December 31, 2007, on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: May 15, 2008	By:	/s/ Michael A. Grollman
Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark
Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo
Gregory Szabo Director