Form 10-Q
period 2008-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2008-08-14
CIK 1022505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 132,207,913 shares of Common Stock, par value $.01 per share, outstanding at August 8, 2008.

NATIONAL SCIENTIFIC CORPORATION
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL SCIENTIFIC CORPORATION

Condensed Balance Sheets

	June 30,	September 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$2,355	$85,887
Trade receivables	105,976	6,216
Inventory	6,638	22,900
Other assets	11,604	68
Total current assets	126,573	115,071

Property and equipment, net	311	622
Deposits	2,340	2,340
Deferred financing costs, net	11,200	14,800
Total assets	$140,424	$132,833

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable – related parties	$129	$419
Accounts payable – other	168,855	195,004
Accrued expenses	1,068,290	883,400
Due to factors	81,700	2,602
Notes payable - related party	143,181	161,300
Notes payable – other	35,375	80,875
Total current liabilities	1,497,530	1,323,600

Notes payable, less current portion, net of discount and beneficial conversion feature of $28,715 at June 30, 2008 and $37,945 at September 30, 2007	146,285	137,055
Total liabilities	1,643,815	1,460,655

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.10; 4,000,000 shares authorized, none issued and outstanding	–	–
Common stock, par value $0.01; 187,000,000 shares authorized, and shares issued and outstanding of 122,082,913 at June 30, 2008 and 121,995,835 at September 30, 2007	1,220,830	1,219,959
Additional paid-in capital	22,715,368	22,693,696
Accumulated deficit	(25,439,589)	(25,241,477)
Total shareholders’ deficit	(1,503,391)	(1,327,822)
Total liabilities and shareholder’s deficit	$140,424	$132,833

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$158,749	$216,372	$530,504	$401,088

Cost of revenue	81,976	109,456	288,449	202,941

Gross profit	76,773	106,916	242,055	198,147

Costs and expenses
Salaries and benefits	70,156	60,110	207,449	193,961
Research and development	42,706	43,693	127,414	127,980
Stock compensation	8,225	7,336	22,544	15,267
Other	47,574	54,287	146,335	123,560
Total costs and expenses	168,661	165,426	503,742	460,768

Loss from operations	(91,888)	(58,510)	(261,687)	(262,621)

Other income (expense)
Other income	133,197	–	133,197	25,740
Interest expense	(21,402)	(25,006)	(66,022)	(143,619)
Amortization of deferred financing costs	(1,200)	(1,200)	(3,600)	(3,600)
	110,595	(26,206)	63,575	(121,479)

Income (loss) before income taxes	18,707	(84,716)	(198,112)	(384,100)
Income tax expense	–	–	–	–

Net income (loss)	$18,707	$(84,716)	$(198,112)	$(384,100)

Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	122,310,935	111,706,611	121,364,762	104,299,409

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(198,112)	$(384,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	311	311
Stock issued for services	2,000	3,000
Stock options issued for services	12,319	5,794
Stock issued to cure default of note payable	–	66,000
Warrant expense	8,224	7,344
Amortization of deferred financing costs	3,600	3,600
Amortization of debt discount	7,740	7,740
Amortization of beneficial conversion feature	1,490	1,490
Unclaimed note payable	(43,250)	–
Changes in assets and liabilities:
Decrease (increase) in inventory	16,262	(4,769)
Decrease (increase) in receivables	(99,760)	20,951
Decrease (increase) in other assets and deposits	(11,536)	(3,251)
Increase in accounts payable and accrued expenses	158,451	203,028
Net cash used in operating activities	(142,261)	(72,862)

Cash flows from financing activities:
Increase in notes payable	–	20,725
Repayment of notes payable	(20,369)	(13,025)
Net proceeds from factors	79,098	(76,490)
Proceeds from issuance of common stock	–	109,800
Net cash provided by financing activities	58,729	41,010
Net decrease in cash and cash equivalents	(83,532)	(31,852)
Cash and cash equivalents, beginning of period	85,887	43,899
Cash and cash equivalents, end of period	$2,355	$12,047

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$14,585	$19,522
Conversion of accounts payable and accrued expenses to equity	$5,000	$127,680
Conversion of notes payable and accrued expenses to equity	$–	$60,200

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

Condensed Statement of Changes in Shareholders’ Deficit
For the Nine months Ended June 30, 2008
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2007	121,995,835	$1,219,959	$22,693,696	$(25,241,477)	$(1,327,822)

Stock issued for services
Price per share
$0.0288	34,722	347	653	–	1,000
$0.0191	52,356	524	476	–	1,000

Stock options granted	–	–	12,319	–	12,319

Warrants extended by one year - fair value	–	–	9,099	–	9,099

Warrants expired	–	–	(875)	–	(875)

Stock issued in exchange of accrued expenses for
$0.0200	250,000	2,500	2,500	–	5,000

Stock returned to treasury	(250,000)	(2,500)	(2,500)	–	(5,000)

Net loss for the nine months ended June 30, 2008	–	–	–	(198,112)	(198,112)

Balance at June 30, 2008	122,082,913	$1,220,830	$22,715,368	$(25,439,589)	$(1,503,391)

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL SCIENTIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005 we have generally seen a steady increase in the sales of our Travado IBUS. During fiscal year 2007 and the first nine months of fiscal year 2008 our sales have consisted entirely of Travado IBUS™ products.

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007 and the Company’s quarterly reports on Form 10-QSB for the periods ended December 31, 2007 and March 31, 2008.

The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this method, compensation cost recognized in the nine months ended June 30, 2008 and 2007 include compensation cost for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. All stock based compensation awards were fully vested as of October 1, 2006.

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

 In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect SFAS 161 will have a material impact on our financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS 123R.

As of June 30, 2008, the Company has the following stock-based compensation plan:

Stock Options

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

As of June 30, 2008, we have granted options to purchase an aggregate of 5,271,756 shares of our common stock, under the plan, leaving a balance of 1,728,244 available for grant. Also as of June 30, 2008, 5,271,756 options are exercisable and 5,271,756 are vested. We have reserved the right to issue a total of 7,000,000 shares of our common stock for issuance under the 2000 Stock Option Plan.

During the nine months ended June 30, 2008, the following options were granted:

On October 9, 2007, 20,000 options were granted to Greg Szabo, a director, for board services. The weighted average grant date fair value of these options was $0.008.  Stock based compensation of $158 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.0212 and vested immediately.

On November 14, 2007, 225,000 options were granted to Graham Clark, a director. The compensation committee as an incentive to retain key staff members approved this grant. The weighted average grant date fair value of these options was $0.016.  Stock based compensation of $3,579 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.03 and vested immediately.

On November 14, 2007, 100,000 options were granted to Greg Szabo, a director. The compensation committee approved this grant. The weighted average grant date fair value of these options was $0.016.  Stock based compensation of $1,591 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.03 and vested immediately.

On November 14, 2007, 100,000 options were granted to Michael Grollman, a director. The compensation committee as an incentive to retain key staff members approved this grant. The weighted average grant date fair value of these options was $0.016.  Stock based compensation of $1,591 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.03 and vested immediately. Also, on November 14, 2007, in lieu of taking a larger grant, 450,000 options granted to Michael Grollman on December 1, 2000 at an exercise price of $1.84 were canceled and exchanged for 450,000 options having an exercise price of $0.03.The incremental cost of the modified award recognized in the financial statements was $4,785.

On January 14, 2008, 20,000 options were granted to Greg Szabo, a director, for board services. The weighted average grant date fair value of these options was $0.0189.  Stock based compensation of $379 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.019 and vested immediately.

On April 11, 2008, 20,000 options were granted to Greg Szabo, a director, for board services. The weighted average grant date fair value of these options was $0.0118.  Stock based compensation of $236 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.016 and vested immediately.

During the nine months ended June 30, 2008, no options were exercised.

As required by SFAS 123R, the fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing method with the following assumptions to value options for the nine months ended June 30, 2008 and 2007:

	2008	2007

Risk - free interest rate	2.66% to 4.23%	4.46% to 5.03%
Expected life (years)	5	5
Expected volatility	116.0% to 126.6%	91.4% to 184.8%
Expected dividends	None	None
Forfeitures assumed	None	None
Weighted average grant date fair value	$0.0157	$0.0280

The following table summarizes the stock option activity during the first nine months of fiscal year 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Options Outstanding, September 30, 2007	4,786,756	$0.74	6.16
Granted	935,000	0.03
Exercised	–	–
Forfeited or expired	(450,000)	1.84

Options Outstanding, June 30, 2008	5,271,756	$0.43	5.97	$–
Options Exercisable June 30, 2008	5,271,756	$0.43	5.97	$–
____________
(1)	Remaining contractual term is presented in years
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2008, for those awards that have an exercise price currently below the closing price as of June 30, 2008. Awards with an exercise price above the closing price of $0.015 as of June 30, 2008 are considered to have no intrinsic value.

Warrants

During the nine months ended June 30, 2008, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

On June 24, 2008, three year warrants previously issued to purchase 135,000 shares of common stock with an exercise price of $0.062 expired.

On June 25, 2008, our board of directors resolved to instruct management to extend the expiration date of 2,550,000 warrants previously set to expire on June 30, 2008, by twelve months.  The warrants, issued to purchase 2,550,000 shares of common stock exercisable at prices ranging from $0.35 to $0.75 per share were issued between July  2003 and March 2004 in connection with the June 2003 Private Placement Memorandum.  The fair value of these warrants, on June 30, 2008, determined to be $9,099 was expensed as stock based compensation.

The following assumptions were utilized to value warrants during the nine months ended June 30, 2008 and 2007:

	2008	2007

Risk - free interest rate	2.36%	4.60% to 4.91%
Expected life (years)	1	2 to 5
Expected volatility	228.0%	83.5% to 184.8%
Expected dividends	None	None
Forfeitures assumed	None	None
Weighted average grant date fair value	$0.0037	$0.0147

The following table summarizes the warrant activity during the first nine months of fiscal year 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (1)	Value (2)

Warrants Outstanding, September 30, 2007	17,714,197	$0.17	1.56
Granted	–	–	–
Exercised	–	–	–
Expired	(135,000)	–	–

Warrants Outstanding, June 30, 2008	17,579,197	$0.18	1.18	$–
____________
(1)	Remaining contractual term is presented in years
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2008, for those awards that have an exercise price currently below the closing price as of June 30, 2008. Awards with an exercise price above the closing price as of June 30, 2008 of $0.015 are considered to have no intrinsic value.

3.	Trade Receivables

Trade Receivables of $105,976 at June 30, 2008 included factored invoices totaling $102,125. Trade Receivables of $6,216 at September 30, 2007 included factored invoices totaling $2,602. There were no reserves for doubtful accounts at June 30, 2008 and September 30, 2007, as all amounts were deemed collectible.

4.	Inventory

Inventories, primarily purchased parts and finished goods, are stated at the lower of cost or market values. Cost is determined on a FIFO (first-in, first-out) basis. There were no reserves at June 30, 2008 and September 30, 2007.

5.	Accrued Expenses

Accrued expenses consisted of the following at June 30, 2008 and September 30, 2007:

	June 30, 2008 (Unaudited)	September 30, 2007 (Audited)

Salaries and vacation pay - current management and staff	$764,286	$575,727
Salaries and vacation pay - former employee	29,375	29,375
Payroll taxes for accrued back pay	58,565	40,781
Interest	198,442	156,271
Employee stock retainage pool	–	50,250
Other liabilities	17,622	30,996
	$1,068,290	$883,400

6.	Notes Payable and Long-Term Debt

As of June 30, 2008 and September 30, 2007, long-term debt consisted of the following notes payable:

	June 30, 2008 (Unaudited)	September 30, 2007 (Audited)

Non-interest bearing note payable, due on demand; unsecured;
repayment may be made by the Company with either cash or its
restricted common stock or a combination of cash and stock	$–	$43,250
8% note payable to a related party; unsecured; principal and
interest due on demand	143,181	161,300
12% note payable; secured; due on demand	11,625	11,625
12% note payable; secured; due on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010;
with semi-annual interest payments in May and November	175,000	175,000
6% note payable; unsecured; due on demand with 30 days prior notice	3,750	6,000
	353,556	417,175
Less:
Current portion of long term debt	(178,556)	(242,175)
Discount	(24,080)	(31,820)
Beneficial conversion feature	(4,635)	(6,125)
Long-term debt, net of current portion	$146,285	$137,055

The aggregate maturities of long-term debt were as follows:

	June 30, 2008 (Unaudited)	September 30, 2007 (Audited)

2008	$178,556	$242,175
2009	–	–
2010	175,000	175,000
	$353,556	$417,175

7.	Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

The following table reconciles weighted average shares outstanding to amounts used to calculate basic and diluted earnings per share for the three and nine months ended June 30, 2008 and 2007.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$18,707	$(84,716)	$(198,112)	$(384,100)
Weighted average shares:
Average shares outstanding	122,310,935	111,706,611	121,364,762	104,299,409
Effect of diluted shares	–	–	–	–
Average shares outstanding adjusted for dilutive effect	122,310,935	111,706,611	121,364,762	104,299,409
Income (loss) per share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Income (loss) per share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Incremental common shares (not included in denominator of diluted earnings per share because of their anti-dilutive nature):

	June 30, 2008	June 30, 2007

Options	5,271,756	4,216,756
Warrants	17,579,197	17,714,197
Potential common equivalents	22,850,953	21,930,953

8.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words and phrases such as “should be,” “will be,” “believes,” “expects,” “anticipates,” “plans,” “intends,” “may” and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report. This report should be read in conjunction with the financial statements and other information included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2007, which is incorporated herein by reference  and the Company’s quarterly reports on Form 10-QSB for the periods ended December 31, 2007 and March 31, 2008.

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

Since 2002, we began to focus on applications of electronic devices in the location tools market. From 2002 through 2005, we were primarily engaged in product development and market research and testing. During fiscal year 2005, the Company increased its focus on its Travado IBUS™, a location product that entered the market in March 2005. Starting from the last two quarters of fiscal year 2005, we have generally seen a steady increase in the sales of our Travado IBUS. During fiscal year 2007 and the first nine months of fiscal year 2008 our sales have consisted entirely of Travado IBUS™ products.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

Revenue decreased 26.6% to $158,749 for the three months ended June 30, 2008, from $216,372 for the three months ended June 30, 2007. This decrease in revenue was the result of a 23% decrease in unit shipments of Travado IBUS™ systems and a 4.7 % reduction in average sales unit price due to using indirect distribution channels. The primary reason for this change in revenue was that we had a single large contract in Washington State that was being fulfilled in 2007 and we did not have a single large project in 2008. Putting aside the impact of this single large project from the prior year, revenue from other customers improved by approximately 42% from approximately $111,512 in the three months ended June 30, 2007 to $158,749 in the three months ended June 30, 2008.

Gross Profit

Gross profit decreased to $76,773 for the three months ended June 30, 2008 from $106,916 for the three months ended June 30, 2007 and the gross profit margin decreased to 48.4% from 49.4% in the respective periods. The decrease in gross profit and gross profit margin during the three months ended June 30, 2008 was primarily due to reduced sales volume and reduced average selling price caused by the change in sales channel mix.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel increased to $70,156 for the three months ended June 30, 2008 from $60,110 for the three months ended June 30, 2007. The increase resulted primarily from higher payroll taxes in the quarter to June 30, 2008.

Research and Development

Research and development expenditures of $42,706 for the three months ended June 30, 2008 remained almost flat compared to $43,693 for the three months ended June 30, 2007. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation

Stock compensation for the three months ended June 30, 2008 of $8,225 remained almost flat compared to $7,336 for the three months ended June 30, 2007.

Other Expenses

Other expenses decreased to $47,574 in the three months ended June 30, 2008 from $54,287 in the three months ended June 30, 2007. The decrease resulted primarily from decreases of approximately $26,900 in factors’ fees, delivery costs, accountant fees, filing fees, selling and marketing expenses and warranty and system upgrade expenses offset by increases of approximately $20,200 in board fees, insurance costs, shareholders’ meeting expenses, and travel expenses.

Other Income

Other income, during the three months ended June 30, 2008, reflects a gain on extinguishment of liabilities of $133,197. This relates to the extinguishment of amounts previously considered to be owed by the Company.

Interest Expense

Interest expense decreased to $21,402 during the three months ended June 30, 2008 from $25,006 during the three months ended June 30, 2007. The decrease is mainly attributable to a reduction in interest rates as a result of reduced prime rates.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the three months ended June 30, 2008 and 2007 and remained flat at $1,200.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Revenue

Revenue increased 32.3% to $530,504 for the nine months ended June 30, 2008, from $401,088 for the nine months ended June 30, 2007. The increased revenue resulted primarily from a 44.2% increase in unit sales of Travado IBUS™ products, offset by an 8.3% decrease in the average unit sales price. The decreased average unit sales price reflects the impact on price of the sales mix between distributors and direct sales to end-user customers. The percentage of direct unit sales to end- customers decreased to 48.4%, of total sales, during the nine months ended June 30, 2008, from 85.8% of total sales, for the nine months ended June 30, 2007. Sales to end-user customers would typically have a higher unit sales price than sales to distributors.

Gross Profit

Gross profit increased to $242,055 for the nine months ended June 30, 2008 from $198,147 for the nine months ended June 30, 2007. The higher gross profit dollars are attributable to the higher sales volume. However, gross profit margin decreased to 45.6% from 49.4% in the respective periods. The decrease in gross profit margin during the nine months ended June 30, 2008 was primarily due to reduced average selling price caused by the change in sales channel mix.

Salaries and Benefits

Salaries and benefits, of administration and marketing personnel increased to $207,449 for the nine months ended June 30, 2008 from $193,961 for the nine months ended June 30, 2007. The increase resulted primarily from higher payroll taxes in the nine months ended June 30, 2008.

Research and Development

Research and development expenditures for the nine months ended June 30, 2008 and 2007 remained flat at approximately $127,000. The Company will continue to explore innovative ways to take its technology expertise and products to market, across its entire portfolio of semiconductor and location electronics related devices.

Stock Compensation

Stock compensation increased to $22,544 for the nine months ended June 30, 2008 from $15,267 for the nine months ended June 30, 2007. The increase in the nine months ended June 30, 2008 is mainly attributable to the fair value of option awards used as incentives to retain key staff and board members.

Other Expenses

Other expenses increased to $146,335 in the nine months ended June 30, 2008 from $123,560 in the nine months ended June 30, 2007. The increase resulted primarily from increases of approximately $38,300 in insurance costs, shareholders’ meeting expenses, accountant fees, legal costs, warranty and system upgrade expenses offset by decreases of approximately $15,600 in factors’ fees, selling expenses, travel and rent.

Other Income

Other income, during the nine months ended June 30, 2008, reflects a gain on extinguishment of liabilities of $133,197. This relates to the extinguishment of amounts previously considered to be owed by the Company. Other income of $25,740 in the nine months ended June 30, 2007 consisted primarily of the extinguishment of an unclaimed accrued expense related to a fully amortized investment.

Interest Expense

Interest expense decreased to $66,022 during the nine months ended June 30, 2008 from $143,619 during the nine months ended June 30, 2007, primarily because interest expense during the nine months ended June 30, 2007 included a one time charge of $66,000 representing the value of stock issued to settle a dispute regarding the timing of interest payments on a note and approximately $10,000 of beneficial conversion feature expense not incurred in the first nine months of fiscal year 2008.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs for the nine months ended June 30, 2008 and 2007 remained flat at $3,600.

Unclaimed Note and Trade Payables

Unclaimed note and trade payables reflect gains on extinguishment of liabilities of $77,947 during the nine months ended June 30, 2008. This relates to the extinguishment of amounts previously considered to be owed by the Company.

Prior Years Accruals Not Required

Prior years accruals not required of $55,250 during the nine months ended June 30, 2008, reflects the extinguishment of the Stock Retainage Program balance, accumulated with the return to treasury of shares issued to former employees. The Company does not intend to use the program to issue shares to retain its employees.

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

As of June 30, 2008, the Company had cash and cash equivalents of $2,355, total current assets of $126,573 and total liabilities of $1,643,815 including notes payable of $355,556 gross of debt discount and beneficial conversion feature, accounts payable of $168,984, accrued expenses of $1,068,290 and amounts due to factors of $81,700. The accounts payables total of $168,984 included invoices of approximately $38,000 aged over three years. The accrued expenses total of $1,068,290 included $764,286 of unpaid wages and vacation pay.

Cash used in operating activities during the nine months ended June 30, 2008 of $142,261 represents a $69,399 increase from the amount used in operating activities during the nine months ended June 30, 2007. The increase was primarily due to changes in accounts receivable and increases in accounts payable and accrued expenses during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, offset by the net loss of $198,112 in the nine months ended June 30, 2008 compared to the net loss of $384,100 the nine months ended June 30, 2007.

Cash used in financing activities during the nine months ended June 30, 2008 of $58,729 represents a $17,719 increase from the amount provided by financing activities during the nine months ended June 30, 2007. Financing activities during the nine months ended June 30, 2008 included the repayment of notes payable of $20,369 offset by net proceeds from factors of $79,098. Financing activities during the nine months ended June 30, 2007 included the receipt of proceeds from notes payable of $20,725 and net proceeds from the issuance of common stock of $109,800, offset by the repayment of notes payable of $13,025 and net proceeds from factors of $76,490.

We believe that our current cash position as of June 30, 2008, including cash funds arising from the exercise of outstanding options, from equity placement sales and other capital raising efforts, loans from officers, product sales, and continued aggressive expense management to be sufficient to continue operations for the next twelve months. We also believe that we may be able to reduce outstanding liabilities through negotiations with our creditors, or possibly negotiate to extend the payment schedule for these debts. In the event these approaches do not provide us with adequate working capital, we may be required to further curtail or reduce our development activities, seek alternative funding sources, or seek protection under reorganization laws. The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

Other Subsequent Events

Subsequent to June 30, 2008, several key projects were successfully completed. We launched two new product lines which will take advantage of our growing indirect distribution channels. These new products focus directly on improved reliability, improved margin and ease of use. They are also a direct substitute for the existing DVR’s already in the market and as such offer us significant growth potential. The technology employed has a very positive impact on reliability and also allows us to be very price competitive.

As of the date of this report, the company had a backlog of orders for its DVR systems of approximately $204,000. The Company has noted in the past few years that sales in the September-ending quarter for its products tend to be stronger than in the June-ending quarter. This is typically due to government fiscal year-end effects, and on imminent business that is likely to arise from the good current sales pipeline being generated from the new products. The company therefore, has reason to believe that the current quarter would continue to support that seasonal up-trend, although management believes there is still significant uncertainty on any final results for the current quarter.

In order to support this trend and allow for possible growth in revenues, the Company is exploring various avenues for possible new debt and debt consolidation over the course of the next several months of up to $500,000 although no firm decisions in this area have been made by its board, and there is no assurance that such financing would be available on acceptable terms. Part of this effort may include an expansion of the conversion of employee back pay debt to a significant amount of restricted company common stock, at then-current market prices, which has previously been authorized by its board.  Also, early payoff of some large notes to creditors outside of the Company may be considered, as would licensing to third parties of some of the Company’s IBUS technology, if a fair price can be established.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T.	Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, in order to allow timely consideration regarding required disclosures.

(b)     Management’s Report on Internal Control over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness, as of June 30, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(c)     Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

13	Form 10-KSB Annual Report For The Fiscal Year Ended September 30, 2007 (1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
____________
(1)	Filed on or around December 31, 2007, on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SCIENTIFIC CORPORATION

Date: August 14, 2008	By:	/s/ Michael A. Grollman
Michael A. Grollman Director, Chief Executive Officer, Acting Chief Financial Officer and Chairman

By:	/s/ Graham L. Clark
Graham L. Clark Director, President, and Secretary

By:	/s/ Gregory Szabo
Gregory Szabo Director