Form 10-Q
period 2008-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-01-30
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-28745

Cloud Medical Doctor Software Corporation

(Formerly, National Scientific Corporation)

(Name of small business issuer as specified in its charter)

(Formerly National Scientific Corporation)

Texas	86-0837077
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

736 East Braeburn Drive, Phoenix, Arizona 85022

(Address of principal executive offices) (Zip Code)

(702) 818-9011

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes  [ ]   No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  [ ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2013
Common stock, $0.01 par value	211,891,212

Table of Contents	-1-

Table of Contents	-2-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE COMPANY PREVIOUSLY HAD INSUFFICIENT WORKING CAPITAL TO PAY FOR THE PROFESSIONAL SERVICES REQUIRED TO PREPARE, AUDIT, AND FILE THE QUARTERLY AND ANNUAL REPORTS REQUIRED BY THE SECURITIES ACT OF 1934. AS A RESULT, THE AUDITORS WHO AUDITED THE SEPTEMBER 30, 2007 FINANCIAL STATEMENTS AND REVIEWED THE QUARTERLY REPORTS THROUGH JUNE 30, 2008 RESIGNED EFFECTIVE DECEMBER 13, 2011.

IN FEBRUARY 2010 THE BOARD OF DIRECTORS VOTED TO DISCONTINUE THE MOBILE DVR AND LOCATION PRODUCTS LINE OF BUSINESS REPORTED IN THESE FINANCIAL STATEMENTS DUE TO THE CUMULATIVE EFFECTS OF SEVERELY DECLINING REVENUES RESULTING FROM THE 2008 RECESSION. SINCE THIS DECISION WAS MADE SUBSEQUENT TO THE YEARS ENDED SEPTEMBER 30, 2008 AND 2009, THE QUARTERLY AND YEAR END STATEMENTS FOR THOSE YEARS ARE BEING REPORTED ON A GOING CONCERN BASIS RATHER THAN AS DISCONTINUED OPERATIONS. THEY WILL, HOWEVER, BE REPORTED AS DISCONTINUED OPERATIONS COMMENCING WITH THE FISCAL 2010 FILINGS.

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEET

	(Unaudited)
	December 31, 2008	September 30, 2008

ASSETS
Cash	$9,936	$7,602
Accounts receivable, net	22,353	29,957
Inventory	2,076	660
Total current assets	34,365	38,219

Deposit	851	355
Deferred offering costs, net	8,800	10,000
TOTAL ASSETS	$44,016	$48,574

LIABILITIES AND STOCKHOLDERS DEFICIT
Accounts payables and accrued expenses	$192,088	$164,275
Disputed accrued expenses - related party	1,102,291	1,056,742
Accrued interest	11,243	4,667
Notes payable - related party	107,106	133,162
Total current liabilities	1,412,728	1,358,846

Convertible note payable - less discount and beneficial conversion feature of $22,562 and $25,639	152,438	149,361
TOTAL LIABILITIES	1,565,166	1,508,207

CONTINGENCIES AND COMMITMENTS	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value, 4,000,000 shares authorized; none issued and outstanding as of December 31, 2008 and September 30, 2008, respectively	—	—
Common stock, $0.01 par value, 187,000,000 shares authorized; 147,276,879 and 137,276,879 issued and outstanding as of December 31, 2008 and September 30, 2008, respectively	1,472,769	1,372,769
Additional paid in capital	22,583,682	22,658,682
Accumulated deficit	(25,577,601)	(25,491,084)
Total stockholders' deficit	(1,521,150)	(1,459,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$(44,016)	$(48,574)

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENT OF OPERATIONS - UNAUDITED

	Three Months Ended
	December 31,
	2008	2007

Revenue	$164,914	$215,539
Total	164,914	215,539

COST OF SALES	93,057	123,440

GROSS PROFITS	71,857	92,099

OPERATING EXPENSES:
General and administrative	146,359	161,147
Total operating expenses	146,359	161,147
OPERATING LOSS	(74,502)	(69,048)

OTHER (INCOME) AND EXPENSES
Interest expense	12,045	22,848
Interest income	(30)	—
Total other expense	12,015	22,848
NET LOSS	$(86,517)	$(91,896)

NET LOSS PER COMMON SHARE:
Basic and diluted:	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	146,896,444	122,157,972

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-5-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended
	December 31,
	2008	2007

Net loss	$(86,517)	$(91,896)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	104
Common stock issued for services	—	1,000
Stock options issued for services	—	13,305
Amortization of deferred financing costs	1,200	1,200
Amortization of debt discount	2,580	2,580
Amortization of beneficial conversion feature	496	496
Changes in operating assets and liabilities:
Inventory	(1,416)	3,632
Account receivables	7,604	(100,658)
Deposits	(496)	(2,610)
Accounts payable and accrued expenses	104,939	46,168
Net cash provided by (used in) operating activities	28,390	(126,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(26,056)	(4,000)
Proceeds from factor	—	56,071
Net cash (used in) provided by financing activities	(26,056)	52,071

INCREASE (DECREASE) IN CASH	2,334	(74,608)
CASH, BEGINNING OF PERIOD	7,602	85,887
CASH, END OF PERIOD	$9,936	$11,279

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$7,000	$7,140
Taxes paid	$—	$—
Conversion of accounts payable and accrued expenses for equity	$25,000	$5,000

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-6-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - DESCRIPTION OF BUSINESS

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

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, decided to discontinue the operations and wind down the operation of the Company and operate the Company assets in a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC was to pay the Company 2% of revenues and $100,000. Mr. Grollman nor NSC Labs, LLC never paid consideration for this transaction.

In November 19, 2010, the prior management was terminated and changed management and began working on operations related to the Company’s medical billing software.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2008 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2008 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Table of Contents	-7-

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

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis. At December 31, 2008, the Company’s inventory balance was $662 and at September 30, 2008, the Company’s inventory balance was $660.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Table of Contents	-8-

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

The three-level hierarchy for fair value measurements is defined as follows:

  Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
  Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in the markets that are not considered to be active; or
  Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Table of Contents	-9-

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Reclassification of Prior Year Amounts

Certain amounts in the prior comparative period have been reclassified for consistency of presentation with the current period.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended December 31, 2008 of $86,517, an accumulated deficit of $25,577,601, cash flows used in operating activities of $28,390 and needs additional cash to maintain its operations.

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

NOTE 4- ACCOUNT RECEIVABLES

Accounts receivables consist of the following:

	December 31, 2008	September 30, 2008

Trade receivables	$22,353	$29,957
Less: reserves	—	—
Total receivables	$22,353	$29,957

On September 7, 2005, we entered into a factoring agreement with United Capital Funding (UCF) of Florida. UCF is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to improve our cash flow with this arrangement.

Table of Contents	-10-

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

NOTE 5- INVENTORY

Inventory, net consists of the following:

	December 31, 2008	September 30, 2008

Inventory, gross	$2,076	$660
Less: reserve for obsolescence	—	—
Inventory, net	$2,076	$660

NOTE 6- DISPUTED ACCRUED EXPENSES – RELATED PARTY

Disputed accrued expenses from related parties consist of the following:

	December 31, 2008	September 30, 2008

Disputed salaries & vacation pay - current management and staff	$832,116	$786,653
Disputed salaries & vacation pay - former employee	20,256	29,375
Disputed payroll taxes for back pay	68,410	62,224
Disputed interest expense	181,509	178,490
Total Disputed Accrued Expenses – Related Party	$1,102,291	$1,056,742

Table of Contents	-11-

NOTE 7 – NOTES PAYABLE

All long-term debt consisted of the following notes payable:

	December 31, 2008	September 30, 2008
8% ( 6% in 2006) note payable to an Officer of the Company; principal and interest payable on demand	$72,636	$97,992
Non- interest bearing note payable; unsecured; payable on demand
12% note payable; secured; payable on demand	11,625	11,625
12% note payable; secured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010; with semi- annual interest payments in May and November	175,000	175,000
6% note payable; unsecured; payable on demand	2,845	3,545
	282,106	308,162
Less:
Current portion of long term debt	(107,106)	(133162)
Discount	(18,920)	(21500)
Beneficial conversion feature	(3,642)	(4139)

Long-term debt, net of current portion	$152,438	$149,361

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at September 30, 2008 is $97,992 and the note was repaid in the amount of $50,000. The balance of the note at December 31, 2008 is $72,636 and the note was repaid in the amount of $25,356.

Table of Contents	-12-

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. Since September 30, 2006 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of December 31, 2008 and September 30, 2008 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At December 31, 2008 this note was in default.

On December 27, 2006, we signed a loan agreement with an employee for $8,000. The loan is unsecured and carries an interest rate of 6%. The note is payable on demand with 30 days prior notice On February 27, 2007 we paid $2,000 towards the principal amount. During December 31, 2008 $699 was paid towards the principal amount and the balance was $2,845 for three months ended.

NOTE 8 – COMMITMENT AND CONTINGENCIES

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

NOTE 9– RELATED PARTY TRANSACTIONS

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

During September 30, 2008 the Company issued 281,044 for services provided by the Board of Directors to the Company valued at a weighted trading price of $.02 valued at $3,000.

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.001. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

Table of Contents	-13-

NOTE 10 - EQUITY

As of December 31, 2008 the Company had 147,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of December 31, 2008. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CF on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.

Table of Contents	-14-

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

Table of Contents	-15-

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

During the three months ended December 31, 2008, no options were exercised.

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model for the three months ended December 31, 2008:

2008

Risk - free interest rate	2.66% to 4.23%
Expected life (years)	5
Expected volatility	116.0% to 126.6%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.0157

Table of Contents	-16-

The following table summarizes the stock option activity during the three months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)

Options Outstanding, September 30, 2008	5,271,756	$0.43	5.97
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Options Outstanding, December 31, 2008	5,271,756	$0.43	5.97	$—
Options Exercisable December 31, 2008	5,271,756	$0.43	5.97	$—
(1)	Remaining contractual term is presented in years

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2008, for those awards that have an exercise price currently below the closing price as of September 30, 2008. Awards with an exercise price above the closing price as of September 30, 2008 are considered to have no intrinsic value.

Warrants

During the three months ended December 31, 2008, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

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

The following assumptions were utilized to value warrants during the fiscal three months ended December 31, 2008:

2008

Risk - free interest rate	2.36%
Expected life (years)	1
Expected volatility	228.0%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.0037

Table of Contents	-17-

The following table summarizes the warrant activity during the three months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)

Warrants Outstanding, September 30, 2008	17,714,197	$0.18	1.18
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Warrants Outstanding, December 31, 2008	17,579,197	$0.18	1.18	$—

(1) Remaining contract term is presented in years

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

NOTE 11 – SUBSEQUENT EVENTS

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

Table of Contents	-18-

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000

Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

Table of Contents	-19-

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.

3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.

4.	Cloud-MDs will acquire the assets of Krooss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Krooss and Marie Krooss (collectively “Ownership”) of Krooss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

A.	Current Ownership will remain in their current roles at Krooss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.

B.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.

C.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Krooss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;

ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.

D.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

5.	The acquired assets and customer base of Krooss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.

6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Krooss Medical management Systems, LLC.

7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.

8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.

9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

A.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.

B.	DNA can resell licenses to current DNA clients or other clients:

i.	MSRP of software license is $50,000/provider, leasing is available

ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.

iii.	All revenue other than commissions goes to Cloud-MD

iv.	DNA takes 1st support call on all software licenses it sells

v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

C.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

Table of Contents	-20-

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Krooss Medical Management Systems, LLC employees. All employees of Krooss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.

11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

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

Principal Conditions and Consideration. Subject to all of the terms and conditions set forth in this Agreement, and in consideration of the sale, assignment, transfer and delivery of the Purchased Assets by Licensor to Licensee, as of the Effective Date of this agreement Licensee and Licensor agree to the following (the "Purchase Consideration"):

a)	MediSouth will provide Cloud-MD with the software source code for the License, expertise to install and integrate the License into Cloud-MD product offerings and deliver the MediSouth software source code to Cloud-MD.
b)	For as long as Licensee makes use of the License, Licensor agrees to provide Licensee with all software updates for the License within 5 working days of Licensor implementing those same software updates in its own production version of the License.
c)	Licensor agrees that Licensee shall have the right to modify the software contained in the License to meet Licensee's operational needs.
d)	Cloud-MD shall provide back to MediSouth, with the permission of each affected Cloud-MD client, the de-identified purchasing data it collects as a result of Cloud-MD clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of non-diluteable, Class 144, Cloud-MD stock with a one (1) year trading restriction if this agreement is executed prior to Licensee's planned stock roll-back. If this agreement is executed after the Licensee's stock roll-back, the stock award shall equal $300, OOO/then current share price of Licensee's publicly traded stock. MediSouth shall complete the Subscription Agreement.
f)	MediSouth will grant Cloud-MD all necessary rights to use the License and related patents and those rights shall be transferable to any Licensee who may purchase Cloud-MD and its assets.
Table of Contents	-21-

g)	In the event that Cloud-MD is acquired by another entity, the use of the License shall transfer to the acquiring entity with the provision that the License may be used only within the Cloud-MD software application as it was used at the time of the acquisition.
h)	Other than 2.4.g above, Cloud-MD may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from Cloud-MD products in which the License is embedded.
i)	If from the Effective Date of this agreement through the end of the 1st year following the Permanent Transfer, Licensee discovers any misrepresentations on the part of Licensor to Licensee or Licensor, Licensee or Licensor will have the right to dissolve this agreement. Should this occur, Licensor will be required to forfeit the stock awarded to it as described in item 2.4.e above with that stock having an established per share value equal to the value of a share of Licensee's stock as officially recorded on the date of Licensee's stock rollback and any assets from the original acquisition that still remain under the control of Licensee will be returned to Licensor and in their then current condition or status and both parties will exit the relationship holding each other harmless in all matters.
j)	Licensor agrees to provide a software device in the licensed software that will offer an automatic logon from Licensee's software.
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

2.5 Holdback Stock. Pursuant to the terms and subject to the conditions of this Agreement, no provisions shall be made for the purpose of withholding previously awarded stock by Licensee to Licensor other than those already cited in section 2.4 of this Agreement.

Table of Contents	-22-

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

On January 1, 2011 the Company agreed to purchase the software and the source code from Absolute Medical Software Systems, LLC a company controlled by Michael De La Garza. The Company purchased the software for a $5,000,000 promissory note for 8% interest rate the note matures on April 30, 2021. On October 5, 2011 the Company issued Absolute Medical Software Systems, LLC 30,000,000 common shares in full payment of this promissory note. The Company valued the software and source code on the development cost of the software provided by Absolute Medical Software Systems, LLC. of $4,296,000.

Table of Contents	-23-

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Cloud Medical Doctor Software Corporation and its subsidiaries, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, decided to discontinue the operations and wind down the operation of the Company and operate the Company assets in a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC was to pay the Company 2% of revenues and $100,000. Mr. Grollman nor NSC Labs, LLC never paid consideration for this transaction.

In November 19, 2010, the prior management was terminated and changed management and began working on operations related to the Company’s medical billing software.

Table of Contents	-24-

Item 1. Description of Business

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

Table of Contents	-25-

Discontinued Operations of the Business through February 4, 2010

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

Table of Contents	-26-

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

Table of Contents	-27-

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

Table of Contents	-28-

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

Once the data is transmitted back to the user they can either display the information on our software or on some other computer application.

Table of Contents	-29-

Results of Operations for the Three Months ended December 31, 2008 and December 31, 2007

Revenues decreased to $164,914 from $215,539 for the three months ended December 31, 2008 and 2007 respectively. This decrease is primarily attributable to decrease in sales for 2009 and less marketing of our products.

Cost of goods sold decreased to $93,057 from $123,440 for the three months ended December 31, 2008 and 2007, respectively. Our cost of goods sold is directly related to the decrease in revenue.

General and administrative expense decreased to $146,359 from $161,147 for the three months ended December 31, 2008 and 2007, respectively. The decrease in general and administrative expense was related to the decrease in research and development costs of the Company.

Interest Expense decreased to $12,045 from $22,848 for the three months ended December 31, 2008 and 2007, respectively. Our interest expense is related to the cost of debt and our cost of debt was reduced by repayment of loans of $699 and related party notes payables of $25,357.

Net loss for the three months ended December 31, 2008 and 2007 decreased to $86,517 from $91,896 respectively.

Liquidity and Capital Resources

 The Company has material notes, one from our prior Chief Executive Officer for approximately $72,636 , one convertible note with an investor relationship with Strategic Working Capital Fund, LP$152,438 net of discount and beneficial conversion feature of $22,562 with a total balance due of $175,000, and three notes with shareholders of $34,470. In December 31, 2008 the Company was in compliance with the note agreement with Strategic Working Capital Fund LP and all other note requirements are in default.

Our cash provided by (used in) operating activities were $28,390 and ($126,679) for the three months ended December 31, 2008 and 2007, respectively. The decrease in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in amounts payable, in December 31, 2008 as compared to the 2007 period.

Cash (used in) provided by financing activities was ($26,056) and $52,071 for the three months ended December 31, 2008 and 2007, respectively. We repaid notes payables of $699 and related party notes payables of $25,357as compared to repayment of notes payables of $4,000 and increase in notes payables of 56,071.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Table of Contents	-30-

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective since the Company has been ineffective in filing timely.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2008. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2009 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-31-

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008 during our three months ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

2012

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

Table of Contents	-32-

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

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) of the Securities Act of 1933. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2008.

ITEM 4. MINING SAFETY DISCLOSURE

None

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-33-

ITEM 6.  EXHIBITS

Exhibits filed herein for December 31, 2008

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
23	Resignation of Semple, Marchal & Cooper, P.C. on December 7, 2011(8)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for year ended September 30, 2008
(9)	Incorporated herein

Table of Contents	-34-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cloud Medical Doctor Software Corporation

Date: January 30, 2013	By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant	Cloud Medical Doctor Software Corporation

Date: January 30, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-35-

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Michael De La Garza certify that:

1	I have reviewed this Quarterly report on Form 10-Q of Cloud Medical Doctor Software Corporation;
2	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	Cloud Medical Doctor Software Corporation

Date: January 30, 2013	By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Table of Contents	-36-

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Pamela Thompson certify that:

1	I have reviewed this Quarterly report on Form 10-Q of Cloud Medical Doctor Software Corporation;
2	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	Cloud Medical Doctor Software Corporation

Date: January 30, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-37-

 Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael De La Garza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant	Cloud Medical Doctor Software Corporation

Date: January 30, 2013	By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Table of Contents	-38-

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pamela Thompson, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant	Cloud Medical Doctor Software Corporation

Date: January 30, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-39-