Form 10-Q
period 2009-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-02-05
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEET
	(Unaudited) June 30, 2009	September 30, 2008
ASSETS
Cash	$4,479	$7,602
Account receivable, net	20,784	29,957
Prepaid expenses	300	—
Inventory	—	660
Total current assets	25,563	38,219
Deposit	—	355
Deferred offering costs, net	6,400	10,000
TOTAL ASSETS	$31,963	$48,574

LIABILITIES AND SHAREHOLDERS DEFICIT
Account payables and accrued expenses	$182,391	$164,275
Disputed accrued expenses - related party	1,255,748	1,056,742
Accrued interest	19,813	4,667
Notes payable - related party	93,255	133,162
Total current liabilities	1,551,207	1,358,846
Convertible note payable - less discount of $16,409 and $25,639	158,591	149,361
TOTAL LIABILITIES	1,709,798	1,508,207

CONTINGENCIES AND COMMITMENTS	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value, 4,000,000 shares authorized; none issued and outstanding as of June 30, 2009 and September 30, 2008 respectively	—	—
Common stock, $0.01 par value, 187,000,000 shares authorized; 165,276,879 and 137,276,879 issued and outstanding as of June 30, 2009 and September 30, 2008, respectively	1,652,769	1,372,769
Additional paid in capital	22,434,427	22,658,682
Accumulated deficit	(25,765,031)	(25,491,084)
Total stockholders' deficit	(1,677,835)	(1,459,634)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,963	$48,574

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$72,624	$158,749	$315,883	$530,504
Total	72,624	158,749	315,883	530,504

COST OF SALES	28,702	81,976	161,438	288,449

GROSS PROFITS	43,922	76,773	154,445	242,055

OPERATING EXPENSES:
General and administrative	107,546	169,861	393,048	507,342
Total operating expenses	107,546	169,861	393,048	507,342
OPERATING LOSS	(63,624)	(93,088)	(238,603)	(265,287)

OTHER (INCOME) AND EXPENSES
Other income	—	(133,197)	—	(133,197)
Interest expense	11,668	21,402	35,374	66,022
Interest income	—	—	(30)	—
Total other (income) expense	11,668	(111,795)	35,344	(67,175)

NET (LOSS) INCOME	$(75,292)	$18,707	$(273,947)	$(198,112)

NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted:	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	165,276,879	122,310,935	159,082,740	122,364,762

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-5-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended
	June 30,
	2009	2008
Net loss	$(273,947)	$(198,112)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	—	311
Common stock issued for services	—	2,000
Stock options issued for services	19,945	12,319
Warrant expense	—	8,224
Amortization of deferred financing costs	3,600	3,600
Amortization of debt discount	7,741	7,740
Amortization of beneficial conversion feature	1,488	1,490
Unclaimed note payable	—	(43,250)
Changes in operating assets and liabilities:
Inventory	660	16,262
Account receivables	9,173	(99,760)
Deposits	55	(11,536)
Accounts payable and accrued expenses	268,069	158,451
Net cash provided by (used in) operating activities	36,784	(142,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(39,907)	(20,369)
Proceeds from factor	—	79,098
Net cash (used in) provided by financing activities	(39,907)	58,729

(DECREASE) IN CASH	(3,123)	(83,532)
CASH, BEGINNING OF PERIOD	7,602	85,887
CASH, END OF PERIOD	$4,479	$2,355

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$7,000	$14,585
Taxes paid	$—	$—
Conversion of account payables and accrued expenses for equity	$35,800	$5,000

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-6-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2008 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2008 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis. At June 30, 2009 the Company’s inventory balance was $0 and at September 30, 2008, the Company’s inventory balance was $660.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1-	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
Level 2-	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
Level 3-	inputs to the valuation methodology are unobservable and significant to the fair value measurement

Table of Contents	-10-

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Reclassification of Prior Year Amounts

Certain amounts in the prior comparative period have been reclassified for consistency of presentation with the current period.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended June 30, 2009 of $273,947, an accumulated deficit of $25,765,031, cash flows provided by operating activities of $36,784 and needs additional cash to maintain its operations.

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

NOTE 4- ACCOUNT RECEIVABLES

Accounts receivables consist of the following:

	June 30, 2009	September 30, 2008

Trade receivables	$20,784	$29,957
Less: reserves	—	—
Total receivables	$20,784	$29,957

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

Table of Contents	-11-

NOTE 5- INVENTORY

Inventory, net consists of the following:

	June 30, 2009	September 30, 2008

Inventory, gross	$—	$660
Less: reserve for obsolescence	—	—
Inventory, net	$—	$660

NOTE 6- DISPUTED ACCRUED EXPENSES – RELATED PARTY

Disputed accrued expenses from related parties consist of the following:

	June 30, 2009	September 30, 2008

Disputed salaries & vacation pay - current management and staff	$967,179	$786,653
Disputed salaries & vacation pay - former employee	20,256	29,375
Disputed payroll taxes for back pay	81,492	62,224
Disputed interest expense	186,821	178,490
Total Disputed Accrued Expenses – Related Party	$1,255,748	$1,056,742

Table of Contents	-12-

NOTE 7 – NOTES PAYABLE

All long-term debt consisted of the following notes payable:

	June 30, 2009	September 30, 2008
8% ( 6% in 2006) note payable to an Officer of the Company; principal and interest payable on demand	$59,704	$97,992

Non- interest bearing note payable; unsecured; payable on demand
12% note payable; secured; payable on demand	11,625	11,625
12% note payable; secured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010; with semi- annual interest payments in May and November	175,000	175,000

6% note payable; unsecured; payable on demand	1,926	3,545

	268,255	308,162
Less:
Current portion of long term debt	(93,255)	(133,162)
Discount	(13,760)	(21,500)
Beneficial conversion feature	(2,649)	(4,139)

Long-term debt, net of current portion	$158,591	$149,361

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

Table of Contents	-13-

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at September 30, 2008 is $97,992 and the note was repaid in the amount of $50,000. The balance of the note at June 30, 2009 is $59,704 and the note was repaid in the amount of $38,288 for the nine months ended.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. Since September 30, 2006 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of June 30, 2009 and September 30, 2008 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At June 30, 2009 this note was in default.

On December 27, 2006, we signed a loan agreement with an employee for $8,000. The loan is unsecured and carries an interest rate of 6%. The note is payable on demand with 30 days prior notice On February 27, 2007 we paid $2,000 towards the principal amount. During June 30, 2009 $1,619 was paid towards the principal amount and the balance was $1,926 for nine months ended.

Table of Contents	-14-

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

NOTE 10 - EQUITY

As of June 30, 2009 the Company had 165,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

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

Table of Contents	-15-

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

Table of Contents	-16-

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

Table of Contents	-17-

During the nine months ended June 30, 2009, no options were exercised.

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model for the nine months ended June 30, 2009:

2008

Risk - free interest rate	2.66% to 4.23%
Expected life (years)	5
Expected volatility	116.0% to 126.6%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.0157

The following table summarizes the stock option activity during the nine months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)

Options Outstanding, September 30, 2008	5,271,756	$0.43	5.97
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Options Outstanding, June 30, 2009	5,271,756	$0.43	5.97	$–
Options Exercisable June 30, 2009	5,271,756	$0.43	5.97	$–
____________

(1)	Remaining contractual term is presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2008, for those awards that have an exercise price currently below the closing price as of September 30, 2008. Awards with an exercise price above the closing price of $0.015 as of September 30, 2008 are considered to have no intrinsic value.

Table of Contents	-18-

Warrants

During the nine months ended June 30, 2009, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

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

The following assumptions were utilized to value warrants during the fiscal nine months ended June 30, 2009:

2008

Risk - free interest rate	2.36%
Expected life (years)	1
Expected volatility	228.0%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.0037

Table of Contents	-19-

The following table summarizes the warrant activity during the three months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)

Warrants Outstanding, September 30, 2008	17,714,197	$0.18	1.18
Granted	–	–	–
Exercised	–	–	–
Expired	-	–	–

Warrants Outstanding, June 30, 2009	17,579,197	$0.18	1.18	$–

(1)	Remaining contractual term is presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2008, for those awards that have an exercise price currently below the closing price as of September 30, 2008. Awards with an exercise price above the closing price as of September 30, 2008 of $0.015 are considered to have no intrinsic value.

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

Table of Contents	-20-

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000

Fair Value of Assets Acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

Table of Contents	-21-

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.

3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.

4.	Cloud-MDs will acquire the assets of Krooss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Krooss and Marie Krooss (collectively “Ownership”) of Krooss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

a.	Current Ownership will remain in their current roles at Krooss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.

b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Krooss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.
d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issud with applicable anti-dilution clause.

Table of Contents	-22-

5.	The acquired assets and customer base of Krooss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.

6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Krooss Medical management Systems, LLC.

7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.

8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.

9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.

b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
iv.	DNA takes 1st support call on all software licenses it sells
v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

c.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Krooss Medical Management Systems, LLC employees. All employees of Krooss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.

11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

Table of Contents	-23-

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

Principal Conditions and Consideration. Subject to all of the terms and conditions set forth in this Agreement, and in consideration of the sale, assignment, transfer and delivery of the Purchased Assets by Licensor to Licensee, as of the Effective Date of this agreement Licensee and Licensor agree to the following (the "Purchase Consideration"):

a)	MediSouth will provide Cloud-MD with the software source code for the License, expertise to install and integrate the License into Cloud-MD product offerings and deliver the MediSouth software source code to Cloud-MD.
b)	For as long as Licensee makes use of the License, Licensor agrees to provide Licensee with all software updates for the License within 5 working days of Licensor implementing those same software updates in its own production version of the License.
c)	Licensor agrees that Licensee shall have the right to modify the software contained in the License to meet Licensee's operational needs.
d)	Cloud-MD shall provide back to MediSouth, with the permission of each affected Cloud-MD client, the de-identified purchasing data it collects as a result of Cloud-MD clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of non-diluteable, Class 144, Cloud-MD stock with a one (1) year trading restriction if this agreement is executed prior to Licensee's planned stock roll-back. If this agreement is executed after the Licensee's stock roll-back, the stock award shall equal $300, OOO/then current share price of Licensee's publicly traded stock. MediSouth shall complete the Subscription Agreement.
Table of Contents	-24-

f)	MediSouth will grant Cloud-MD all necessary rights to use the License and related patents and those rights shall be transferable to any Licensee who may purchase Cloud-MD and its assets.
g)	In the event that Cloud-MD is acquired by another entity, the use of the License shall transfer to the acquiring entity with the provision that the License may be used only within the Cloud-MD software application as it was used at the time of the acquisition.
h)	Other than 2.4.g above, Cloud-MD may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from Cloud-MD products in which the License is embedded.
i)	If from the Effective Date of this agreement through the end of the 1st year following the Permanent Transfer, Licensee discovers any misrepresentations on the part of Licensor to Licensee or Licensor, Licensee or Licensor will have the right to dissolve this agreement. Should this occur, Licensor will be required to forfeit the stock awarded to it as described in item 2.4.e above with that stock having an established per share value equal to the value of a share of Licensee's stock as officially recorded on the date of Licensee's stock rollback and any assets from the original acquisition that still remain under the control of Licensee will be returned to Licensor and in their then current condition or status and both parties will exit the relationship holding each other harmless in all matters.
j)	Licensor agrees to provide a software device in the licensed software that will offer an automatic logon from Licensee's software.
k)	Licensor agrees to provide software operations, communications and hosting services for the licensed software in same computing facility as Licensee has its operational software until Licensee and Licensor mutually agree that this service is no longer necessary,
1)	Licensee and Licensor agree to execute sales agreements for each other's products and services.
m)	Licensee agrees that if due to Licensee modifications to the licensed software, data from the modified Licensed software cannot be processed by Licensor, Licensee shall provide data in original Licensed software format and make that data available to Licensor as in 2.4.d.
n)	Licensee shall have the right to copy and use all forms of documentation, marketing information and data related to the License.
o)	Licensee shall have the right to brand the License with a product name selected by the Licensee and Licensor.
p)	Licensor shall change the appearance of the License's end-user computer display screens to match the appearance of the Licensee's computer application's end-user computer displays, including the branding described in 2.4.0 above.
q)	In the event that Licensor should cease doing business, Licensee shall have the right to continue usage of the License and all associated documentation and related marketing material without recourse from Licensor or any entity representing Licensor's interests.
r)	The "powered by MediScan" text or graphic must always be displayed on modules and application web pages provided by Licensor.

Table of Contents	-25-

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

Table of Contents	-26-

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

Table of Contents	-27-

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

Table of Contents	-28-

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

Location Products

Table of Contents	-29-

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

Table of Contents	-30-

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

Table of Contents	-31-

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

Results of Operations for the Three and Nine months ended June 30, 2009 and June 30, 2009

Revenues decreased to $72,624 from $158,749 for the three months ended June 30, 2009 and 2008 respectively. Revenues decreased to $315,883 from $530,504 for the nine months ended June 30, 2009 and 2008, respectively. This decrease is primarily attributable to decrease in sales for 2009 and less marketing of our products.

Cost of goods sold decreased to $28,702 from $81,976 for the three months ended June 30, 2009 and 2008 respectively. Cost of goods sold decreased to $161,438 from $288,449 for the nine months ended June 30, 2009 and 2008, respectively. Our cost of goods sold is directly related to the decrease in revenue.

General and administrative expense decreased to $107,546 from $169,861 for the three months ended June 30, 2009 and 2008 respectively. General and administrative expense decreased to $393,048 from $507,342 for the nine months ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expense was related to the decrease in research and development costs of the Company.

Interest expense decreased to $11,668 from $21,402 for the three months ended June 30, 2009 and 2008 respectively. Interest expense decreased to $35,374 from $66,022 for the nine months ended June 30, 2009 and 2008, respectively. Our interest expense is related to the cost of debt and our cost of debt was reduced by repayment of loans of $1,619 and related party notes payables of $38,288.

Other income increased during the nine months ended June 30, 2008, reflects a gain on extinguishment of liabilities of $133,197. This relates to the extinguishment of amounts previously not considered to be owed by the Company.

Net loss for the three months ended June 30, 2009 and 2008 decreased to $75,292 and $18,707 as compared to six months ended to $273,947 from $198,112 respectively.

Table of Contents	-32-

Liquidity and Capital Resources

 The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704 , one convertible note with an investor relationship with Strategic Working Capital Fund, LP$158,591 net of discount and beneficial conversion feature of $16,409 with a total balance due of $175,000, and three notes with shareholders of $33,551. In June 30, 2009 the Company was in compliance with the note agreement with Strategic Working Capital Fund LP and all other note requirements are in default.

Our cash provided by (used in) operating activities were $36,784 and ($142,261) for the nine months ended June 30, 2009 and 2008, respectively. The decrease in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in amounts payable, in June 30, 2009 as compared to the 2008 period.

Cash (used in) provided by financing activities was ($39,907) and $58,729 for the nine months ended June 30, 2009and 2008, respectively. We repaid notes payables of $1,619 and related party notes payables of $38,288 as compared to repayment of related party notes payables of $20,369 and increase in notes payables of 79,098.

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

Table of Contents	-33-

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2009. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

Table of Contents	-34-

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2009 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2008 during our nine months ended June 30, 2009.

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

Table of Contents	-35-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4. MINING SAFETY DISCLOSURE

None

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-36-

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2009

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
23	Resignation of Semple, Marchal & Cooper, P.C. on December 7, 2011(8)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for year ended September 30, 2008
(9)	Incorporated herein

Table of Contents	-37-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: February 5, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: February 5, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-38-

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: February 5, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer,)

Table of Contents	-39-

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: February 5, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-40-

 Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael De La Garza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: February 5, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Table of Contents	-41-

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pamela Thompson, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: February 5, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-42-