Form 10-K
period 2009-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-02-26
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

(Title of Class)

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes    [X] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  [ ]    No  [X]

Aggregate market value of the voting stock held by non-affiliates: $6,045,793 as based on the closing price of the stock on February 15, 2013. The voting stock held by non-affiliates on that date consisted of 167,938,712 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 31, 2013, there were 212,938,712 shares of common stock, par value $0.01, issued and outstanding 4,000,000 shares of preferred stock, par value $0.10.

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 and 2008

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

PART I

ITEM 1. BUSINESS.

General

The financial statements presented in this report of Cloud Medical Doctor Software Corporation, a Texas corporation. When the terms “Cloud, the Company,” “we,” “us” or “our” are used in this document, those terms refer to Cloud Medical Doctor Software Corporation.

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

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, decided to discontinue and wind down the operation of the Company's Mobile DVR and Location Products business and operate these remaining Company assets in a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC was to pay the Company 2% of revenues and $100,000. However, Mr. Grollman nor NSC Labs, LLC never paid consideration for this transaction.

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

Location Products

Table of Contents	-6-

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

Table of Contents	-7-

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

Table of Contents	-8-

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

Table of Contents	-9-

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

Regarding the School Bus market there are three distinct segments in which we operate. These are Bus Tracking, Video Recording, and Student Tracking.

Table of Contents	-10-

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

Table of Contents	-11-

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have a net loss for the year ended September 30, 2009 of $325,172, an accumulated deficit at September 30, 2009 of $25,816,256, cash flows provided by operating activities of $46,665 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Table of Contents	-13-

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

Table of Contents	-14-

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

Table of Contents	-15-

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

Table of Contents	-16-

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

ITEM 4. N/A

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Cloud common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “NSCT.”

At September 30, 2009, there were 165,276,879 shares of common stock of Cloud outstanding and there were in excess of 8,000 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cloud’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (October – December 2008)	$0.0006	$0.002
Second Quarter (January – March 2009)	$0.0006	$0.0006
Third Quarter (April - June 2009)	$0.01	$0.005
Fourth Quarter (July – September 2009)	$0.008	$0.007

Fiscal Year 2008
First Quarter (October – December 2007)	$0.06	$0.01
Second Quarter (January – March 2008)	$0.09	$0.03
Third Quarter (April - June 2008)	$0.07	$0.04
Fourth Quarter (July – September 2008)	$0.06	$0.02

On January 31, 2013, the closing bid price of our common stock was $0.032

Table of Contents	-17-

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

Transfer Agent

Cloud’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer located in Las Vegas, Nevada.

Recent sales of Unregistered Securities

Fiscal Year Ended 2013

In October, 2012 the Company issued 137,500 common shares for $46,000 and issued 10,000 common stock in conjunction with the sale of medical software.

In December 6, 2012 the Company issued 500,000 common shares for the acquisition of CipherSmith software, issued 200,000 common shares for the sale of medical software, and 15,000 common stock for $3,000 in cash.

In January 22, 2013 the Company issued 200,000 common shares for the acquisition of CipherSmith software.

Fiscal Year Ended 2012

During the ten months ended July 31, 2012 the Company issued 30,000,000 common shares for the reduction of debt from our CEO and reduced debt of the company by $4,296,000. The Company also issued 19,000 common shares for services rendered by professionals and recorded the expenses based upon the trading price of the common shares of $0.0102 and expensed $204 as consulting fees. The Company issued 1,055,333 common shares to third parties that have purchased our medical billing software at the trading price of the common stock of $0.0160 and recorded a revenue contra account of $20,871.

The Company issued 90,000 common shares for $18,000 in cash.

The Company issued 200,000 common shares to Kroos Medical Management in accordance with the acquisition agreement and recorded it at the trading price of the common shares of $0.020 and recorded an investment in Kroos Medical Management of $4,000.

Fiscal Year Ended 2011

In September 30, 2011 the Company issued 15,000,000 common shares at the trading price of the common stock of $0.007. The Stock was issued for compensation to new management and recorded and expense of $105,000.

The Company issued 250,000 in common stock for $25,000 in cash.

Fiscal Year Ended 2010

No common stock was issued.

Fiscal Year Ended 2009

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.001. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

Table of Contents	-18-

Fiscal Year Ended 2008

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of September 30, 2009. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been granted to our CEO & CFO on November 30, 2010 and issued on April 11, 2012 which was valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired as of the date of this filing

Stock Option Plan

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. The 2000 Stock Option plan terminated in accordance with the plan provisions on December 1, 2010. The Current Board of Directors did not extend the Stock Option Plan therefore allowing it to terminate.

Table of Contents	-19-

ITEM 6. SELECTED FINANCIAL DATA.

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

Business

The Company was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation. During 1996, the Company acquired the operations of Eden Systems, Inc. (Eden) as a wholly owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. From September 30, 1997 through the year ended September 30, 2001, we aimed our efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning in calendar 2002, we focused our efforts on the development, acquisition, enhancement and marketing of location device technologies. Our revenue was derived from sales of electronic devices, recognized as the product is delivered.

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operations of the Company's Mobile DVR and Location Products business and operate these remaining Company assets in a Limited Liability Company named NSC Labs, LLC, a company controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC entered into an agreement to pay the Company $100,000 plus 2% of revenues. Since as of this filing neither Mr. Grollman nor NSC Labs, LLC have paid the specified consideration for this transaction the transaction has not been recorded in the accounting records of the Company

In November 19, 2010, the prior management was terminated and new management began working on operations related to the Company’s medical billing software. In fiscal 2011, the year of termination of prior management, new management has deemed that the above transaction transferring prior operations to NSC Labs, LLC was transacted in full and final settlement of the liabilities to former management including those captioned as “disputed accrued expenses – related party” on the Balance Sheet.

Since the transaction was related to former management who had the ability to affect the terms and outcomes of the liabilities, the transaction has been subsequently recorded as an increase to additional paid in capital.

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

RESULTS OF OPERATIONS FROM DISCONTINUED MOBILE DVR AND LOCATION PRODUCTS BUSINESS

Fiscal Year Ended September 30, 2009, Compared to Fiscal Year Ended September 30, 2008

Revenues decreased to $358,717 from $668,796 for the years ended September 30, 2009 and 2008 respectively. This decrease is primarily attributable to a decrease in sales resulting from the recession.

Cost of goods sold decreased to $179,992 from $365,178 for the years ended September 30, 2009 and 2008, respectively. Our cost of goods sold is directly related to the decrease in revenue.

General and administrative expense decreased to $456,334 from $619,763 for the years ended September 30, 2009 and 2008, respectively. The decrease in general and administrative expense was related to the decrease in research and development costs of the Company.

Table of Contents	-21-

Interest Expense increased to $47,593 from $46,064 for the years ended September 30, 2009 and 2008, respectively. Our interest expense is related to the cost of debt and our cost of debt was reduced by repayment of related party debt of $41,833 for September 30, 2009 and repayment of loans of $80,875 and related party loans of $28,138 for September 30, 2008. Interest expense also includes amortization of the discount related to the beneficial conversion feature pertaining to the convertible note. Other income increased during the year ended September 30, 2008, reflects a gain on extinguishment of liabilities of $133,197. This relates to the extinguishment of previously recorded amounts not considered to be owed by the Company.

Net loss for the years ended September 30, 2009 and 2008 decreased to $325,172 from $249,607 respectively.

Liquidity and Capital Resources

The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704, one convertible note with an investor relationship with Strategic Working Capital Fund, LP$161,668 net of discount and beneficial conversion feature of $13,332 with a total balance due of $175,000, and three notes with shareholders totaling $31,625. In September 30, 2009 the Company was in compliance with all note requirements but as of November 2010 all note agreements were in default.

Our cash provided by (used in) operating activities were $46,665 and ($4,647) for the years ended September 30, 2009 and 2008, respectively. The increase in cash flows provided by operations was primarily attributable to the increases in amounts payable, in 2009 as compared to the 2008 period. As described below, the funds generated by allowing accounts payable to age were used to partially repay related party debt.

Cash (used in) financing activities was ($41,833) and ($73,638) for the years ended September 30, 2009 and 2008, respectively. We repaid related party notes of $41,833 compared to $28,138. We also repaid notes of $45,500 during the year ended September 30, 2008.

There is a strong possibility that we may not be able to satisfy our cash requirements over the next twelve months and may be required to raise additional cash from outside sources.

In the event that we are required to raise additional cash from outside source, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	-22-

ITEM 8. FINANCIAL STATEMENTS

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

Table of Contents	-23-	F-1

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cloud Medical Doctor Software Corporation,

fka National Scientific Corporation

Phoenix, Arizona

We have audited the accompanying balance sheets of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation (the “Company”), as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation, as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss for the year ended September 30, 2009 of $325,172, an accumulated deficit at September 30, 2009 of $25,816,256, cash flows provided by operating activities of $46,665, and needs additional cash flows to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona

February 15, 2013

Table of Contents	-24-	F-2

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
	As of September 30,
	2009	2008
ASSETS
Cash	$12,434	$7,602
Account receivables, net	10,224	29,957
Inventory	—	660
Total current assets	22,658	38,219

Deposit	—	355
Deferred offering costs, net	5,200	10,000
TOTAL ASSETS	$27,858	$48,574

LIABILITIES AND STOCKHOLDERS' DEFICIT
Account payables	$192,507	$164,275
Disputed accrued expenses - related party	1,287,146	1,056,742
Accrued interest	24,269	4,667
Notes payable - related party	91,329	133,162
Total current liabilities	1,595,251	1,358,846

Convertible note payable - less discount of $13,332 and $25,639	161,668	149,361
TOTAL LIABILITIES	1,756,919	1,508,208

CONTINGENCIES AND COMMITMENTS	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $.010 par value, 4,000,000 shares authorized; none issued and outstanding as of September 30, 2009 and 2008, respectively	—	—
Common stock, $.01 par value, 187,000,000 shares authorized; 165,276,879 and 137,276,879 issued and outstanding as of September 30, 2009 and 2008, respectively	1,652,769	1,372,770
Additional paid in capital	22,434,427	22,658,682
Accumulated deficit	(25,816,256)	(25,491,084)
Total stockholders' deficit	(1,729,061)	(1,459,633)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,858	$48,574

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-25-	F-3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS
	Years ended September 30,
	2009	2008

Revenue	$358,717	$668,796
Total	358,717	668,796

COST OF SALES	179,992	365,178

GROSS PROFITS	178,724	303,618

OPERATING EXPENSES:
General and administrative	456,334	619,763
Total operating expenses	456,334	619,763
OPERATING LOSS	(277,609)	(316,144)

OTHER (INCOME) AND EXPENSES
Interest expense	47,593	46,064
Interest income	(30)	—
Impairment of assets	—	20,596
Gain on extinguishment of debt	—	(133,197)
Total other (income) expense	47,563	(66,537)

NET LOSS	$(325,172)	$(249,607)

NET LOSS PER COMMON SHARE:
Basic:	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic:	160,644,002	133,252,788

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-26-	F-4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENT OF STOCKHOLDERS' DEFICIT
Years ended September 30, 2009 and 2008

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

SEPTEMBER 30, 2007	121,995,835	$1,219,959	$22,693,696	$(25,241,477)	$(1,327,822)

Common stock issued for services @ $0.0288	34,722	347	653	—	1,000

Common stock issued for services @ $.0191	52,356	524	476	—	1,000

Stock options granted	—	—	12,319	—	12,319

Warrants extended by on year - fair value	—	—	9,099	—	9,099

Warrants expired	—		(3,996)		(3,996)

Common stock issued for directors fees	193,966	1,940	1,060		3,000

Common stock issued for back pay of officers	15,000,000	150,000	(90,000)	—	60,000

Related party note payable adjustment per agreement			35,375		35,375

Net loss				(249,607)	(249,607)

SEPTEMBER 30, 2008	137,276,879	$1,372,770	$22,658,682	$(25,491,084)	$(1,459,633)

Options granted	—		19,945		19,945

Common stock issued for back pay of officers	28,000,000	280,000	(244,200)	—	35,800

Net loss				(325,172)	(325,172)

SEPTEMBER 30, 2009	165,276,879	$1,652,769	$22,434,427	$(25,816,256)	$(1,729,061)

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-27-	F-5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS
	Years ended September 30,
	2009	2008

Net loss	$(325,172)	$(249,607)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	—	622
Common stock issued for services	—	5,000
Stock options issued for services	—	12,319
Warrant expense	19,945	5,103
Amortization of deferred financing costs	4,800	4,800
Amortization of debt discount	10,320	11,180
Amortization of beneficial conversion feature	1,986	1,127
Gain on extinguishment of debt	—	(133,197)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	68
Inventory	660	22,240
Account receivables	19,733	(23,741)
Deposits	355	1,985
Accounts payable and accrued expenses	314,038	337,454
Net cash provided by (used in) operating activities	46,665	(4,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(45,500)
Repayment of note payable - related party	(41,833)	(28,138)
Net cash (used in) financing activities	(41,833)	(73,638)

INCREASE (DECREASE) IN CASH	4,832	(78,285)
CASH, BEGINNING OF PERIOD	7,602	85,887
CASH, END OF PERIOD	$12,434	$7,602

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$7,000	$14,585
Taxes paid	$—	$—
Conversion of debt to equity	$—	$35,375
Conversion of accounts payable and accrued expenses for equity	$35,800	$60,000

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-28-	F-6

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR YEAR ENDED SEPTEMBER 30, 2009 AND 2008

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

Table of Contents	-29-	F-7

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operations of the Company's Mobile DVR and Location Products business and operate the remaining Company assets in a Limited Liability Company named NSC Labs, LLC, a company controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC entered into an agreement to pay the Company $100,000 plus 2% of revenues. Since as of this filing neither Mr. Grollman nor NSC Labs, LLC have paid the specified consideration for this transaction the transaction has not been recorded in the accounting records of the Company

In November 19, 2010, the prior management was terminated and new management began working on operations related to the Company’s medical billing software. In fiscal 2011, the year of termination of prior management, new management has deemed that the above transaction transferring prior operations to NSC Labs, LLC was transacted in full and final settlement of the liabilities to former management including those captioned as “disputed accrued expenses – related party” on the Balance Sheet. Since the transaction was related to former management who had the ability to affect the terms and outcomes of the liabilities, the transaction has been subsequently recorded as an increase to additional paid in capital.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN ISSUES

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the twelve months ended September 30, 2009 of $325,172, an accumulated deficit at September 30, 2009 of $25,816,257, and needs additional cash to maintain its operations.

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

Table of Contents	-30-	F-8

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company had no charge offs for year ended September 30, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company’s inventory is comprised of supplies and parts used in the Company’s operations. The Company evaluates the need to record adjustments for obsolescence for inventory on a regular basis. At September 30, 2009 and 2008, the Company’s inventory balance was $-0- and $660 respectively.

Table of Contents	-31-

Impairment of Long-Lived Assets

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the year ended September 30, 2008 the Company impaired $20,596 of assets of the Company.

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Table of Contents	-32-

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations.

Table of Contents	-33-

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.  2012-2 (ASU 2012-2), Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update is also intended to improve the consistency in impairment testing guidance among long-lived asset categories. Previous guidance required an entity to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount at least on an annual basis. If the carrying amount exceeded its fair value, an entity needed to recognize an impairment loss in the amount of the excess. The amendment to this update allows an entity to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment will determine whether it is necessary to perform quantitative impairment tests. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted for impairment tests performed as of July 27, 2012. The Company believes the adoption of ASU 2012-2 will not have a material impact on its financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities,  where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for the Company on July 1, 2013. The Company believes the adoption of ASU 2011-11 will not have a material impact on its financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Table of Contents	-34-

NOTE 5- ACCOUNT RECEIVABLES

Accounts Receivables, less reserves consists of the following at September 30, 2009 and 2008:

	2009	2008
Trade receivables	$10,224	$29,957
Less: reserves	–	–
Total receivables	$10,224	$29,957

On September 7, 2005, we entered into a factoring agreement with United Capital Funding (UCF) of Florida. UCF is a specialized financial services firm offering Accounts Receivable Management and working capital funding via factoring. We expect to improve our cash flow with this arrangement.

Under the arrangement, we sell to UCF as absolute owner, invoices that we submit to UCF to be factored. Upon purchase, UCF assumes the risk of non-payment on purchased invoices, so long as the cause of non-payment is solely due to the occurrence of an insolvency event. As collateral securing the obligations, we grant UCF a continuing first priority security interest in all accounts and related inventory. Notwithstanding the creation of the above security interest, our relationship with UCF is one of Seller and Purchaser of accounts, and not that of lender and borrower. However, as there is certain recourse for non-payment, the accounts receivable are recorded at the estimated realizable value, net of allowances and the net advanced amount from UCF is recorded as an obligation at the end of fiscal 2009 and 2008. The initial and periodic factoring fee is .45% of the face amount of factored invoices. The factoring period is five days and the purchase price is 80% of the face amount, excluding sales tax.

UCF typically advances to us 80% of the total amount of invoices factored, excluding sales tax. UCF retains 20% of the outstanding factored invoices as a reserve, which it holds until the customer pays the factored invoice to UCF.

NOTE 6- INVENTORY

Inventory, net consists of the following at September 30, 2009 and 2008:

	2009	2008

Inventory, gross	$-	$660
Less: reserve for obsolescence	–	–
Inventory, net	$-	$660

Table of Contents	-35-

NOTE 7- DISPUTED ACCRUED EXPENSES – RELATED PARTY

Disputed accrued expenses from related parties consist of the following at September 30, 2009 and 2008:

	2009	2008

Disputed salaries & vacation pay - current management and staff	$992,704	$786,653
Disputed salaries & vacation pay - former employee	20,256	29,375
Disputed payroll taxes for back pay	82,971	62,224
Disputed interest expense	191,215	178,490
Total Disputed Accrued Expenses – Related Party	$1,287,146	$1,056,742

NOTE 8 – NOTES PAYABLE

As of September 30, 2009 and 2008, all long-term debt consisted of the following notes payable:

	2009	2008
8% ( 6% in 2006) note payable to an Officer of the Company; principal and interest payable on demand	59,704	97,992
12% note payable; unsecured; payable on demand	11,625	11,625
12% note payable; unsecured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010; with semi- annual interest payments in May and November	175,000	175,000
6% note payable; unsecured; payable on demand	—	3,545
	266,329	308,162
Less:
Current portion of long term debt	(91,329)	(133,162
Discount	(11,180)	(21,500
Beneficial conversion feature	(2,152)	(4,139

Long-term debt, net of current portion	$161,668	$149,361

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

Table of Contents	-36-

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at September 30, 2008 is $97,992 and the note was repaid in the amount of $50,000. The balance of the note at September 30, 2009 is $59,704 and the note was repaid in the amount of $38,288 for the year then ended.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. Since September 30, 2006 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of September 30, 2009 and 2008 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At September 30, 2009 and 2008 this note was in default.

On December 27, 2006, we signed a loan agreement with an employee for $8,000. The loan is unsecured and carries an interest rate of 6%. The note is payable on demand with 30 days prior notice On February 27, 2007 we paid $2,000 towards the principal amount. During September 30, 2009 $3,545 was paid towards the principal amount and the balance was $0 at year end.

The aggregate maturities of long-term debt at September 30, 2009 were as follows:

2010	$175,000
$175,000

Table of Contents	-37-

NOTE 9– COMMITMENT AND CONTINGENCIES

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

Rent expense for the years ended September 30, 2009 and 2008 was approximately $39,000 and $25,000, respectively.

NOTE 10– RELATED PARTY TRANSACTIONS

On July 14, 2008, Mr. Grollman converted approximately $25,000 of his back pay to 5,000,000 shares of our restricted common stock, at the rate of the average market price per share of $0.005.

On July 14, 2008, Mr. Clark converted approximately $25,000 of his back pay to 5,000,000 shares of our restricted common stock, at the rate of the average market price per share of $0.005.

On September 8, 2008, Mr. Clark converted approximately $10,000 of his back pay to 5,000,000 shares of our restricted common stock, at the rate of the average market price per share of $0.002.

During September 30, 2008 the Company issued 281,044 for services provided by the Board of Directors to the Company valued at a weighted trading price of $.02 valued at $3,000.

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.001. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

Table of Contents	-38-

NOTE 11 - EQUITY

As of September 30, 2009 the Company had 165,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

2009

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.0012785. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

2008

In September 30, 2008 the Company issued 15,193,966 common shares at the trading price of the common stock of $0.004146 The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $63,000. The Company also issued 87,078 common shares at a trading price of the common stock of $.0229 and the Company expensed $2,000 for services.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of September 30, 2009. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that were issued to our CEO & CFO on April 11, 2011, valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000 in 2011.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Table of Contents	-39-

NOTE 12 – STOCK-BASED COMPENSATION

Options

The Prior board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. The 2000 Stock Option plan terminated in accordance with the plan provisions on December 1, 2010. The Current Board of Directors did not extend the Stock Option Plan, allowing it to terminate.

Under the 2000 Stock Option Plan, the purchase price must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option), or at least 25% of the fair market value of our common stock at the time the option was granted (if the option is a nonqualified grant), or such higher price as may be determined by the Board of Directors at the time of grant. If however, an incentive stock option was granted to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all our classes of stock, the purchase price of the shares of common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option was granted. As the price of the Company’s common stock was quoted on the OTC Bulletin Board, the fair market value of the common stock underlying options granted under the 2000 Stock Option Plan was the last closing sale price of the common stock on the day the options were granted. If there was no market price for the common stock, then our Board of Directors may, after taking all relevant facts into consideration, determined the fair market value of our common stock.

According to Section 10. Of the agreement captioned “Exercise of Options Upon Termination”

(a)	Subject to Section 10(c), upon the termination of a Grantee’s relationship with the Company and its Subsidiaries, the period during which such Grantee may exercise any outstanding exercisable installments of his Options that were exercisable at the date of termination of his relationship with the Company shall not exceed (i) if such termination is due to death or permanent and total disability, one year from the date of such termination, and (ii) in all other cases, three months (six months for Nonemployee Directors) from the date of such termination, provided, however, that in no event shall the period extend beyond the expiration of the Option term. Notwithstanding the foregoing, all Options shall immediately terminate upon a termination of a Grantee’s employment if the Committee determines, in its sole discretion, that such termination is for Cause.
(b)	In no event shall any Option be exercisable for more than the maximum number of shares that the Grantee was entitled to purchase at the date of termination of the relationship with the Company and its Subsidiaries.
(c)	The Committee may, in its discretion, extend the period of exercisability set forth in clauses (i) and (ii) in paragraph (a) above; provided, however, that such period may not be extended for Options granted to Nonemployee Directors or for ISOs.”

Accordingly, upon termination of employment with the Company, whether through dismissal or resignation, the options granted to former management expired. All remaining options expired three months after the resignation of Mr. Grollman in 2010. Additionally, current management did not extend the options of any prior management.

Table of Contents	-40-

A summary of Options activity for the year ended September 30, 2009 and 2008 is presented below:

	Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2007	7,000,000	4,786,756		0.64-	6.16	$—
Grants		935,000	$			—
Forfeitures		(450,000)		0.64		—
September 30, 2008	—	5,271,756		$0.43	4.75	—
Grants		40,000		.015
Forfeitures		—		—
September 30, 2009	7,000,000	5,311,756		$0.43	3.75	—

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model.

2008

On October 9, 2007, 20,000 options were granted to Greg Szabo, a director, for board services. The grant date fair value of these options was $0.008.  Stock based compensation of $158 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.0212 and vested immediately.

On November 14, 2007, 225,000 options were granted to Graham Clark, a director. The compensation committee as an incentive to retain key staff members approved this grant. The grant date fair value of these options was $0.016.  Stock based compensation of $3,579 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.03 and vested immediately.

On November 14, 2007, 100,000 options were granted to Greg Szabo, a director. The compensation committee approved this grant. The grant date fair value of these options was $0.016.  Stock based compensation of $1,591 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.03 and vested immediately.

Table of Contents	-41-

On November 14, 2007, 100,000 options were granted to Michael Grollman, a director. The compensation committee as an incentive to retain key staff members approved this grant. The grant date fair value of these options was $0.016.  Stock based compensation of $1,591 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.03 and vested immediately. Also, on November 14, 2007, in lieu of taking a larger grant, 450,000 options granted to Michael Grollman on December 1, 2000 at an exercise price of $1.84 were canceled and exchanged for 450,000 options having an exercise price of $0.03.The incremental cost of the modified award recognized in the financial statements was $4,785.

On January 14, 2008, 20,000 options were granted to Greg Szabo, a director, for board services. The grant date fair value of these options was $0.0189.  Stock based compensation of $379 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.019 and vested immediately.

On April 11, 2008, 20,000 options were granted to Greg Szabo, a director, for board services. The grant date fair value of these options was $0.0118.  Stock based compensation of $236 was recognized in the financial statements using the Black-Scholes option pricing model value on the grant date. The options have a life of ten years, an exercise price of $0.016 and vested immediately.

The following inputs and assumptions were used in the option-pricing model:

2008

Risk - free interest rate	2.66% to 4.23%
Expected life (years)	5
Expected volatility	116.0% to 126.6%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.0157

During the year ended September 30, 2009 and 2008, no options were exercised and in year ended September 30, 2009 40,000 options were granted.

Table of Contents	-42-

Warrants

During the year ended September 30, 2009, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

A summary of warrant activity for the year ended September 30, 2009 and 2008 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2007	17,714,197	$.17	$1.56	$—
Grants	—	—
Expired	(135,000)	—
September 30, 2008	17,579,197	$0.18	.46	—
Grants	—	—
Expired	(15,270,700)	—
September 30, 2009	2,308,497	$0.10	$1.58	$—

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model.

2009

On April 1, 2009, warrants previously issued to purchase 15,270,700 shares of common stock with an exercise price of $0.11 expired.

2008

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

Table of Contents	-43-

The following assumptions were utilized to value warrants during the fiscal year ended September 30, 2008:

2008

Risk - free interest rate	2.36%
Expected life (years)	1
Expected volatility	228.0%
Expected dividends	None
Forfeitures assumed	None
Weighted average grant date fair value	$0.0037

Currently all warrants and options issued have expired as of the filing of this 10K.

Stock Option Plan

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. The 2000 Stock Option plan terminated in accordance with the plan provisions on December 1, 2010. The Current Board of Directors did not extend the Stock Option Plan, allowing it to terminate.

Table of Contents	-44-

NOTE 13 INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2009 and 2008 consist of the following:

	September 30,
	2009	2008
Current:
Federal	$0	$0
State	0	0
	$0	$0

Deferred:
Federal	$8,245,770	$6,948,525
State	22,326	209,859
	8,268,096	7,158,384
Valuation allowance	(8,268,096)	(7,158,384)
Provision benefit for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2009	2008
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0	9.0
Valuation allowance	(43.0)	(43.0)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2009	2008
Net operating loss carryforward	$24,274,592	$24,026,525
Valuation allowance	(24,274,592)	(24,026,525)
Deferred income tax asset	$—	$—

Table of Contents	-45-

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

Table of Contents	-46-

NOTE 14– SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, Management has evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

2013

In October, 2012 the Company issued 137,500 common shares for $46,000 and issued 10,000 common stock in conjunction with the sale of medical software.

In December 6, 2012 the Company issued 500,000 common shares for the acquisition of CipherSmith software, issued 200,000 common shares for the sale of medical software, and 15,000 common stock for $3,000 in cash.

In January 22, 2013 the Company issued 200,000 common shares for the acquisition of CipherSmith software.

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

The Company issued 250,000 in common stock for $25,000 in cash.

2010

No common stock was issued.

Table of Contents	-47-

Software asset purchases:

On June 22, 2012

The Company acquired Doctors Network of America in Flowood, Mississippi for 500,000 common shares and the acquisition was valued at $10,000.

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

Table of Contents	-48-

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.
3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.
4.	Cloud-MDs will acquire the assets of Krooss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Krooss and Marie Krooss (collectively “Ownership”) of Krooss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:
a.	Current Ownership will remain in their current roles at Krooss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.
b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Krooss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.

d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

Table of Contents	-49-

5.	The acquired assets and customer base of Krooss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.
6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Krooss Medical management Systems, LLC.
7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.
9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.
b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
iv.	DNA takes 1st support call on all software licenses it sells
v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

c.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Krooss Medical Management Systems, LLC employees. All employees of Krooss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.
11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

Table of Contents	-50-

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

2.4. Principal Conditions and Consideration. Subject to all of the terms and conditions set forth in this Agreement, and in consideration of the sale, assignment, transfer and delivery of the Purchased Assets by Licensor to Licensee, as of the Effective Date of this agreement Licensee and Licensor agree to the following (the "Purchase Consideration"):

a)	MediSouth will provide Cloud-MD with the software source code for the License, expertise to install and integrate the License into Cloud-MD product offerings and deliver the MediSouth software source code to Cloud-MD.
b)	For as long as Licensee makes use of the License, Licensor agrees to provide Licensee with all software updates for the License within 5 working days of Licensor implementing those same software updates in its own production version of the License.
c)	Licensor agrees that Licensee shall have the right to modify the software contained in the License to meet Licensee's operational needs.
d)	Cloud-MD shall provide back to MediSouth, with the permission of each affected Cloud-MD client, the de-identified purchasing data it collects as a result of Cloud-MD clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of non-diluteable, Class 144, Cloud-MD stock with a one (1) year trading restriction if this agreement is executed prior to Licensee's planned stock roll-back. If this agreement is executed after the Licensee's stock roll-back, the stock award shall equal $300,000/then current share price of Licensee's publicly traded stock. MediSouth shall complete the Subscription Agreement.
f)	MediSouth will grant Cloud-MD all necessary rights to use the License and related patents and those rights shall be transferable to any Licensee who may purchase Cloud-MD and its assets.
g)	In the event that Cloud-MD is acquired by another entity, the use of the License shall transfer to the acquiring entity with the provision that the License may be used only within the Cloud-MD software application as it was used at the time of the acquisition.
h)	Other than 2.4.g above, Cloud-MD may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from Cloud-MD products in which the License is embedded.

Table of Contents	-51-

i)	If from the Effective Date of this agreement through the end of the 1st year following the Permanent Transfer, Licensee discovers any misrepresentations on the part of Licensor to Licensee or Licensor, Licensee or Licensor will have the right to dissolve this agreement. Should this occur, Licensor will be required to forfeit the stock awarded to it as described in item 2.4.e above with that stock having an established per share value equal to the value of a share of Licensee's stock as officially recorded on the date of Licensee's stock rollback and any assets from the original acquisition that still remain under the control of Licensee will be returned to Licensor and in their then current condition or status and both parties will exit the relationship holding each other harmless in all matters.
j)	Licensor agrees to provide a software device in the licensed software that will offer an automatic logon from Licensee's software.
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
4. Par level/reorder tracking
5. RX expiration tracking
6. Auto supply re-ordering from a practices established suppliers

Table of Contents	-53-	F-28

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

On November 21, 2012

The Company through a comprehensive agreement with CipherSmith, LLC, has purchased a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks,, service marks, internet domain names or world wide web URS. This security software will be part of its ever expanding Cloud-MD Office product suite.

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

November 21, 2012
Fair Value of Consideration:
Common Stock (800,000 common shares valued at $.018)	$14,400
Total Purchase Price	$14,400

Fair Value of Assets acquired:
Assets:
Software source code and security software	$14,400
Fair value of total assets	$14,400

Table of Contents	-54-	F-29

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
(b)	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

Table of Contents	-55-

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2009.

The Company’s material weaknesses in financial reporting were:

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2010 through and 2012.

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	-56-

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	-57-

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

Table of Contents	-58-

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

Table of Contents	-59-

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2009, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely,

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2009, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2009 and 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michal Grollman Chairman of the Board Chief Executive Officer, Principal Accountant,	2008 2009	180,000 180,000	- -	25,000 15,400	- -	- -	- -	- -	205,000 195,400
Graham L. Clark Chief Operation Officer	2008 2009	150,000 150,000		35,000 12,400					185,000 162,400

Table of Contents	-60-

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of September 30, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael Grollman	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Graham Clark	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Table of Contents	-61-

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Grollman	2009 and 2008

Graham Clark	2009 and 2008

2009 and 2008 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
Michael Grollman	2009 and 2008

Graham Clark	2009 and 2008

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
Michael Grollman	2009 and 2008

Graham Clark	2009 and 2008

2009 and 2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Grollman	-	-	-	-	-	-	-
Gregory Szabo 2008	2,000	5,000	0	0	0	0	7,000
Graham Clark	-	-	-	-	-	-	-

* Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

Table of Contents	-62-

2009 and 2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans	Severance Payments Accruals ($)	Change in Control Payments/ Accruals ($)	Total ($)
Michael Grollman	2009 and 2008
Graham Clark	2009 and 2008

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning / Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
Michael Grollman	2009 and 2008
Graham Clark	2009 and 2008

2009 AND 2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Michael Grollman
Graham Clark

Employment Contracts

All Employment agreements have expired.

Compensation of Directors

We paid $7,000 to currently provide our directors with cash and stock compensation for fiscal year ended September 30, 2008 but paid $0.00 for 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of January 31, 2013 based on 211,276,212 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Table of Contents	-63-

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Michael De La Garza(1) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	40,000,000	18.93%
Pamela Thompson(2) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	5,000,000	2.36%
All Officers and Directors	Common Stock	45,000,000	21.29%
As a Group (2 persons)	Common Stock	45,000,000	21.29%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Pamela Thompson does not have beneficial ownership to the stock issued to her; those shares are held in an irrevocable trust for the benefit of her minor children, that she does not have control or voting control of those shares.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 650,000,000 shares of common stock, $0.01 par value, of which 165,276,879 common shares were issued and outstanding as of September 30, 2009.

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

Table of Contents	-64-

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of September 30, 2009. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

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

Table of Contents	-65-

Transfer Agent

On August 31, 2011, the Company engaged Pacific Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number are as follows: Pacific Stock Transfer, 4045 South Spencer #403, Las Vegas, NV 89119 - (702) 361-3033.

Table of Contents	-66-

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

During September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.001. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for the audit of the Company’s annual financial statements for fiscal year ended September 30, 2009 and 2008 was approximately $20,000.

Audit-Related Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2009 and 2008, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2009, and 2008 were $0, and $0, respectively.

All Other Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2009, and 2008 approximated $0 and $0, respectively.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

Table of Contents	-67-

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

Table of Contents	-68-

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: February 26, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: February 26, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 26, 2013	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: February 26, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Director

Table of Contents	-69-

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULES 13A-14 AND 15D-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Michael De La Garza, certify that:

1.	I have reviewed this annual report on Form 10-K of Cloud Medical Doctor Software Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements,and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4.	The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
Table of Contents	-70-

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

By /s/ Michael De La Garza

Michael De La Garza

Chairman, Chief Executive Officer, President

February 26, 2013

Table of Contents	-71-

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULES 13A-14 AND 15D-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Pamela Thompson, certify that:

1.	I have reviewed this annual report on Form 10-K of Cloud Medical Doctor Software Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements,and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4.	The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
Table of Contents	-72-

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

By /s/ Pamela Thompson

Pamela Thompson

Chief Financial Officer, Secretary, Treasurer

February 26, 2013

Table of Contents	-73-

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cloud Medical Doctor Software Corporation (the “Company”) on Form 10-K for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael De La Garza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Michael De La Garza

Michael De La Garza

Chairmen, Chief Executive Officer, President

February 26, 2013

Table of Contents	-74-

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cloud Environmental Services, Inc, (the “Company”) on Form 10-K for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Pamela Thompson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Pamela Thompson

Pamela Thompson

Chief Financial officer, Secretary, Treasurer

February 26, 2013