Form 10-Q
period 2009-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-03-04
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  [ ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common stock, $0.01 par value	213,038,712

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Table of Contents	-2-

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

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEET
	(Unaudited)
	December 31,	September 30,
	2009	2009

ASSETS
Cash	$935	$12,434
Account receivables, net	4,680	10,224
Total current assets	5,615	22,658

Deposit	—	—
Deferred offering costs, net	4,000	5,200
TOTAL ASSETS	$9,615	$27,858

LIABILITIES AND SHAREHOLDERS DEFICIT
Account payables	$193,443	$192,507
Disputed accrued expenses - related party	1,266,515	1,287,146
Accrued interest	28,736	24,269
Notes payable - related party	91,329	91,329
Total current liabilities	1,580,024	1,595,251

Convertible note payable - less discount of $10,256 and $13,332	164,744	161,668
TOTAL LIABILITIES	1,744,768	1,756,920

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $.010 par value, 4,000,000 shares authorized; none issued and outstanding as of September 30, 2009 and 2008, respectively	—	—
Common stock, $.01 par value, 187,000,000 shares authorized; 165,276,879 issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	1,652,769	1,652,769
Additional paid in capital	22,434,427	22,434,427
Accumulated deficit	(25,822,348)	(25,816,256)
Total stockholders' deficit	(1,735,153)	(1,729,061)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,615	$27,858

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	December 31,
	2009	2008

Revenue	$57,102	$164,914
Total	57,102	164,914

COST OF SALES	23,929	93,057

GROSS PROFITS	33,173	71,857

OPERATING EXPENSES:
General and administrative	30,451	146,359
Total operating expenses	30,451	146,359
OPERATING LOSS	2,722	(74,502)

OTHER (INCOME) AND EXPENSES
Interest expense	8,814	12,045
Interest income	—	(30)
Total other (income) expense	8,814	12,015

NET LOSS	$(6,092)	$(86,517)

NET LOSS PER COMMON SHARE:
Basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	165,276,879	146,896,444

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-5-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED

	December 31,
	2009	2008

Net loss	$(6,092)	$(86,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	1,200	1,200
Amortization of debt discount	2,580	2,580
Amortization of beneficial conversion feature	496	496
Changes in operating assets and liabilities:
Inventory	—	(1,416)
Account receivables	5,545	7,604
Deposits	—	(496)
Accounts payable and accrued expenses	(15,228)	104,939
Net cash (used in) provided by operating activities	(11,499)	28,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(26,056)
Net cash (used in) financing activities	—	(26,056)

INCREASE (DECREASE) IN CASH	(11,499)	2,334
CASH, BEGINNING OF PERIOD	12,434	7,602
CASH, END OF PERIOD	$935	$9,936

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$—	$7,000
Taxes paid	$—	$—
Conversion of accounts payable and accrued expenses for equity	$—	$25,000

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements.

Table of Contents	-6-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, decided to discontinue the operations and wind down the operation of the Company and operate the Company assets in a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC was to pay the Company 2% of revenues and $100,000. Since Mr. Grollman nor NSC Labs, LLC never paid consideration for this transaction the transaction has not been recorded in the accounting records of the Company.

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2009 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2009 included within its Form 10-K as filed with the Securities and Exchange Commission.

Table of Contents	-8-

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company had no charge offs for quarter ended December 31 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Table of Contents	-9-

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Table of Contents	-10-

The three-level hierarchy for fair value measurements is defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Reclassification of Prior Year Amounts

Certain amounts in the prior comparative period may have been reclassified for consistency of presentation with the current period.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended December 31, 2009 of $6,092, an accumulated deficit of $25,822,348, cash flows used in operating activities of $11,499 and needs additional cash to maintain its operations.

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

NOTE 4- ACCOUNT RECEIVABLES

Accounts receivables consist of the following at December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009

Trade receivables	$4,680	$10,224
Less: reserves	—	—
Total receivables	$4,680	$10,224

Table of Contents	-11-

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

Table of Contents	-12-

NOTE 5- DISPUTED ACCRUED EXPENSES – RELATED PARTY

Disputed accrued expenses from related parties consist of the following at December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009

Disputed salaries & vacation pay - current management and staff	$970,345	$992,704
Disputed salaries & vacation pay - former employee	20,256	20,256
Disputed payroll taxes for back pay	84,700	82,971
Disputed interest expense	191,214	191,215
Total Disputed Accrued Expenses – Related Party	$1,266,515	$1,287,146

Table of Contents	-13-

NOTE 6 – NOTES PAYABLE

All long-term debt consisted of the following notes payable as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
8% ( 6% in 2006) note payable to an Officer of the Company; principal and interest payable on demand	$59,704	$59,704

Non- interest bearing note payable; unsecured; payable on demand
12% note payable; unsecured; payable on demand	11,625	11,625
12% note payable; unsecured; payable on demand	20,000	20,000
8% note payable; unsecured; principal payable in full in November 2010;with semi- annual interest payments in May and November	175,000	175,000
	266,329	266,329
Less:
Current portion of long term debt	(91,329)	(91,329)
Discount	(8,600)	(11,180)
Beneficial conversion feature	(1,656)	(2,152)
Long-term debt, net of current portion	$164,744	$161,668

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

Table of Contents	-14-

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at December 31, 2009 is $59,704 and the note was repaid in the amount of $38,288 during the fiscal year ended September 30, 2009.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. Since September 30, 2006 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of September 30, 2009 and December 31, 2009 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. As of September 30, 2009 and December 31, 2009 this note was in default.

Table of Contents	-15-

NOTE 7– COMMITMENT AND CONTINGENCIES

On August 27, 2004 the Company signed a twenty-six month non-cancelable operating lease agreement for an office in Scottsdale, Arizona. The lease for the Scottsdale facility expired October 31, 2006. On October 20, 2006 NSC executed a lease for 1,601 square feet of office/warehouse space at 8361 E. Evans Road, Suite 106 Scottsdale, Arizona 85260. The lease for this Scottsdale facility commenced on November 1, 2006 and expires October 31, 2008 and is at a base rental rate of $1,963 per month for the first twelve months and $ 2,028 per month for the final twelve months. In 2010 the Company lease was on a month to month basis.

NOTE 8– RELATED PARTY TRANSACTIONS

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.001. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

NOTE 9 - EQUITY

As of December 31, 2009 the Company had 165,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

2009

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.001. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

2010

No common stock was issued.

Table of Contents	-16-

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of December 31, 2009. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000 in 2011.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.

Table of Contents	-17-

NOTE 10 – STOCK-BASED COMPENSATION

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

According to Section 10. Of the agreement captioned “Exercise of Options Upon Termination”

“(a)   Subject to Section 10(c), upon the termination of a Grantee’s relationship with the Company and its Subsidiaries, the period during which such Grantee may exercise any outstanding exercisable installments of his Options that were exercisable at the date of termination of his relationship with the Company shall not exceed (i) if such termination is due to death or permanent and total disability, one year from the date of such termination, and (ii) in all other cases, three months (six months for Nonemployee Directors) from the date of such termination, provided, however, that in no event shall the period extend beyond the expiration of the Option term. Notwithstanding the foregoing, all Options shall immediately terminate upon a termination of a Grantee’s employment if the Committee determines, in its sole discretion, that such termination is for Cause.

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

Table of Contents	-18-

A summary of Options activity for the three months ended December 31, 2009 and 2008 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	7,000,000	5,271,756	0.43	4.75	$—
Grants		40,000	$0.15		—
Forfeitures		—			—
September 30, 2009	—	5,311,756	$0.43	3.75	—
Grants		—	—
Forfeitures		(5,311,756)	.64
December 31, 2009	7,000,000	—	$—	—	—

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

During the three months ended December 31, 2009, no options were exercised.

Warrants

During the three months ended December 31, 2009, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Table of Contents	-19-

Summary of warrant activity for the three months ended December 31, 2009 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	17,579,197	$.10	$1.58	$—
Grants	—	—
Expired	(15,270,700)	—
September 30, 2009	2,308,497	$0.10	1.58	—
Grants	—	—
Expired	—
December 31, 2009	2,308,497	$0.10	$1.58	$—

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

In January 22, 2013 the Company issued 200,000 common shares for the acquisition of CipherSmith software.

Table of Contents	-20-

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

Table of Contents	-21-

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.
3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.
4.	Cloud-MDs will acquire the assets of Krooss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Krooss and Marie Krooss (collectively “Ownership”) of Krooss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

a.	Current Ownership will remain in their current roles at Krooss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.
b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:
i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Krooss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.
d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.
5.	The acquired assets and customer base of Krooss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.
6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Krooss Medical management Systems, LLC.

Table of Contents	-22-

7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.
9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.
b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
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

2.4. Principal Conditions and Consideration. Subject to all of the terms and conditions set forth in this Agreement, and in consideration of the sale, assignment, transfer and delivery of the Purchased Assets by Licensor to Licensee, as of the Effective Date of this agreement Licensee and Licensor agree to the following (the "Purchase Consideration"):

a)	MediSouth will provide Cloud-MD with the software source code for the License, expertise to install and integrate the License into Cloud-MD product offerings and deliver the MediSouth software source code to Cloud-MD.
b)	For as long as Licensee makes use of the License, Licensor agrees to provide Licensee with all software updates for the License within 5 working days of Licensor implementing those same software updates in its own production version of the License.
c)	Licensor agrees that Licensee shall have the right to modify the software contained in the License to meet Licensee's operational needs.
d)	Cloud-MD shall provide back to MediSouth, with the permission of each affected Cloud-MD client, the de-identified purchasing data it collects as a result of Cloud-MD clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of non-diluteable, Class 144, Cloud-MD stock with a one (1) year trading restriction if this agreement is executed prior to Licensee's planned stock roll-back. If this agreement is executed after the Licensee's stock roll-back, the stock award shall equal $300,000 the current share price of Licensee's publicly traded stock. MediSouth shall complete the Subscription Agreement.
f)	MediSouth will grant Cloud-MD all necessary rights to use the License and related patents and those rights shall be transferable to any Licensee who may purchase Cloud-MD and its assets.
g)	In the event that Cloud-MD is acquired by another entity, the use of the License shall transfer to the acquiring entity with the provision that the License may be used only within the Cloud-MD software application as it was used at the time of the acquisition.

Table of Contents	-24-

h)	Other than 2.4.g above, Cloud-MD may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from Cloud-MD products in which the License is embedded.
i)	If from the Effective Date of this agreement through the end of the 1st year following the Permanent Transfer, Licensee discovers any misrepresentations on the part of Licensor to Licensee or Licensor, Licensee or Licensor will have the right to dissolve this agreement. Should this occur, Licensor will be required to forfeit the stock awarded to it as described in item 2.4.e above with that stock having an established per share value equal to the value of a share of Licensee's stock as officially recorded on the date of Licensee's stock rollback and any assets from the original acquisition that still remain under the control of Licensee will be returned to Licensor and in their then current condition or status and both parties will exit the relationship holding each other harmless in all matters.
j)	Licensor agrees to provide a software device in the licensed software that will offer an automatic logon from Licensee's software.
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
4. Par level/reorder tracking
5. RX expiration tracking
6. Auto supply re-ordering from a practices established suppliers

Table of Contents	-25-

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

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, decided to discontinue and wind down the operations of the Company and operate the Company assets in a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC was to pay the Company 2% of revenues and $100,000. Mr. Grollman nor NSC Labs, LLC never paid consideration for this transaction.

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

Table of Contents	-28-

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

Table of Contents	-29-

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

Table of Contents	-30-

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

Table of Contents	-31-

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

Results of Operations for the Three Months ended December 31, 2009 and December 31, 2008

Revenues decreased to $57,102 from $164,914 for the three months ended December 31, 2009 and 2008 respectively. This decrease is primarily attributable to a decrease in sales resulting from the recession. Cost of goods sold decreased to $23,929 from $93,057 for the three months ended December 31, 2009 and 2008, respectively. Our cost of goods sold is directly related to the decrease in revenue.

General and administrative expense decreased to $30,451 from $146,359 for the three months ended December 31, 2009 and 2008, respectively. The decrease in general and administrative expense was related to the decrease in research and development costs of the Company.

Interest Expense decreased to $8,814 from $12,045 for the three months ended December 31, 2009 and 2008, respectively. Interest expense also includes amortization of the discount related to the beneficial conversion feature pertaining to the convertible note.

Net loss for the three months ended December 31, 2009 and 2008 decreased to $6,092 from $86,517 respectively.

Liquidity and Capital Resources

 The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704 , one convertible note with an investor relationship with Strategic Working Capital Fund, LP $164,744 net of discount and beneficial conversion feature of $10,256 with a total balance due of $175,000, and three notes with shareholders of $31,470.

Our cash (used in) provided by operating activities were ($11,499) and $28,390 for the three months ended December 31, 2009 and 2008, respectively. The decrease in cash flows provided by operations was primarily attributable to the decreases in amounts payable, in 2009 as compared to the 2008 period. As described below, the funds generated by allowing accounts payable to age were used to partially repay related party debt.

Cash (used in) financing activities was $0 and ($26,056) for the three months ended December 31, 2009 and 2008, respectively. We repaid related party notes of $0 compared to $26,056.

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

Table of Contents	-32-

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

Table of Contents	-33-

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2009. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2010 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-34-

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting the Company, our common stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2008 during our three months ended December 31, 2009.

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

In January 22, 2013 the Company issued 200,000 common shares for the acquisition of CipherSmith software.

Table of Contents	-35-

2012

During the ten months ended July 31, 2012 the Company issued 30,000,000 common shares for there the reduction of debt from our CEO and reduced debt of the company by $4,296,000. The Company also issued 19,000 common shares for services rendered by professionals and recorded the expenses based upon the trading price of the common shares of $0.0102 and expensed $204 as consulting fees. The Company issued 706,333 common shares to third parties that have purchased our medical billing software at the trading price of the common stock of $0.0160 and recorded a revenue contra account of $10,401.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2009.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-36-

ITEM 6.  EXHIBITS

Exhibits filed herein for December 31, 2009

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

Registrant Date: March 4,2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: March 4, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-38-

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Michael De La Garza certify that:

1.	I have reviewed this Quarterly report on Form 10-Q of Cloud Medical Doctor Software Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: March 4, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer,)

Table of Contents	-39-

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Pamela Thompson certify that:

1.	I have reviewed this Quarterly report on Form 10-Q of Cloud Medical Doctor Software Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: March 4, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer
Table of Contents	-40-

 Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael De La Garza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: March 4, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Table of Contents	-41-

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pamela Thompson, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: March 4, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-42-