Form 10-Q
period 2010-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-03-21
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  [ ]  No  [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2013
Common stock, $0.01 par value	213,938,712
Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Table of Contents	-2-

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS

	(Unaudited)
	March 31, 2010	September 30, 2009

ASSETS
Current Assets:
Net assets of discontinued operations	$4,997	$27,858
TOTAL ASSETS	$4,997	$27,858

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities:
Net liabilities of discontinued operations	1,752,374	1,756,919
Total current liabilities	1,752,374	1,756,919
	—	—
TOTAL LIABILITIES	1,752,374	1,756,919

CONTINGENCIES AND COMMITMENTS	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value, 4,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	—	—
Common stock, $0.01 par value, 187,000,000 shares authorized; 165,276,879 issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	1,652,769	1,652,769
Additional paid in capital	22,434,428	22,434,427
Accumulated deficit	(25,834,574)	(25,816,256)
Total stockholders' deficit	(1,747,377)	(1,729,061)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,997	$27,858

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

OPERATING EXPENSES:
Total operating expenses	—	—	—	—

OPERATING LOSS	—	—	—	—

(LOSS) INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS	$—	$—	$—	$—

(LOSS) INCOME FROM CONTINUED OPERATIONS	—	—	—	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(12,224)	(112,139)	(18,318)	(198,656)

NET (LOSS) INCOME	$(12,224)	$(112,139)	$(18,318)	$(198,656)

NET LOSS PER COMMON SHARE:
Basic and diluted:

Continuing operations	$—	$—	$—	$—

Discontinuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET LOSS PER COMMON SHARE:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	165,276,879	165,276,879	165,276,879	155,985,670

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-5-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended
	March 31,
	2010	2009

Net loss	$(18,318)	$(198,656)
Adjustments to reconcile net loss to net cash
from operating activities:
Discontinued operations	18,318	198,656
Changes in operating assets and liabilities:
Net assets of discontinued operations	(10,237)	31,957
Net cash (used in) operating activities	(10,237)	31,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Net financing activities of discontinued operations	—	(39,438)
Net cash provided by financing activities	—	(39,438)

(DECREASE) INCREASE IN CASH	(10,237)	(7,481)
CASH, BEGINNING OF PERIOD	12,434	7,602
CASH, END OF PERIOD	$2,197	$121

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$—	$7,000
Taxes paid	$—	$—
Conversion of accounts payable and accrued expenses for equity	$—	$35,800

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-6-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2009 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2009 included within its Form 10-K as filed with the Securities and Exchange Commission.

Table of Contents	-7-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Table of Contents	-8-

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

Table of Contents	-9-

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the six months ended March 31, 2010 of $18,318, an accumulated deficit of $25,834,574, cash flows used in operating activities of $10,237 and needs additional cash to maintain its operations.

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

NOTE 4- DISCONTINUED OPERATIONS

The Company’s former Board of Directors believed that it was in the best interest of the Company to discontinue the business operation of the GPS operational device business. In 2011, this business was transferred to National Scientific, LLC by prior management in which he was to pay $100,000 for that technology the former officer never paid the required compensation. The Company discontinued these operations and began selling Medical Business Software and is the current operation of the Company.

Accordingly, the Company reclassified the assets, liabilities and operations related to its GPS operational device business as discontinued operations.  Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations of the GPS operational device business as net assets of discontinued operations, net liabilities of discontinued operations and operations from discontinued operations in accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long Lived Assets.

Table of Contents	-10-

Details of those classifications are shown below.

	March 31, 2010	September 30,2009
Net assets of discontinued operations:	(Unaudited)
Cash	$2,197	$12,434
Accounts receivable	—	10,224
Deferred offering costs	2,800	5,200
Net assets of discontinued operations	$4,997	$27,858

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$195,072	$192,507

Disputed salaries & vacation of former officers	968,645	992,704
Disputed salary – former employee	20,256	20,256

Disputed payroll taxes for back pay of former officers	84,701	82,971
Disputed interest	191,348	191,214
Interest expenses	33,203	24,270
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 3/31/2010	175,000	175,000
Note discount	(6,020)	(11,180)
Note beneficial conversion feature	(1,159)	(2,152)
Net liabilities of discontinued operations	$1,752,375	$1,756,919

	Three Months ended March 31,
	2010	2009
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$1,686	$78,344
Cost of sales	1,533	39,679
Operating expenses	3,633	137,943
Interest expense	7,544	11,661
Amortization of deferred financing costs	1,200	1,200

Loss from Discontinued Operations	$12,224	$112,139

Table of Contents	-11-

	Six Months ended March 31,
	2010	2009
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$58,788	$243,259
Cost of sales	25,463	132,736
Operating expenses	32,886	283,102
Interest expense	16,357	12,045
Interest income	—	(30)
Amortization of deferred financing costs	2,400	2,400

Loss from Discontinued Operations	$18,318	$198,656

Commitments and contingencies that were discontinued as a result of the transfer of the assets to National Scientific LLC as follows:

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

Table of Contents	-12-

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at September 30, 2008 is $97,992 and the note was repaid in the amount of $50,000. The balance of the note at March 31, 2010 is $59,704. On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of March 31, 2010 $11,625 of this loan was in default.

Table of Contents	-13-

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At March 31, 2010 this note was in default.

NOTE 5 – COMMITMENT AND CONTINGENCIES

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

NOTE 6– RELATED PARTY TRANSACTIONS

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.0012785. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

NOTE 7- EQUITY

As of March 31, 2010 the Company had 165,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

2010

No common stock was issued.

2009

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.0012785. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

Table of Contents	-14-

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

Table of Contents	-15-

NOTE 8 – STOCK-BASED COMPENSATION

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

Table of Contents	-16-

A summary of Options activity for the six months ended March 31, 2010 and 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	7,000,000	5,271,756	0.43	4.75	$-
Grants		40,000	$0.15		-
Forfeitures		-			-
September 30, 2009	-	5,311,756	$0.43	3.75	-
Grants		-	-
Forfeitures		(5,311,756)-	.64-
March 31, 2010	7,000,000	-	$-	-	-

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

Table of Contents	-17-

Warrants

During the six months ended March 31, 2010, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Summary of warrant activity for the six months ended March 31, 2010 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	17,579,197	$.10	$1.58	$-
Grants	-	-
Expired	(15,270,700)	-
September 30, 2009	2,308,497	$0.10	.58	-
Grants	-	-
Expired		-
March 31, 2010	2,308,497	$0.10	$38	$-

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

Table of Contents	-18-

Stock Option Plan

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. The 2000 Stock Option plan terminates in accordance with the term on December 1, 2010. The Current Board of Directors has not approved nor extended the Stock Option Plan therefore it is terminated.

NOTE 8– SUBSEQUENT EVENTS

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

In August of 2012 the Company issued 100,000 shares to MediSouth LLC for the acquisition of its software. The stock was valued at $2,500 (See MediSouth LLC software acquisition below).

Table of Contents	-19-

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

Table of Contents	-20-

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.
3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.
4.	Cloud-MDs will acquire the assets of Krooss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Krooss and Marie Krooss (collectively “Ownership”) of Krooss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

a.	Current Ownership will remain in their current roles at Krooss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.
b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Krooss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.

d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

Table of Contents	-21-

5.	The acquired assets and customer base of Krooss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.
6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Krooss Medical management Systems, LLC.
7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.
9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.
b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
iv.	DNA takes 1st support call on all software licenses it sells
v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

c.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Krooss Medical Management Systems, LLC employees. All employees of Krooss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.
11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

Table of Contents	-22-

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

2.4. Principal Conditions and Consideration. Subject to all of the terms and conditions set forth in this Agreement, and in consideration of the sale, assignment, transfer and delivery of the Purchased Assets by Licensor to Licensee, as of the Effective Date of this agreement Licensee and Licensor agree to the following (the "Purchase Consideration"):

a)	MediSouth will provide Cloud-MD with the software source code for the License, expertise to install and integrate the License into Cloud-MD product offerings and deliver the MediSouth software source code to Cloud-MD.
b)	For as long as Licensee makes use of the License, Licensor agrees to provide Licensee with all software updates for the License within 5 working days of Licensor implementing those same software updates in its own production version of the License.
c)	Licensor agrees that Licensee shall have the right to modify the software contained in the License to meet Licensee's operational needs.
d)	Cloud-MD shall provide back to MediSouth, with the permission of each affected Cloud-MD client, the de-identified purchasing data it collects as a result of Cloud-MD clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of non-diluteable, Class 144, Cloud-MD stock with a one (1) year trading restriction if this agreement is executed prior to Licensee's planned stock roll-back. If this agreement is executed after the Licensee's stock roll-back, the stock award shall equal $300,000/then current share price of Licensee's publicly traded stock. MediSouth shall complete the Subscription Agreement.

Table of Contents	-23-

f)	MediSouth will grant Cloud-MD all necessary rights to use the License and related patents and those rights shall be transferable to any Licensee who may purchase Cloud-MD and its assets.
g)	In the event that Cloud-MD is acquired by another entity, the use of the License shall transfer to the acquiring entity with the provision that the License may be used only within the Cloud-MD software application as it was used at the time of the acquisition.
h)	Other than 2.4.g above, Cloud-MD may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from Cloud-MD products in which the License is embedded.
i)	If from the Effective Date of this agreement through the end of the 1st year following the Permanent Transfer, Licensee discovers any misrepresentations on the part of Licensor to Licensee or Licensor, Licensee or Licensor will have the right to dissolve this agreement. Should this occur, Licensor will be required to forfeit the stock awarded to it as described in item 2.4.e above with that stock having an established per share value equal to the value of a share of Licensee's stock as officially recorded on the date of Licensee's stock rollback and any assets from the original acquisition that still remain under the control of Licensee will be returned to Licensor and in their then current condition or status and both parties will exit the relationship holding each other harmless in all matters.

j)	Licensor agrees to provide a software device in the licensed software that will offer an automatic logon from Licensee's software.
k)	Licensor agrees to provide software operations, communications and hosting services for the licensed software in same computing facility as Licensee has its operational software until Licensee and Licensor mutually agree that this service is no longer necessary,
1)	Licensee and Licensor agree to execute sales agreements for each other's products and services.
m)	Licensee agrees that if due to Licensee modifications to the Licensed software, data from the modified Licensed software cannot be processed by Licensor, Licensee shall provide data in original Licensed software format and make that data available to Licensor as in 2.4.d.
n)	Licensee shall have the right to copy and use all forms of documentation, marketing information and data related to the License.
o)	Licensee shall have the right to brand the License with a product name selected by the Licensee and Licensor.
p)	Licensor shall change the appearance of the License's end-user computer display screens to match the appearance of the Licensee's computer application's end-user computer displays, including the branding described in 2.4.0 above.
q)	In the event that Licensor should cease doing business, Licensee shall have the right to continue usage of the License and all associated documentation and related marketing material without recourse from Licensor or any entity representing Licensor's interests.
Table of Contents	-24-

r)	The "powered by MediScan" text or graphic must always be displayed on modules and application web pages provided by Licensor.

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

Table of Contents	-25-

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

Table of Contents	-27-

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

Table of Contents	-28-

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

Item 1. Description of Business

Our Current Business of the Company – Cloud Doctor Medical Software

In 2011 Cloud-MD Software Solutions introduced the Cloud-MD Office, a “Cloud Based”, 5010 and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help Independent Physician Practices, New Care Delivery Models (ACO), Healthcare Systems and Billing Services optimize a wide range of business processes resulting in Increased Profits, Higher Quality, Greater Efficiency, Noticeable Cost Reductions and Better Patient Care. Current software product offerings include Practice Management, Electronic Medical Records, Revenue Management, Patient Financial Solutions, Medical and Pharmaceutical Supply Management, Claims Management and PHI Exchange.

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

Table of Contents	-29-

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

Table of Contents	-30-

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

Table of Contents	-31-

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

Table of Contents	-32-

information. We call this mode of operation “near time.” These “near time” products do not incur any special airtime usage charges. As such, they can be significantly cheaper to operate than the cellular or satellite equivalents.

Once the data is transmitted back to the user they can either display the information on our software or on some other computer application.

Results of Operations for the Three and Six Months ended March 31, 2010 and March 31, 2008

We recorded a loss from discontinued operations for the three months ended March 31, 2010 of $12,224 and $112,139 for 2009. We recorded a loss from discontinued operations for the six months ended March 31, 2010 of $18,318 and $198,656 for 2009. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business on February 4, 2010(See “Note 4 - Discontinued Operations” to the accompanying Financial Statements). The Company’s GPS operational device business was its primary operations and only sources of revenues for the six months ended March 31, 2010.

Liquidity and Capital Resources

 The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704 , one convertible note with an investor relationship with Strategic Working Capital Fund, LP$167,821 net of discount and beneficial conversion feature of $7,179 with a total balance due of $175,000, and three notes with shareholders of $31,625. As of March 31, 2010 the Company was in default on all notes since the Company has not paid the required quarterly interest payments.

Our cash provided by (used in) operating activities were ($10,237) and $31,957 for the six months ended March 31, 2010 and 2009, respectively. The decrease in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in amounts payable, in March 31, 2010 as compared to the 2009 period.

Cash (used in) provided by financing activities was $0 and ($39,438) for the six months ended March 31, 2010and 2009, respectively.

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

Table of Contents	-33-

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

Table of Contents	-34-

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2010 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-35-

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2008 during our three months ended March 31, 2010.

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

Table of Contents	-36-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-37-

ITEM 6.  EXHIBITS

Exhibits filed herein for March 31, 2010

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

Table of Contents	-38-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: March 20, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: March 20, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-39-

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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: March 21, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer,)

Table of Contents	-40-

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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant Date: March 21, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-41-

 Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael De La Garza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: March 21, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Table of Contents	-42-

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pamela Thompson, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: March 21, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer