Form 10-Q
period 2010-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-03-21
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  [ ]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2013
Common stock, $0.01 par value	213,938,712
Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Table of Contents	-2-

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS

	(Unaudited)
	June 30, 2010	September 30, 2009

ASSETS
Current Assets:
Net assets of discontinued operations	3,797	$27,858
TOTAL ASSETS	$3,797	$27,858

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Net liabilities of discontinued operations	1,759,918	1,756,919
Total current liabilities	1,759,918	1,756,919

TOTAL LIABILITIES	1,759,918	1,756,919

CONTINGENCIES AND COMMITMENTS	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value, 4,000,000 shares
authorized; none issued and outstanding
as of June 30, 2009 and September 30, 2009, respectively	—	—
Common stock, $0.01 par value, 187,000,000 shares authorized;
165,276,879 and 137,276,879 issued and outstanding
as of June 30, 2009 and September 30, 2009, respectively	1,652,769	1,652,769
Additional paid in capital	22,434,427	22,434,427
Accumulated deficit	(25,843,317)	(25,816,256)
Total stockholders' deficit	(1,756,121)	(1,729,061)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,797	$27,858

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

OPERATING EXPENSES:
Total operating expenses	—	—	—	—
OPERATING LOSS	—	—	—	—

(LOSS) INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS	$—	$—	$—	$—

(LOSS) INCOME FROM CONTINUED OPERATIONS	—	—	—	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(8,744)	(75,292)	(27,061)	(273,947)

NET LOSS	$(8,744)	$(75,292)	$(27,061)	$(273,947)

NET LOSS PER COMMON SHARE:
Basic and diluted:

Continuing operations	$—	$—	$—	$—

Discontinuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	165,276,879	165,276,879	165,276,879	159,082,740

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-5-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended
	June 30,
	2010	2009

Net loss	$(27,061)	$(273,947)
Adjustments to reconcile net loss to net cash
from operating activities:
Discontinued operations	27,061	273,947
Changes in operating assets and liabilities:
Net assets of discontinued operations	(10,237)	36,784
Net cash (used in) provided by operating activities	(10,237)	36,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Net financing activities of discontinued operations	—	(39,907)
Net cash (used in) financing activities	—	(39,907)

(DECREASE) IN CASH	(10,237)	(3,123)
CASH, BEGINNING OF PERIOD	12,434	7,602
CASH, END OF PERIOD	$2,197	$4,479

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$—	$7,000
Taxes paid	$—	$—
Conversion of account payables and accrued expenses for equity	$—	$35,800

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-6-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1- DESCRIPTION OF BUSINESS

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2009 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2009 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Share-Based Compensation

Table of Contents	-8-

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended June 30, 2010 of $27,061, an accumulated deficit of $25,843,317, cash flows used in operating activities of $10,237 and needs additional cash to maintain its operations.

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

Table of Contents	-10-

Details of those classifications are shown below.

	June 30, 2010	September 30, 2009
Net assets of discontinued operations:	(Unaudited)
Cash	$2,197	$12,434
Accounts receivable	—	10,224
Deferred offering costs	1,600	5,200
Net assets of discontinued operations	$3,797	$27,858

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$195,072	$192,507

Disputed salaries & vacation of former officers	968,645	992,704
Disputed salary – former employee	20,256	20,256

Disputed payroll taxes for back pay of former officers	84,701	82,971
Disputed interest	191,348	191,214
Interest expenses	37,670	24,270
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 6/30/2010	175,000	175,000
Note discount	(3,440)	(11,180)
Note beneficial conversion feature	(663)	(2,152)
Net liabilities of discontinued operations	$1,759,918	$1,756,919

Table of Contents	-11-

	Three Months ended June 30,
	2010	2009
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$—	$72,624
Cost of sales	—	28,702
Operating expenses		106,346
Interest expense	7,544	11,668

Amortization of deferred financing costs	1,200	1,200

Income (Loss) from Discontinued Operations	$(8,744)	$(75,292)

	Nine Months ended June 30,
	2010	2009
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$58,788	$315,883
Cost of sales	25,463	161,438
Operating expenses	32,885	389,448
Interest expense	23,901	35,374
Interest income	—	(30)
Amortization of deferred financing costs	3,600	3,600

Loss from Discontinued Operations	$27,061	$273,947

Table of Contents	-12-

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at June 30, 2010 is $59,704. On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of June 30, 2010 and September 30, 2009 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At June 30, 2010 this note was in default.

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

Table of Contents	-14-

NOTE 6– RELATED PARTY TRANSACTIONS

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.0012785. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

NOTE 7 - EQUITY

As of June 30, 2010 the Company had 165,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

2009

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.0012875. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

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

Warrants and Options

All warrants and options issued have expired.

Table of Contents	-15-

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

 According to Section 10. Of the agreement captioned “Exercise of Options Upon Termination”

(a)	Subject to Section 10(c), upon the termination of a Grantee’s relationship with the Company and its Subsidiaries, the period during which such Grantee may exercise any outstanding exercisable installments of his Options that were exercisable at the date of termination of his relationship with the Company shall not exceed (i) if such termination is due to death or permanent and total disability, one year from the date of such termination, and (ii) in all other cases, three months (six months for Nonemployee Directors) from the date of such termination, provided, however, that in no event shall the period extend beyond the expiration of the Option term. Notwithstanding the foregoing, all Options shall immediately terminate upon a termination of a Grantee’s employment if the Committee determines, in its sole discretion, that such termination is for Cause.
(b)	In no event shall any Option be exercisable for more than the maximum number of shares that the Grantee was entitled to purchase at the date of termination of the relationship with the Company and its Subsidiaries.
(c)	The Committee may, in its discretion, extend the period of exercisability set forth in clauses (i) and (ii) in paragraph (a) above; provided, however, that such period may not be extended for Options granted to Nonemployee Directors or for ISOs.”

Table of Contents	-16-

Accordingly, upon termination of employment with the Company, whether through dismissal or resignation, the options granted to former management expired. All remaining options expired three months after the resignation of Mr. Grollman in 2010. Additionally, current management did not extend the options of any prior management.

A summary of Options activity for the nine months ended June 30, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	7,000,000	5,271,756	0.43	4.75	$-
Grants		40,000	$0.15		-
Forfeitures		-			-
September 30, 2009	-	5,311,756	$0.43	3.75	-
Grants		-	-
Forfeitures		(5,311,756)-	.64-
June 30, 2010	7,000,000	-	$-	-	-

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

Table of Contents	-17-

Warrants

During the nine months ended June 30, 2010, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Summary of warrant activity for the nine months ended June 30, 2010 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	17,579,197	$.10	$1.58	$-
Grants	-	-
Expired	(15,270,700)	-
September 30, 2009	2,308,497	$0.10	.58	-
Grants	-	-
Expired		-
June 30, 2010	2,308,497	$0.10	$.38	$-

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

Table of Contents	-18-

NOTE 9– SUBSEQUENT EVENTS

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

Table of Contents	-19-

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

2.4. Principal Conditions and Consideration. Subject to all of the terms and conditions set forth in this Agreement, and in consideration of the sale, assignment, transfer and delivery of the Purchased Assets by Licensor to Licensee, as of the Effective Date of this agreement Licensee and Licensor agree to the following (the "Purchase Consideration"):

Table of Contents	-23-

a)	MediSouth will provide Cloud-MD with the software source code for the License, expertise to install and integrate the License into Cloud-MD product offerings and deliver the MediSouth software source code to Cloud-MD.
b)	For as long as Licensee makes use of the License, Licensor agrees to provide Licensee with all software updates for the License within 5 working days of Licensor implementing those same software updates in its own production version of the License.
c)	Licensor agrees that Licensee shall have the right to modify the software contained in the License to meet Licensee's operational needs.
d)	Cloud-MD shall provide back to MediSouth, with the permission of each affected Cloud-MD client, the de-identified purchasing data it collects as a result of Cloud-MD clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of non-diluteable, Class 144, Cloud-MD stock with a one (1) year trading restriction if this agreement is executed prior to Licensee's planned stock roll-back. If this agreement is executed after the Licensee's stock roll-back, the stock award shall equal $300, OOO/then current share price of Licensee's publicly traded stock. MediSouth shall complete the Subscription Agreement.
f)	MediSouth will grant Cloud-MD all necessary rights to use the License and related patents and those rights shall be transferable to any Licensee who may purchase Cloud-MD and its assets.
g)	In the event that Cloud-MD is acquired by another entity, the use of the License shall transfer to the acquiring entity with the provision that the License may be used only within the Cloud-MD software application as it was used at the time of the acquisition.
h)	Other than 2.4.g above, Cloud-MD may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from Cloud-MD products in which the License is embedded.
i)	If from the Effective Date of this agreement through the end of the 1st year following the Permanent Transfer, Licensee discovers any misrepresentations on the part of Licensor to Licensee or Licensor, Licensee or Licensor will have the right to dissolve this agreement. Should this occur, Licensor will be required to forfeit the stock awarded to it as described in item 2.4.e above with that stock having an established per share value equal to the value of a share of Licensee's stock as officially recorded on the date of Licensee's stock rollback and any assets from the original acquisition that still remain under the control of Licensee will be returned to Licensor and in their then current condition or status and both parties will exit the relationship holding each other harmless in all matters.
j)	Licensor agrees to provide a software device in the licensed software that will offer an automatic logon from Licensee's software.
k)	Licensor agrees to provide software operations, communications and hosting services for the licensed software in same computing facility as Licensee has its operational software until Licensee and Licensor mutually agree that this service is no longer necessary,
1)	Licensee and Licensor agree to execute sales agreements for each other's products and services.
Table of Contents	-24-

m)	Licensee agrees that if due to Licensee modifications to the Licensed software, data from the modified Licensed software cannot be processed by Licensor, Licensee shall provide data in original Licensed software format and make that data available to Licensor as in 2.4.d.
n)	Licensee shall have the right to copy and use all forms of documentation, marketing information and data related to the License.
o)	Licensee shall have the right to brand the License with a product name selected by the Licensee and Licensor.
p)	Licensor shall change the appearance of the License's end-user computer display screens to match the appearance of the Licensee's computer application's end-user computer displays, including the branding described in 2.4.0 above.
q)	In the event that Licensor should cease doing business, Licensee shall have the right to continue usage of the License and all associated documentation and related marketing material without recourse from Licensor or any entity representing Licensor's interests.
r)	The "powered by MediScan" text or graphic must always be displayed on modules and application web pages provided by Licensor.

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

Table of Contents	-25-

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

Discontinued Operations of the Business February 4, 2010

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

Table of Contents	-30-

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

Once the data is transmitted back to the user they can either display the information on our software or on some other computer application.

Table of Contents	-31-

Results of Operations for the Three and Nine months ended June 30, 2010 and June 30, 2009

We recorded a income (loss) from discontinued operations for the three months ended June 30, 2010 of $8,744 and $75,292 for 2009. We recorded a loss from discontinued operations for the nine months ended June 30, 2010 of $27,061 and $273,947 for 2009. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February, 2010 (See “Note 4 - Discontinued Operations” to the accompanying Financial Statements).   The Company’s GPS operational device business was its primary operations and only sources of revenues for the year ended September 30, 2009.

Liquidity and Capital Resources

 The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704 , one convertible note with an investor relationship with Strategic Working Capital Fund, LP$170,897 net of discount and beneficial conversion feature of $4,103 with a total balance due of $175,000, and three notes with shareholders of $33,551. In June 30, 2010 the Company was in default on the notes since the Company has not paid the required quarterly interest payments.

Our cash provided by (used in) operating activities were ($10,237) and $36,784 for the nine months ended June 30, 2010 and 2009, respectively. The decrease in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in amounts payable, in June 30, 2010 as compared to the 2009 period.

Cash (used in) provided by financing activities was $0 and ($39,907) for the nine months ended June 30, 2010and 2009, respectively.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2010 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-34-

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2009 during our nine months ended June 30, 2010.

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

The Company issued 90,000 common shares for $18,000 in cash.

Table of Contents	-35-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-36-

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2010

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

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael De La Garza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cloud Medical Doctor Software Corporation (the "Company") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pamela Thompson, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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