Form 10-K
period 2010-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-03-28
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  [ ]    No  [x]

Aggregate market value of the voting stock held by non-affiliates: $6,661,688 as based on the closing price of the stock on July 25, 2012. The voting stock held by non-affiliates on that date consisted of 166,542,212 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2013, there were 213,038,712 shares of common stock, par value $0.01, issued and outstanding 4,000,000 shares of preferred stock, par value $0.10.

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 and 2009

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

Table of Contents	-5-

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

Table of Contents	-6-

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

Location Products

Table of Contents	-7-

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

Table of Contents	-8-

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

Our special purpose radios work in a very similar manner to the Wi-Fi radio, except that they can sometimes transmit data over longer distances.

Table of Contents	-9-

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

Once the data is transmitted back to the user they can either display the information on our software or on some other computer application.

Personnel

As of the date of this report, we have six full time employees.

Table of Contents	-10-

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have a net loss for the year ended September 30, 2010 of $57,085, an accumulated deficit at September 30, 2010 of $25,873,341, cash flows used in of $31,518 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Table of Contents	-11-

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

Table of Contents	-12-

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

Item 1A. Risk Factors

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

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	it is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales

Table of Contents	-13-

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

Table of Contents	-14-

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

Table of Contents	-15-

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

ITEM 2. PROPERTIES

The Company leased 1,601 square feet of office space at 8361 E Evans Rd, Suite 106, Scottsdale, Arizona 85260-6951. The lease for the Scottsdale facility expired October 31, 2008 and is at a rental rate of $2,028 per month for the remainder of the lease. The Company was on a month to month basis until January 2010.

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

At September 30, 2010, there were 165,276,879 shares of common stock of Cloud outstanding and there were in excess of 8,000 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cloud’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2010
First Quarter (October – December 2009)	$0.0008	$0.0008
Second Quarter (January – March 2010)	$0.0012	$.0012
Third Quarter (April - June 2010)	$0.0008	$0.0008
Fourth Quarter (July – September 2010)	$0.0004	$0.0004
Fiscal Year 2009
First Quarter (October – December 2008)	$0.0006	$0.002
Second Quarter (January – March 2009)	$0.0006	$0.0006
Third Quarter (April - June 2009)	$0.01	$0.005
Fourth Quarter (July – September 2009)	$0.008	$0.007

On March 7, 2013, the closing bid price of our common stock was $0.04

Table of Contents	-18-

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended September 30, 2010. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Table of Contents	-19-

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of September 30, 2010. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been granted to our CEO & CFO on November 30, 2010 and issued on April 11, 2012 which was valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

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

Table of Contents	-20-

ITEM 6. SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations and Financial Position of NSCT

Years Ended September 30, 2010 and 2009

	September 30,
Operating Data:	2010	2009

Revenue	$—	$—
Operating and Other Expenses	21,964	—
Discontinued operations	35,121	325,172
Net Loss	$(57,085)	$(325,172)

	September 30,
Balance Sheet Data:	2010	2009

Current Assets	$—	$—
Total Assets	2,597	27,858
Current Liabilities	1,788,741	1,756,919
Non-Current Liabilities	—	—
Total Liabilities	1,788,741	1,756,919
Working Capital (Deficit)	(1,788,741)	(1,756,919)
Shareholders’ Equity	$(1,786,145)	$(1,729,061)

Table of Contents	-21-

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

In February 4, 2010 the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operations of the Company's Mobile DVR and Location Products business and operate these remaining Company assets in a Limited Liability Company named NSC Labs, LLC, a company controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC entered into an agreement to pay the Company $100,000 plus 2% of revenues. Since as of this filing neither Mr. Grollman nor NSC Labs, LLC have paid the specified consideration for this transaction the transaction has not been recorded in the accounting records of the Company

In November 19, 2010, the prior management was terminated and new management began working on operations related to the Company’s medical billing software. In fiscal 2011, the year of termination of prior management, new management has deemed that the above transaction transferring prior operations to NSC Labs, LLC was transacted in full and final settlement of the liabilities to former management including those captioned as “disputed accrued expenses – related party” on the Balance Sheet Since the transaction was related to former management who had the ability to affect the terms and outcomes of the liabilities, the transaction has been subsequently recorded as an increase to additional paid in capital.

Table of Contents	-22-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

Table of Contents	-23-

RESULTS OF OPERATIONS FROM DISCONTINUED MOBILE DVR AND LOCATION PRODUCTS BUSINESS

Fiscal Year Ended September 30, 2010, Compared to Fiscal Year Ended September 30, 2009

General and administrative expenses increased to $21,964 from $0 for the years ended September 30, 2010 and 2009, respectively. Our General and administrative expenses is related to the new medical billing company operations.

We recorded a loss from discontinued operations for the year ended September 30, 2010 of $35,121 of $325,172 for year ended September 30, 2009. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 3 - Discontinued Operations” to the accompanying Financial Statements).   The Company’s GPS operational device business was its primary operations and only sources of revenues for the year ended September 30, 2009.

Liquidity and Capital Resources

The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704, one convertible note with an investor relationship with Strategic Working Capital Fund, LP $161,668 net of discount and beneficial conversion feature of $13,332 with a total balance due of $175,000, and three notes with shareholders of $31,625. As of September 30, 2010 the Company was in default on all notes since the Company has not paid the required quarterly interest payments.. In July 2010 our new CEO advanced $21,281.

Our cash (used in) provided by operating activities were ($31,518) and $46,665 for the years ended September 30, 2010 and 2009, respectively. The decrease in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in amounts payable, in 2010 as compared to the 2009 period.

Cash provided by (used in) financing activities was $21,281 and ($41,833) for the years ended September 30, 2010 and 2009, respectively. We received advances from our CEO of $21,281.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	-24-

ITEM 8. FINANCIAL STATEMENTS

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

Table of Contents	-25-	F-1

WILL BE REPLACED WITH NEW OPINION

Table of Contents	-26-	F-2

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS

	September 30,
	2010	2009
ASSETS

Current Assets:
Net assets of discontinued operations	$2,597	$27,858
Total current assets	2,597	27,858
TOTAL ASSETS	$2,597	$27,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Advances from officers	21,281	—
Net liabilities of discontinued operations	1,767,460	1,756,919
Total current liabilities	1,788,741	1,756,919
TOTAL LIABILITIES	1,788,741	1,756,919

CONTINGENCIES AND COMMITMENTS	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $.010 par value, 4,000,000 shares authorized; none issued and outstanding as of September 30, 2010 and 2009, respectively	—	—
Common stock, $.01 par value, 187,000,000 shares authorized; 165,276,879 issued and outstanding as of September 30, 2010 and 2009, respectively	1,652,769	1,652,769
Additional paid in capital	22,434,427	22,434,427
Accumulated deficit	(25,873,341)	(25,816,256)
Total stockholders' deficit	(1,786,145)	(1,729,061)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,597	$27,858

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these financial statements.

Table of Contents	-27-	F-3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS
	Years ended September 30,
	2010	2009
OPERATING EXPENSES:
General and administrative expenses	$21,964	$—
Total operating expenses	21,964	—

OPERATING LOSS	21,964	—

LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(21,964)	—

LOSS FROM CONTINUED OPERATIONS	(21,964)	—

LOSS FROM DISCONTINUED OPERATIONS	(35,121)	(325,172)

NET LOSS INCOME	$(57,085)	$(325,172)

NET LOSS PER COMMON SHARE:
Basic

Continuing operations	$(0.00)	$—

Discontinuing operations	$(0.00)	$(0.00)

Net loss	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	165,276,879	160,644,002

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these financial statements.

Table of Contents	-28-	F-4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

September 30, 2008	137,276,879	$1,372,770	$22,658,682	$(25,491,084)	$(1,459,633)

Options expired	—		19,945		19,945

Common stock issued for back pay of officers	28,000,000	280,000	(244,200)	—	35,800

Net loss				(325,172)	(325,172)

September 30, 2009	165,276,879	$1,652,769	$22,434,427	$(25,816,256)	$(1,729,061)

Net loss				(57,085)	(57,085)

September 30, 2010	165,276,879	$1,652,769	$22,434,427	$(25,873,341)	$(1,786,146)

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these financial statements

Table of Contents	-29-	F-5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2010	2009

Net loss	$(57,085)	$(325,172)
Adjustments to reconcile net loss to net (used in) provided by cash from operating activities:
Discontinued operations	35,121	325,172
Changes in operating assets and liabilities:
Net assets of discontinued operations	(9,554)	46,665
Net cash (used in) provided by operating activities	(31,518)	46,665

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	36,000	—
Repayment to shareholders	(14,719)
Net financing activities of discontinued operations	—	(41,833)
Net cash provided by (used in) financing activities	21,281	(41,833)

(DECREASE) INCREASE IN CASH	(10,237)	4,832
CASH, BEGINNING OF PERIOD	12,434	7,602
CASH, END OF PERIOD	$2,197	$12,434

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$—	$7,000
Taxes paid	$—	$—
Conversion of accounts payable and accrued expenses for equity	$—	$25,800

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1

The accompanying notes are an integral part of these financial statements.

Table of Contents	-30-	F-6

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Table of Contents	-31-	F-7

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the twelve months ended September 30, 2010 of $57,085, an accumulated deficit at September 30, 2010 of $25,873,341, and needs additional cash to maintain its operations.

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

Table of Contents	-32-	F-8

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Table of Contents	-33-	F-9

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

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

Table of Contents	-34-	F-10

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

Table of Contents	-35-	F-11

NOTE 5- DISCONTINUED OPERATIONS

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

Details of those classifications are shown below.

	September 30, 2010	September 30, 2009
Net assets of discontinued operations:	(Unaudited)	(Unaudited)
Cash	$2,197	$12,434
Accounts receivable	—	10,224
Deferred offering costs	400	5,200
Net assets of discontinued operations	$2,597	$27,858

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$195,072	$192,507

Disputed salaries & vacation of former officers	968,645	992,704
Disputed salary – former employee	20,256	20,256

Disputed payroll taxes for back pay of former officers	84,701	82,971
Disputed interest	191,346	191,214
Interest expenses	42,137	24,270
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 9/30/2010	175,000	175,000
Note discount	(860)	(11,180)
Note beneficial conversion feature	(166)	(2,152)
Net liabilities of discontinued operations	$1,767,460	$1,756,919

Table of Contents	-36-	F-12

	Years ended September 30,
	2010	2009
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$58,788	$358,717
Cost of sales	25,462	179,992
Operating expenses	36,485	456,334
Interest expense	31,962	47,593
Interest income	—	(30)

Loss from Discontinued Operations	$35,121	$325,172

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

Under the arrangement, we sell to UCF as absolute owner, invoices that we submit to UCF to be factored. Upon purchase, UCF assumes the risk of non-payment on purchased invoices, so long as the cause of non-payment is solely due to the occurrence of an insolvency event. As collateral securing the obligations, we grant UCF a continuing first priority security interest in all accounts and related inventory. Notwithstanding the creation of the above security interest, our relationship with UCF is one of Seller and Purchaser of accounts, and not that of lender and borrower. However, as there is certain recourse for non-payment, the accounts receivable are recorded at the estimated realizable value, net of allowances and the net advanced amount from UCF is recorded as an obligation at the end of fiscal 2010 and 2009. The initial and periodic factoring fee is .45% of the face amount of factored invoices. The factoring period is five days and the purchase price is 80% of the face amount, excluding sales tax.

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

Table of Contents	-37-	F-13

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at September 30, 2010 is $59,704.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. As of September 30, 2010 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At September 30, 2010 this note was in default.

NOTE 6– COMMITMENT AND CONTINGENCIES

On August 27, 2004 the Company signed a twenty-six month non-cancelable operating lease agreement for an office in Scottsdale, Arizona. The lease for the Scottsdale facility expired October 31, 2006. On October 20, 2006 NSC executed a lease for 1,601 square feet of office/warehouse space at 8361 E. Evans Road, Suite 106 Scottsdale, Arizona 85260. The lease for this Scottsdale facility commenced on November 1, 2006 and expires October 31, 2008 and is at a base rental rate of $1,963 per month for the first twelve months and $ 2,028 per month for the final twelve months. In 2009 and 2010 the Company lease was on a month to month basis.

Rent expense for the years ended September 30, 2010 and 2009 was approximately $7,245and $25,000 respectively

Table of Contents	-38-	F-14

NOTE 7– RELATED PARTY TRANSACTIONS

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.0012785. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

On July 19, 2010 the Company assumed the line of credit of new management from Chase Bank of $36,000 to fund transitional expenses of which $14,719 was repaid with a net advance totaled $21,281.

NOTE 8 - EQUITY

As of September 30, 2010 the Company had 165,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of September 30, 2010. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CF on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Table of Contents	-39-	F-15

NOTE 9 – STOCK-BASED COMPENSATION

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

Table of Contents	-40-	F-16

A summary of Options activity for the year ended September 30, 2010 and 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	7,000,000	5,271,756		0.43	4.75	$—
Grants	40,000	$0.15		—
Forfeitures	—	—
September 30, 2009	—	5,311,756		$0.43	3.75	—
Grants	—	—
Forfeitures	(5,311,756		)	.64-
September 30, 2010	7,000,000	—		$—	—	—

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

Table of Contents	-41-	F-17

Warrants

During the year ended September 30, 2010, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Summary of warrant activity for the year ended September 30, 2010 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	17,579,197	$.10	$1.58	$-
Grants	-	-
Expired	(15,270,700)	-
September 30, 2009	2,308,497	$0.10	.58	-
Grants	-	-
Expired		-
September 30, 2010	2,308,497	$0.10	$.38	$-

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-

Scholes option-pricing model.

Table of Contents	-42-	F-18

Stock Option Plan

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. The 2000 Stock Option plan terminates in accordance with the term on December 1, 2010. The Current Board of Directors has not approved nor extended the Stock Option Plan therefore it is terminated.

NOTE 10 INCOME TAXES

	September 30,
	2010	2009
Current:
Federal	$0	$0
State	0	0
	$0	$0

Deferred:
Federal	$8,264,131	$8,245,770
State	25,445	22,326
	8,289,576	8,268,096
Valuation allowance	(8,289,576)	(8,268,096)
Provision benefit for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2010	2009
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0	9.0
Valuation allowance	(43.0)	(43.0)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2010	2009
Net operating loss carryforward	$25,331,677	$24,274,592
Valuation allowance	(25,331,677)	(24,274,592)
Deferred income tax asset	$-	$-
Table of Contents	-43-	F-19

The Company has a net operating loss carryforward of approximately $25.0 million available to offset future taxable income through 2030. For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

Table of Contents	-44-	F-20

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

Table of Contents	-45-	F-21

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

Table of Contents	-46-	F-22

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.
3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.
4.	Cloud-MDs will acquire the assets of Krooss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Krooss and Marie Krooss (collectively “Ownership”) of Krooss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:
a.	Current Ownership will remain in their current roles at Krooss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.
b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Krooss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.
d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

5.	The acquired assets and customer base of Krooss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.
Table of Contents	-47-	F-23

6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Krooss Medical management Systems, LLC.
7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.
9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.
b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
iv.	DNA takes 1st support call on all software licenses it sells
v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

c.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Krooss Medical Management Systems, LLC employees. All employees of Krooss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.
11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

Table of Contents	-48-	F-24

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

2.4. Principal Conditions and Consideration. Subject to all of the terms and conditions set forth in this Agreement, and in consideration of the sale, assignment, transfer and delivery of the Purchased Assets by Licensor to Licensee, as of the Effective Date of this agreement Licensee and Licensor agree to the following (the "Purchase Consideration"):

a)	MediSouth will provide Cloud-MD with the software source code for the License, expertise to install and integrate the License into Cloud-MD product offerings and deliver the MediSouth software source code to Cloud-MD.
b)	For as long as Licensee makes use of the License, Licensor agrees to provide Licensee with all software updates for the License within 5 working days of Licensor implementing those same software updates in its own production version of the License.
c)	Licensor agrees that Licensee shall have the right to modify the software contained in the License to meet Licensee's operational needs.
d)	Cloud-MD shall provide back to MediSouth, with the permission of each affected Cloud-MD client, the de-identified purchasing data it collects as a result of Cloud-MD clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of non-diluteable, Class 144, Cloud-MD stock with a one (1) year trading restriction if this agreement is executed prior to Licensee's planned stock roll-back. If this agreement is executed after the Licensee's stock roll-back, the stock award shall equal $300,000 then current share price of Licensee's publicly traded stock. MediSouth shall complete the Subscription Agreement.
f)	MediSouth will grant Cloud-MD all necessary rights to use the License and related patents and those rights shall be transferable to any Licensee who may purchase Cloud-MD and its assets.
Table of Contents	-49-	F-25

g)	In the event that Cloud-MD is acquired by another entity, the use of the License shall transfer to the acquiring entity with the provision that the License may be used only within the Cloud-MD software application as it was used at the time of the acquisition.
h)	Other than 2.4.g above, Cloud-MD may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from Cloud-MD products in which the License is embedded.
i)	If from the Effective Date of this agreement through the end of the 1st year following the Permanent Transfer, Licensee discovers any misrepresentations on the part of Licensor to Licensee or Licensor, Licensee or Licensor will have the right to dissolve this agreement. Should this occur, Licensor will be required to forfeit the stock awarded to it as described in item 2.4.e above with that stock having an established per share value equal to the value of a share of Licensee's stock as officially recorded on the date of Licensee's stock rollback and any assets from the original acquisition that still remain under the control of Licensee will be returned to Licensor and in their then current condition or status and both parties will exit the relationship holding each other harmless in all matters.
j)	Licensor agrees to provide a software device in the licenced software that will offer an automatic logon from Licensee's software.
k)	Licensor agrees to provide software operations, communications and hosting services for the licensed software in same computing facility as Licensee has its operational software until Licensee and Licensor mutually agree that this service is no longer necessary,
1)	Licensee and Licensor agree to execute sales agreements for each other's products and services.
m)	Licensee agrees that if due to Licensee modifications to the Licensed software, data from the modified Licensed software cannot be processed by Licensor, Licensee shall provide data in original Licensed software format and make that data available to Licensor as in 2.4.d.
n)	Licensee shall have the right to copy and use all forms of documentation, marketing information and data related to the License.
o)	Licensee shall have the right to brand the License with a product name selected by the Licensee and Licensor.
p)	Licensor shall change the appearance of the License's end-user computer display screens to match the appearance of the Licensee's computer application's end-user computer displays, including the branding described in 2.4.0 above.
q)	In the event that Licensor should cease doing business, Licensee shall have the right to continue usage of the License and all associated documentation and related marketing material without recourse from Licensor or any entity representing Licensor's interests.
r)	The "powered by MediScan" text or graphic must always be displayed on modules and application web pages provided by Licensor.

Table of Contents	-50-	F-26

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

November 21, 2012
Fair Value of Consideration:
Common Stock (800,000 common shares valued at $.018)	$14,400
Total Purchase Price	$14,400
Fair Value of Assets acquired:
Assets:
Software source code and security software	$14,400
Fair value of total assets	$14,400

Table of Contents	-51-	F-27

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

On May 26, 2012, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged S. E. Clark & Company, P.C as its independent registered public accounting firm to audit the Registrant’s financial statements for the fiscal year ended September 30, 2009 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending December 31, 2008 through current.

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
(b)	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

Table of Contents	-52-

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2010.

Table of Contents	-53-

The Company’s material weaknesses in financial reporting were:

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2011 through and 2012.

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	-54-

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

Card Activation Technology Corporation. - President, CEO, Chairman of the Board a gift card technology company- 2008-2009

MedCom USA, Corporation. -President, CEO, Chairman of the Board of a medical software company - 2008-2009

PayMed USA, LLC President and co-founder of a medical software company -2003-2012,

Providers Solution, Corporation. President and co-founder of a medical software company -2000-2012,

Accident and Injury Medical Centers, Corporation, President and co-founder of a medical rehab company 1993-1999

Medical Synergies, Corporation. COO, President, a medical billing company. 1991-1999

The Center’s for Diagnostic Medical Services, Corporation. COO and President, a medical imaging group company 1991-1999

Table of Contents	-55-

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

Table of Contents	-56-

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

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2010, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely.

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

Table of Contents	-57-

ITEM 11. EXECUTIVE COMPENSATION – PAID TO FORMER OFFICERS AND DIRECTORS

Executive Officers and Directors

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2010, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2010 and 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michal Grollman, Chairman of the Board, Chief Executive Officer, Principal Accountant	2009	180,000	-	15,400	-	-	-	-	195,400
	2010	42,176	-	-	-	-	-	-	42,176
Graham L. Clark, Chief Operation Officer	2009	150,000	-	12,400	-	-	-	-	185,000
	2010	-	-	-	-	-	-	-	-

Table of Contents	-58-

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of September 30, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael Grollman	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Graham Clark	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Table of Contents	-59-

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Grollman	2010 and 2009

Graham Clark	2010 and 2009

2010 and 2009 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
Michael Grollman	2010 and 2009

Graham Clark	2010 and 2009

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
Michael Grollman	2010 and 2009

Graham Clark	2010 and 2009

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Grollman	-	-	-	-	-	-	-
Gregory Szabo	-	-	0-	0	0	0	-
Graham Clark	-	-	-	-	-	-	-

* Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

Table of Contents	-60-

2010 and 2009 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments/Accruals ($)	Change in Control Payments/Accruals ($)	Total ($)
Michael Grollman	2010 and 2009
Graham Clark	2010 and 2009

2010 and 2009 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)	Change in Control Payments/Accruals ($)	Total ($)
Michael Grollman	2010 and 2009
Graham Clark	2010 and 2009

2010 AND 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Michael Grollman
Graham Clark

Employment Contracts

All Employment agreements have expired.

Table of Contents	-61-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of February 15, 2013 based on 213,938,712 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael De La Garza(1) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	40,000,000	18.93%

Pamela Thompson(2) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	5,000,000	2.36%
	Common Stock	45,000,000	21.29%
All Officers and Directors As a Group (2 persons)	Common Stock	45,000,000	21.29%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Pamela Thompson does not have beneficial ownership to the stock issued to her; those shares are held in an irrevocable trust for the benefit of her minor children, that she does not have control or voting control of those shares.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Table of Contents	-62-

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 650,000,000 shares of common stock, $0.01 par value, of which 165,276,879 common shares were issued and outstanding as of September 30, 2010.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of September 30, 2010. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired.

Table of Contents	-63-

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

Table of Contents	-64-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.001. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for the audit of the Company’s annual financial statements for fiscal year ended September 30, 2010 and 2009 were approximately $15,000 per year.

Audit-Related Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2010 and 2009, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2010, and 2009 were $0, and $0, respectively.

All Other Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2010, and 2009 approximated $0 and $0, respectively.

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

The Board of Directors pre-approved all fees described above.

Table of Contents	-65-

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

Table of Contents	-66-

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 28, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: March 28, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 28, 2013	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: March 28, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Director

Table of Contents	-67-

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
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

By /s/ Michael De La Garza

Michael De La Garza

Chairman, Chief Executive Officer, President

March 28, 2013

Table of Contents	-68-

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
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

By /s/ Pamela Thompson

Pamela Thompson

Chief Financial Officer, Secretary, Treasurer

March 28, 2013

Table of Contents	-69-

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cloud Medical Doctor Software Corporation (the “Company”) on Form 10-K for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael De La Garza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Michael De La Garza

Michael De La Garza

Chairmen, Chief Executive Officer, President

March 28, 2013

Table of Contents	-70-

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cloud Environmental Services, Inc, (the “Company”) on Form 10-K for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Pamela Thompson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Pamela Thompson

Pamela Thompson

Chief Financial officer, Secretary, Treasurer

March 28, 2013

Table of Contents	-71-