Form 10-K/A
period 2010-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-04-03
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2010 (the “10-K”) is to correct Item 8 Financial Statements. The Registrant inadvertently filed the 10-K without incorporating the signed Registrants Auditor’s Report to the Financial Statements in Item 8. The Registrants’ Auditors Report should be as follows:

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cloud Medical Doctor Software Corporation,

fka National Scientific Corporation

Phoenix, Arizona

We have audited the accompanying balance sheets of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation (the “Company”), as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation, as of September 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss for the year ended September 30, 2010 of $57,085, an accumulated deficit at September 30, 2010 of $25,873,341, cash flows used by operating activities of $31,518, and needs additional cash flows to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona

March 8, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant		Cloud Medical Doctor Corporation
Date:	April 3, 2013	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date:	April 3, 2013	By:	/s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	April 3, 2013	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman

Date:	April 3, 2013	By:	/s/ Pamela Thompson
Pamela Thompson
Director

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

April 3, 2013

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

April 3, 2013

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

April 3, 2013

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

April 3, 2013

-8-