Form 10-Q
period 2010-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-04-09
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  [ ]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2013
Common stock, $0.01 par value	213,938,712

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Table of Contents	-2-

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
	(Unaudited)
	December 31,	September 30,
	2010	2010

ASSETS

CURRENT ASSETS:
Net assets of discontinued operations	$2,197	$2,597
Total current assets	2,197	2,597

TOTAL ASSETS	$2,197	$2,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advances from officers	$31,786	$21,281
Line of Credit	27,289	—
Net liabilities of discontinued operations	1,747,058	1,767,460
Total current liabilities	1,806,133	1,788,741

TOTAL LIABILITIES	1,806,133	1,788,741

STOCKHOLDERS' DEFICIT:
Preferred stock, $.10 par value, 4,000,000 shares authorized; none issued and outstanding as of December 31, 2010 and September 30, 2009	—	—
Common stock, $.01 par value, 187,000,000 shares authorized; 165,276,913 issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	1,652,769	1,652,769
Additional paid-in capital	22,434,427	22,434,427
Accumulated deficit	(25,891,131)	(25,873,341)
Total stockholders' deficit	(1,803,935)	(1,786,145)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,197	$2,597

The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	December 31,
	2010	2009

OPERATING EXPENSES:
Total operating expenses	$15,039	$—
OPERATING LOSS	(15,039)	—

(LOSS) INCOME BEFORE TAXES AND DISCOUNTED OPERATIONS	$(15,039)	$—

(LOSS) INCOME FROM CONTINUED OPERATIONS	(15,039)	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2,751)	(6,092)

NET LOSS	$(17,790)	$(6,092)

NET LOSS PER COMMON SHARE:
Basic

Continuing operations	$(0.00)	0.00

Discontinuing operations	$(0.00)	$(0.00)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	165,276,913	165,276,913

The accompanying notes are an integral part of these financial statements.

Table of Contents	-5-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED

	December 31,
	2010	2009

Net Loss	$(17,790)	$(6,092)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Discontinued operations	(2,751)	(6,092)
Changes in assets and liabilities:
Net assets from discontinued operations	(17,653)	685
Net cash used in operating activities	(38,194)	(11,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	10,505	—
Line of credit	27,289	—
Net cash provided by financing activities	37,794	—

INCREASE IN CASH	(400)	(11,499)
CASH, BEGINNING OF PERIOD	2,597	12,434
CASH, END OF PERIOD	$2,197	$935

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	-6-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2010 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2010 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Table of Contents	-8-

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

Table of Contents	-9-

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 -	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2 -	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not consider to be active; or
Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value measurement

Table of Contents	-10-

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended December 31, 2010 of $17,790, an accumulated deficit of $25,891,131, cash flows used in operating activities of $38,194 and needs additional cash to maintain its operations.

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

Table of Contents	-11-

Details of those classifications are shown below.

	December 31, 2010	September 30,2010
Net assets of discontinued operations:	(Unaudited)
Cash	$2,197	$2,197
Deferred offering costs	—	400
Net assets of discontinued operations	$2,197	$2,597

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$169,175	$195,072
Disputed salaries & vacation of former officers	968,645	968,645
Disputed salary – former employee	20,256	20,256

Disputed payroll taxes for back pay of former officers	84,701	84,701
Disputed interest	191,348	191,348
Interest expenses	46,604	42,137
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 6/30/2010	175,000	175,000
Note discount	—	(860)
Note beneficial conversion feature	—	(166)
Net liabilities of discontinued operations	$1,747,058	$1,767,460

	Three Months ended December 31,
	2010	2009
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$3,400	$57,102
Cost of sales	—	23,929
Operating expenses	400	30,451
Interest expense	5,751	8,814
(Loss) from Discontinued Operations	$(2,751)	$(6,092)

Commitments and contingencies that were discontinued as a result of the transfer of the assets to National Scientific LLC as follows:

Table of Contents	-12-

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at December 31, 2010 is $59,704. On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of December 31, 2010 and September 30, 2010 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At December 31, 2010 this note was in default.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The CEO advanced $31,786 for the three months ended December 31, 2010.

Table of Contents	-14-

NOTE 7 - EQUITY

As of December 31, 2010 the Company had 165,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

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

A summary of Options activity for the three months ended December 31, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	7,000,000	5,311,756	$0.43	1.75	$-
Grants		-	-		-
Forfeitures		-			-
September 30, 2010	-	5,311,756	$0.43	.75	-
Grants		-	-
Forfeitures		(5,311,756)-	.64-
December 31, 2010	7,000,000	-	$-	-	-

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

Warrants

During the three months ended December 31, 2010, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited. All remaining warrants shown in the table below expired on April 1, 2011.

Summary of warrant activity for the three months ended December 31, 2010 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	2,308,497	$.10	$1.58	$-
Grants	-	-
Expired	-	-
September 30, 2010	2,308,497	$0.10	.58	-
Grants	-	-
Expired		-
December 31, 2010	2,308,497	$0.10	$.38	$-

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.
3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.
4.	Cloud-MDs will acquire the assets of Krooss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Krooss and Marie Krooss (collectively “Ownership”) of Krooss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

Table of Contents	-20-

a.	Current Ownership will remain in their current roles at Krooss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.
b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Krooss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.
d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

5.	The acquired assets and customer base of Krooss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.
6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Krooss Medical management Systems, LLC.
7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.
9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.
b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
iv.	DNA takes 1st support call on all software licenses it sells
v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

Table of Contents	-21-

c.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Krooss Medical Management Systems, LLC employees. All employees of Krooss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.
11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

August 14, 2012
Fair Value of Consideration:
Common Stock (100,000 common shares valued at $.025)	$2,500
Total Purchase Price	$2,500
Fair Value of Assets acquired:
Assets:
Software source code	$2,500
Fair value of total assets	$2,500

Table of Contents	-22-

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

Table of Contents	-23-

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

Table of Contents	-24-

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

Table of Contents	-26-

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

Table of Contents	-27-

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

Table of Contents	-30-

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

Table of Contents	-31-

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

Once the data is transmitted back to the user they can either display the information on our software or on some other computer application.

Table of Contents	-32-

Results of Operations for the Three months ended December 31, 2010 and December 31, 2009

We recorded a income (loss) from discontinued operations for the three months ended December 31, 2010 of $2,751 and $6,092 for 2009. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February, 2010 (See “Note 4 - Discontinued Operations” to the accompanying Financial Statements).   The Company’s GPS operational device business was its primary operations and only sources of revenues for the year ended September 30, 2009.

Liquidity and Capital Resources

The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704 , one convertible note with an investor relationship with Strategic Working Capital Fund, LP$175,000 there are no remaining discounts or beneficial conversion feature on this note, and three notes with shareholders of $31,625. In December 31, 2010 the Company was in default on the notes since the Company has not paid the required quarterly interest payments. The CEO advanced $31,786 to operate the Company and the Company received advances on the Line of Credit of $27,289.

Our cash provided by (used in) operating activities were ($38,194) and ($11,499) for the three months ended December 31, 2010 and 2009, respectively. The decrease in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in amounts payable, in December 31, 2010 as compared to the 2009 period.

Cash provided by financing activities was $37,794 and $0.00 for the three months ended December 31, 2010and 2009, respectively.

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

Table of Contents	-34-

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2011 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-35-

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2009 during our three months ended December 31, 2010.

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

Table of Contents	-36-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2010.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-37-

ITEM 6.  EXHIBITS

Exhibits filed herein for December 31, 2010

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

___________

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

Registrant Date: April 8, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: April 8, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-39-