Form 10-Q
period 2011-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-09-20
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-28745

Cloud Medical Doctor Software Corporation

(Name of small business issuer as specified in its charter)

(formerly National Scientific Corporation)

Texas	86-0837077
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1291 Galleria Drive, Suite 200

Henderson, NV 89014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 14, 2013
Common stock, $0.01 par value	214,634,216

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
	(Unaudited)
	March 31,	September 30,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$11	$—
Net assets of discontinued operations	—	2,597
Total current assets	11	2,597

Proprietary technology	1,200,106	—

TOTAL ASSETS	$1,200,117	$2,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advances from officers	$115,285	$21,281
Line of Credit	7,663	—
Net liabilities of discontinued operations	1,751,525	1,767,460
Total current liabilities	1,874,473	1,788,741

Note payable affiliate	1,200,106	—

TOTAL LIABILITIES	3,074,579	1,788,741

STOCKHOLDERS' DEFICIT:
Preferred stock, $.10 par value, 4,000,000 shares authorized; none issued and outstanding as of March 31, 2011 and September 30, 2010	—	—
Common stock, $.01 par value, 187,000,000 shares authorized; 180,276,879 and 165,276,913 issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	1,802,769	1,652,769
Additional paid-in capital	22,389,428	22,434,427
Accumulated deficit	(26,066,658)	(25,873,341)
Total stockholders' deficit	(1,874,461)	(1,786,145)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,200,117	$2,597

The accompanying notes are an integral part of these financial statements.

Table of Contents	-2-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

OPERATING EXPENSES:
Total operating expenses	$170,801	$—	$186,240	$—
OPERATING LOSS	(170,801)	—	(186,240)	—

(LOSS) INCOME BEFORE TAXES AND DISCOUNTED OPERATIONS	$(170,801)	$—	$(186,240)	$—

(LOSS) INCOME FROM CONTINUED OPERATIONS	(170,801)	—	(186,240)	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(4,726)	(12,224)	(7,077)	(18,318)

NET LOSS	$(175,527)	$(12,224)	$(193,317)	$(18,318)

NET LOSS PER COMMON SHARE:
Basic

Continuing operations	$(0.00)	0.00	$(0.00)	0.00

Discontinuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	180,276,879	165,276,913	172,694,461	165,276,913

The accompanying notes are an integral part of these financial statements.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED

	March 31,
	2011	2010

Net Loss	$(193,317)	$(18,318)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Discontinued operations	7,077	18,318
Changes in assets and liabilities:
Stock issued for compensation	105,000
Net assets from discontinued operations	(23,014)	(10,237)
Net cash used in operating activities	(104,254)	(10,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	7,663	—
Line of credit	94,004	—
Net cash provided by financing activities	101,667	—

INCREASE IN CASH	(2,587)	(10,237)
CASH, BEGINNING OF PERIOD	2,597	12,434
CASH, END OF PERIOD	$11	$2,197

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—
Purchase of proprietary technology	$1,200,106	$—
The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2010 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2010 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Table of Contents	-5-

Revenue Recognition

Revenue includes provision of services. The Company recognizes revenue from provision of services at the time evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Table of Contents	-6-

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the six months ended March 31, 2011 of $193,317, an accumulated deficit of $26,066,658, cash flows used in operating activities of $104,253 and needs additional cash to maintain its operations.

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

Table of Contents	-7-

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

Details of those classifications are shown below.

	March 31, 2011	September 30, 2010
Net assets of discontinued operations:	(Unaudited)
Cash	$—	$2,197
Deferred offering costs	—	400
Net assets of discontinued operations	$—	$2,597

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$169,175	$195,072
Disputed salaries & vacation of former officers	968,645	968,645
Disputed salary – former employee	20,256	20,256

Disputed payroll taxes for back pay of former officers	84,701	84,701
Disputed interest	191,348	191,348
Interest expenses	51,071	42,137
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 6/30/2010	175,000	175,000
Note discount	—	(860)
Note beneficial conversion feature	—	(166)
Net liabilities of discontinued operations	$1,751,525	$1,767,460

	Three Months ended March 31,
	2011	2010
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$—	$1,686
Cost of sales	—	1,533
Operating expenses	—	4,833
Interest expense	4,726	7,544
Loss from Discontinued Operations	$4,726	$12,224

Table of Contents	-8-

	Six Months ended March 31,
	2011	2010
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$3,400	$58,788
Cost of sales	—	25,463
Operating expenses	—	35,286
Interest expense	10,477	16,357
Loss from Discontinued Operations	$7,077	$18,318

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

Table of Contents	-9-

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at March 31, 2011 is $59,704. On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of March 31, 2011 and September 30, 2010 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At March 31, 2011 this note was in default.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The CEO advanced $115,285 for the six months ended March 31, 2011.

See Note 9 re the asset acquisition involving entities under common control.

NOTE 7 - EQUITY

As of March 31, 2011 the Company had 180,276,879 common shares outstanding at a par value of $.01 and no preferred shares outstanding at a par value of $.01.

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

Table of Contents	-10-

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and all are issued and outstanding as of March 31, 2011. The Corporation established and designated the rights and preferences of a Series A Preferred Stock, and reserved 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on November 30, 2000 and valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

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

Table of Contents	-11-

According to Section 10. Of the agreement captioned “Exercise of Options Upon Termination”

“(a)	Subject to Section 10(c), upon the termination of a Grantee’s relationship with the Company and its Subsidiaries, the period during which such Grantee may exercise any outstanding exercisable installments of his Options that were exercisable at the date of termination of his relationship with the Company shall not exceed (i) if such termination is due to death or permanent and total disability, one year from the date of such termination, and (ii) in all other cases, three months (six months for Nonemployee Directors) from the date of such termination, provided, however, that in no event shall the period extend beyond the expiration of the Option term. Notwithstanding the foregoing, all Options shall immediately terminate upon a termination of a Grantee’s employment if the Committee determines, in its sole discretion, that such termination is for Cause.
(b)	In no event shall any Option be exercisable for more than the maximum number of shares that the Grantee was entitled to purchase at the date of termination of the relationship with the Company and its Subsidiaries.
(c)	The Committee may, in its discretion, extend the period of exercisability set forth in clauses (i) and (ii) in paragraph (a) above; provided, however, that such period may not be extended for Options granted to Nonemployee Directors or for ISOs.”

Accordingly, upon termination of employment with the Company, whether through dismissal or resignation, the options granted to former management expired. All remaining options expired three months after the resignation of Mr. Grollman in 2010. Additionally, current management did not extend the options of any prior management.

A summary of Options activity for the six months ended March 31, 2011 is presented below:

	Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	7,000,000	5,311,756	$0.43	1.75	$—
Grants		—	—		—
Forfeitures		—			—
September 30, 2010	—	5,311,756	$0.43	.75	—
Grants		—	—
Forfeitures		(5,311,756)	.64
March 31, 2011	7,000,000	—	$—	—	—

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

Table of Contents	-12-

Warrants

During the six months ended March 31, 2011, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited. All remaining warrants shown in the table below expired on April 1, 2011.

Summary of warrant activity for the six months ended March 31, 2011 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	2,308,497	$.10	$58	$—
Grants	—	—
Expired	—	—
September 30, 2010	2,308,497	$0.10	.38	—
Grants	—	—
Expired	(500,000)	—
March 31, 2011	1,808,497	$0.10	$.01	$—

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

NOTE 9 – SOFTWARE ACQUISITION: TRANSACTION BETWEEN ENTITIES UNDER COMMON CONTROL

On January 2, 2011 the Company entered into an asset purchase agreement with certain private companies owned by Michael de la Garza (“MDLG”) whereby NSC acquired the rights to proprietary medical billing and practice management software developed by the private companies.

The Office of the Chief Accountant (OCA) of the Securities and Exchange Commission was consulted by Company management to insure that the transaction was recorded correctly on the books of NSC. The OCA considered the facts and circumstances as described below in their deliberations.

January 1, 2011 Acquisition Of Software A Business Combination Under Common Control

On August 24, 2010 –National Scientific Corporation (“NSC”) signed a letter of intent for NSC to acquire the Private Companies’ assets.

On November 19, 2010 – NSC and MDLG signed a revised letter of intent with the Private Companies.

Table of Contents	-13-

In accordance with the revised LOI the following occurred and on December 1, 2010 the NSC reported that change on Form 8-K:

1. On November 19, 2010 - MDLG was appointed CEO, President, and Chairman of the Board. At that time there were now then 3 Board members.

2. On November 29, 2010, 4,000,000 shares of Preferred A were authorized by the Board. These preferred shares are not convertible but entitle to 150 votes per share.

3. On November 30, 2010 – 3,000,000 Preferred A shares were beneficially issued to The Private Companies and 1,000,000 were issued to another Board member.

4. On January 2, 2011 the sale of the software by the Private Companies to NSC was finalized which included the exchange for a $5,000,000 note convertible to 500,000,000 of common stock at $.01 per share. The Company agreed to issue a $5,000,000 promissory note for 8% interest rate the note matures on April 30, 2021.

5. On January 2, 2011 10,000,000 common shares were beneficially issued to MDLG via an affiliate for compensation.

On January 18, 2011 the prior CEO of NSC resigned from the Board of Directors and a Form 8-K was filed on February 8, 2011.

On October 5, 2011 the Company issued Absolute Medical Software Systems, LLC 30,000,000 common shares in full payment of this promissory note.

On January 3, 2013 the Company engaged a valuation expert to assess the value of the software for impairment purposes at September 30, 2011 and 2012. The Company valued the software and source code on the development cost of the software provided by Absolute Medical Software Systems, LLC of $4,296,000 for September 30, 2011 and September 30, 2012.

Prior Public Company Transaction

Michael de la Garza (“MDLG”) is the owner of three related private companies, Absolute, PayMed, and MedPay (“the private companies”) who own and operate medical billing software. On September 10, 2008 the private company entered into an asset purchase agreement with a prior public company. On September 10, 2008 prior publically traded companies, purchased all the private companies’ assets, for 10,000,000shares of common stock per the purchase agreements. On the date of that sale, September 10, 2008 the stock was trading at $.100 which valued the transaction at $1,000.000. This value was based on the software before the update to operate on a Cloud based platform. Management considers the price to represent the fair value of the software at that point in time.

This transaction was an arms-length value since MDLG was not a shareholder, officer or director of this prior public company. On June 9, 2009 the transaction was rescinded and the assets returned to The Private Companies. The private companies impaired the GAAP basis software development cost to the value of the prior public company transaction value of $1,000,000.

During the period of 2009 through 2010 the software was updated to operate on a Cloud based platform and had additional software development costs of $200,106.

The OCA has determined that due to the voting rights of the Preferred A shares that the transaction occurred between parties under common control. Accordingly, they have determined that the GAAP basis software development cost of the private entity sellers should become the cost basis of NSC.

Since these costs ($1,011,223) exceeded the transaction price ($1,000,000) with the prior public company, the prior costs incurred have been impaired to the September 10, 2008 value of the share received in the prior transaction.

The related convertible note which was subsequently converted to common shares has been discounted to the cost basis used to value the transaction which is less than the fair value of the software as determined by independent appraisal.

Table of Contents	-14-

The cost basis was determined as follows:

Cost Basis for assets acquired under Common Control	Cost Basis
Cost basis of Consideration:
Absolute Medical Software Systems LLC development costs from inception	$1,011,222
Impairment of software on September 10, 2008 to value	(11,222)

Total Value at September 10, 2008	$1,000,000
Software Update to Operate on Cloud Based Platform
Absolute Medical Software Systems LLC development costs	$200,106

Total Cost Basis at January 1, 2011	$1,200,106

Purchase Price Allocation
Value of Consideration:
Equity instrument of $5,000,000 promissory note converted to 30,000,000 common stock on October 4, 2011 value under common control	$1,200,106
Total Purchase Price	$1,200,106
Cost Basis of Assets acquired under common control:
Assets:
Software source code and development costs of software	$1,200,106
Cost Basis of total assets	$1,200,106

NOTE 10– SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, Management has evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

2013

In October, 2012 the Company issued 137,500 common shares for $46,000 and issued 10,000 common stock in conjunction with the sale of medical software.

In December 6, 2012 the Company issued 500,000 common shares for the acquisition of CipherSmith software, issued 200,000 common shares for the sale of medical software.

In January 22, 2013 the Company issued 200,000 common shares for the acquisition of CipherSmith software.

In March 21, 2013 the Company issued 270,000 common shares for software investment in the company in accordance with the Software Investment Agreements.

In March 21, 2013 the Company issued 500,000 to Krooss Family Trust LLP for the acquisition of Doctors Network of America in Flowood, Mississippi and all of the assets of that company. Also on April 17, 2013 the Company issued 167,000 for compensation for the salaries for the entire year of 2013 those shares were issued to Krooss Family Trust LLP in accordance with the Agreement. On April 17, 2013 the Company issued 378,500 to Krooss Family Trust LLP in accordance with the Agreement with total shares issued to William and Marie Krooss of 1,045,500 common shares.

April 17, 2013 the Company cancelled the 200,000 common shares issued to for the acquisition and reissued 220,004 common shares for the acquisition of CipherSmith software.

Table of Contents	-15-

April 17, 2013 the Company issued 95,000 for the software investment in the Company in accordance with the Software Investment Agreements.

May 10, 2013 the Company issued 20,000 common shares for software investment in the company in accordance with the Software Investment Agreements.

June 26, 2013 the Company issued 25,000 common shares for software investment in the company in accordance with the Software Investment Agreements.

August 26, 2013 the Company issued 120,000 common shares to two Software Sales Personal located in California.

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

The Company issued 200,000 common shares to Krooss Medical Management in accordance with the acquisition agreement and recorded it at the trading price of the common shares of $0.020 and recorded an investment in Krooss Medical Management of $4,000.

In August of 2012 the Company issued 100,000 shares to MediSouth LLC for the acquisition of its software. The stock was valued at $2,500 (See MediSouth LLC software acquisition below).

2011

The Company issued 250,000 in common stock for $25,000 in cash.

Software asset purchases:

On June 22, 2012

The Company acquired Doctors Network of America in Flowood, Mississippi for 500,000 common shares and the acquisition was valued at $10,000.

Table of Contents	-16-

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.

3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.

4.	Cloud-MDs will acquire the assets of Kroosss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Kroosss and Marie Kroosss (collectively “Ownership”) of Kroosss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

a.	Current Ownership will remain in their current roles at Kroosss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.

b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Kroosss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.
d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

5.	The acquired assets and customer base of Kroosss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.

6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Kroosss Medical management Systems, LLC.

Table of Contents	-17-

7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.

8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.

9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.

b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
iv.	DNA takes 1st support call on all software licenses it sells
v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

c.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Kroosss Medical Management Systems, LLC employees. All employees of Kroosss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.
11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

August 14, 2012
Fair Value of Consideration:
Common Stock (100,000 common shares valued at $.025)	$2,500
Total Purchase Price	$2,500
Fair Value of Assets acquired:
Assets:
Software source code	$2,500
Fair value of total assets	$2,500

Table of Contents	-18-

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

1) Licensee and Licensor agree to execute sales agreements for each other's products and services.

Table of Contents	-19-

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

Table of Contents	-20-

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

November 21, 2012
Fair Value of Consideration:
Common Stock (800,000 common shares valued at $.018)	$14,400
Total Purchase Price	$14,400
Fair Value of Assets acquired:
Assets:
Software source code and security software	$14,400
Fair value of total assets	$14,400

Table of Contents	-21-

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

Table of Contents	-22-

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

Table of Contents	-23-

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

Table of Contents	-24-

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

Table of Contents	-25-

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

Once the data is transmitted back to the user they can either display the information on our software or on some other computer application.

Table of Contents	-26-

Results of Operations for the Three and Six months ended March 31, 2011 and March 31, 2010

We recorded a loss from discontinued operations for the three months ended March 31, 2011 of $4,726 and $12,224 for 2010. We recorded a loss from discontinued operations for the six months ended March 31, 2011 of $7,077 and $18,318 for 2010. Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February, 2010 (See “Note 4 - Discontinued Operations” to the accompanying Financial Statements).   The Company’s GPS operational device business was its primary operations and only sources of revenues for the year ended September 30, 2009.

The Company is currently engaged in the medical billing operations.  We recorded a loss from continuing operations for the three and six month periods ended March 31, 2011 of $170,801 and $186,240 respectively.

Liquidity and Capital Resources

The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704 , one convertible note with an investor relationship with Strategic Working Capital Fund, LP$175,000 there are no remaining discounts or beneficial conversion feature on this note, and three notes with shareholders of $31,625. In March 31, 2011 the Company was in default on the notes since the Company has not paid the required quarterly interest payments.

Our current CEO advanced $94,004 to operate the Company and the Company received advances on the Line of Credit of $7,663.

Our cash (used in) operating activities were ($104,254) and ($10,237) for the six months ended March 31, 2011 and 2010, respectively. The increase in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to decreases in amounts payable, in March 31, 2011 as compared to the 2010 period.

Cash provided by financing activities was $101,667 and $0.00 for the six months ended March 31, 2011and 2010, respectively.

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

Table of Contents	-27-

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2011. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2011 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-28-

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

On July 5, 2013 the Company filed a complaint for the collection of $150,000 of unpaid medical billing fees that were seriously delinquent. After many attempts by the Company to begin collections, the Defendants refused to pay the outstanding balances, however expected the Company to continue to bill for them. The Company’s complaint was filed against Krooss Medical Management Systems, LLC, William F. Krooss and Marie W. Krooss in the United States District Court, District of Nevada Case No. 2013-CV-01187-ABG-VCF.

On August 13, 2013 Krooss Medical Management Systems et al filed a Complaint in Chancery Court of Rankin County, Mississippi Case No. 13-1372 as a strategy to keep the collection matter in Mississippi Chancery Court.

Case No. 13-1372 was remanded to the United States District Court, Southern District of Mississippi Jackson Division Case No. 3:13CV507-HTW-LRA.

This litigation is a collection matter of unpaid fees by the Defendants and the Company vehemently denies the allegations filed in Mississippi Chancery Court related to this collection matter. The Company does not expect the cost to litigate this matter to adversely affect the Company’s operations.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2010 during our six months ended March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

2013

In October, 2012 the Company issued 137,500 common shares for $46,000 and issued 10,000 common stock in conjunction with the sale of medical software.

In December 6, 2012 the Company issued 500,000 common shares for the acquisition of CipherSmith software, issued 200,000 common shares for the sale of medical software.

In January 22, 2013 the Company issued 200,000 common shares for the acquisition of CipherSmith software.

In March 21, 2013 the Company issued 270,000 common shares for software investment in the company in accordance with the Software Investment Agreements.

In March 21, 2013 the Company issued 500,000 to Krooss Family Trust LLP for the acquisition of Doctors Network of America in Flowood, Mississippi and all of the assets of that company. Also on April 17, 2013 the Company issued 167,000 for compensation for the salaries for the entire year of 2013 those shares were issued to Krooss Family Trust LLP in accordance with the Agreement. On April 17, 2013 the Company issued 378,500 to Krooss Family Trust LLP in accordance with the Agreement with total shares issued to William and Marie Krooss of 1,045,500 common shares.

Table of Contents	-29-

April 17, 2013 the Company cancelled the 200,000 common shares issued to for the acquisition and reissued 220,004 common shares for the acquisition of CipherSmith software.

April 17, 2013 the Company issued 95,000 for the software investment in the Company in accordance with the Software Investment Agreements.

May 10, 2013 the Company issued 20,000 common shares for software investment in the company in accordance with the Software Investment Agreements.

June 26, 2013 the Company issued 25,000 common shares for software investment in the company in accordance with the Software Investment Agreements.

August 26, 2013 the Company issued 120,000 common shares to two Software Sales Personal located in California.

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

The Company issued 200,000 common shares to Krooss Medical Management in accordance with the acquisition agreement and recorded it at the trading price of the common shares of $0.020 and recorded an investment in Krooss Medical Management of $4,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-30-

ITEM 6.  EXHIBITS

Exhibits filed herein for March 31, 2011

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

Table of Contents	-31-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: September 20, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: September 20, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-32-