Form 10-Q
period 2011-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-09-20
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[x]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 20, 2013
Common stock, $0.01 par value	214,634,216

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
	(Unaudited)
	June 30,	September 30,
	2011	2010

ASSETS

CURRENT ASSETS:
Net assets of discontinued operations	$—	$2,597
Total current assets	—	2,597

Proprietary technology	1,200,106	—

TOTAL ASSETS	$1,200,106	$2,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$16	$—
Advances from officers	168,697	21,281
Line of Credit	8,102	—
Net liabilites of discountinued operations	1,755,992	1,767,460
Total current liabilities	1,932,808	1,788,741

Note payable affiliate	1,200,106	—

TOTAL LIABILITIES	3,132,914	1,788,741

STOCKHOLDERS' DEFICIT:
Preferred stock, $.10 par value, 4,000,000 shares authorized; none issued and outstanding as of June 30, 2011 and September 30, 2010	40,000	—
Common stock, $.01 par value, 4,000,000 shares authorized; 180,276,879 and 165,276,913 issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	1,802,769	1,652,769
Additional paid-in capital	22,387,428	22,434,427
Accumulated deficit	(26,163,004)	(25,873,341)
Total stockholders' deficit	(1,932,807)	(1,786,145)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,200,106	$2,597

The accompanying notes are an integral part of these financial statements.

Table of Contents	-2-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

OPERATING EXPENSES:
Total operating expenses	$91,840	$—	$278,080	$—
OPERATING LOSS	(91,840)	—	(278,080)	—

(LOSS) INCOME BEFORE TAXES AND DISCOUNTED OPERATIONS	$(91,840)	$—	$(278,080)	$—

(LOSS) INCOME FROM CONTINUED OPERATIONS	(91,840)	—	(278,080)	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(4,506)	(8,744)	(11,583)	(27,061)

NET LOSS	$(96,346)	$(8,744)	$(289,663)	$(27,061)

NET LOSS PER COMMON SHARE:
Basic

Continuing operations	$(0.00)	0.00	$(0.00)	0.00

Discontinuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	180,276,879	165,276,913	180,276,879	165,276,913

The accompanying notes are an integral part of these financial statements.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED

	June 30,
	2011	2010

Net Loss	$(289,663)	$(27,061)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Discontinued operations	11,583	27,061
Changes in assets and liabilities:
Stock issued for compensation	143,000
Net assets from discontinued operations	(23,035)	(10,237)
Net cash used in operating activities	(158,115)	(10,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	147,416	—
Line of credit	8,102	—
Net cash provided by financing activities	155,518	—

INCREASE IN CASH	(2,597)	(10,237)
CASH, BEGINNING OF PERIOD	2,597	12,434
CASH, END OF PERIOD	$0	$2,197

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—
Purchase of proprietary technology	$1,200,106	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2010 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2010 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended June 30, 2011 of $289,663, an accumulated deficit of $26,163,004, cash flows used in operating activities of $158,115 and needs additional cash to maintain its operations.

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

Details of those classifications are shown below.

	June 30, 2011	September 30, 2010
Net assets of discontinued operations:	(Unaudited)
Cash	$—	$2,197
Deferred offering costs	—	400
Net assets of discontinued operations	$—	$2,597

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$169,175	$195,072
Disputed salaries & vacation of former officers	968,645	968,645
Disputed salary – former employee	20,256	20,256

Disputed payroll taxes for back pay of former officers	84,701	84,701
Disputed interest	191,348	191,348
Interest expenses	55,538	42,137
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 6/30/2010	175,000	175,000
Note discount	—	(860)
Note beneficial conversion feature	—	(166)
Net liabilities of discontinued operations	$1,755,992	$1,767,460

	Three Months ended June 30,
	2011	2010
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$—	$—
Cost of sales	—	—
Operating expenses	—	1,200
Interest expense	4,506	7,544
Loss from Discontinued Operations	$4,506	$8,744

Table of Contents	-8-

	Nine months ended June 30,
	2011	2010
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$3,400	$58,788
Cost of sales	—	25,463
Operating expenses	—	36,485
Interest expense	14,983	23,901
Loss from Discontinued Operations	$11,583	$27,061

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at June 30, 2011 is $59,704. On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of June 30, 2011 and September 30, 2010 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At June 30, 2011 this note was in default.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The CEO advanced $168,697 for the nine months ended June 30, 2011.

NOTE 7 - EQUITY

As of June 30, 2011 the Company had 180,276,879 common shares outstanding at a par value of $.01 and 4,000,000 preferred shares outstanding at a par value of $.01.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and all are issued and outstanding as of June 30, 2011. The Corporation established and designated the rights and preferences of a Series A Convertible Preferred Stock, and reserved 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on November 30, 2010 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $40,000.

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

A summary of Options activity for the nine months ended June 30, 2011 is presented below:

	Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	7,000,000	5,311,756	$0.43	1.75	$—
Grants		—	—		—
Forfeitures		—			—
September 30, 2010	—	5,311,756	$0.43	.75	—
Grants		—	—
Forfeitures		(5,311,756)	.64
June 30, 2011	7,000,000	—	$—	—	—

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

Warrants

During the nine months ended June 30, 2011, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited. All remaining warrants shown in the table below expired on April 1, 2011.

Table of Contents	-12-

Summary of warrant activity for the nine months ended June 30, 2011 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	2,308,497	$.10	$58	$—
Grants	—	—
Expired	—	—
September 30, 2010	2,308,497	$0.10	.38	—
Grants	—	—
Expired	(2,308,497)	—
June 30, 2011	—	$—	$—	$—

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

January 1, 2011 Acquisition Of Software A Business Combination Under Common Control

On August 24, 2010 –National Scientific Corporation (“NSC”) signed a letter of intent for NSC to acquire the Private Companies’ assets.

On November 19, 2010 – NSC and MDLG signed a revised letter of intent with the Private Companies.

In accordance with the revised LOI the following occurred and on December 1, 2010 the NSC reported that change on Form 8-K:

1.	On November 19, 2010 - MDLG was appointed CEO, President, and Chairman of the Board. At that time there were now then 3 Board members.
Table of Contents	-13-

2.	On November 29, 2010, 4,000,000 shares of Preferred A were authorized by the Board. These preferred shares are not convertible but entitle to 150 votes per share.
3.	On November 30, 2010 – 3,000,000 Preferred A shares were beneficially issued to The Private Companies and 1,000,000 were issued to another Board member.
4.	On January 2, 2011 the sale of the software by the Private Companies to NSC was finalized which included the exchange for a $5,000,000 note convertible to 500,000,000 of common stock at $.01 per share. The Company agreed to issue a $5,000,000 promissory note for 8% interest rate the note matures on April 30, 2021.
5.	On January 2, 2011 10,000,000 common shares were beneficially issued to MDLG via an affiliate for compensation.

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

Prior Public Company Transaction

Michael de la Garza (“MDLG”) is the owner of three related private companies, Absolute, PayMed, and MedPay (“the private companies”) who own and operate medical billing software. On September 10, 2008 the private company entered into an asset purchase agreement with a prior public company. On September 10, 2008 prior publically traded companies, purchased all the private companies’ assets, for 10,000,000 shares of common stock per the purchase agreements. On the date of that sale, September 10, 2008 the stock was trading at $.100 which valued the transaction at $1,000.000. This value was based on the software before the update to operate on a Cloud based platform. Management considers the price to represent the fair value of the software at that point in time.

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

Table of Contents	-14-

The cost basis was determined as follows:

Cost Basis for assets acquired under Common Control	Cost Basis
Cost basis of Consideration:
Absolute Medical Software Systems LLC development costs from inception	$1,011,222
Impairment of software on September 10, 2008 to value	(11,222)

Total Value at September 10, 2008	$1,000,000
Software Update to Operate on Cloud Based Platform
Absolute Medical Software Systems LLC development costs	$200,106

Total Cost Basis at January 1, 2011	$1,200,106

Purchase Price Allocation	January 1, 2011
Value of Consideration:
Equity instrument of $5,000,000 promissory note converted to 30,000,000 common stock on October 4, 2011 value under common control	$1,200,106
Total Purchase Price	$1,200,106
Cost Basis of Assets acquired under common control:
Assets:
Software source code and development costs of software	$1,200,106
Cost Basis of total assets	$1,200,106

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

Table of Contents	-15-

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.

3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.

4.	Cloud-MDs will acquire the assets of Kroosss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Kroosss and Marie Kroosss (collectively “Ownership”) of Kroosss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

a.	Current Ownership will remain in their current roles at Kroosss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.

b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.

c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Kroosss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.
d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

Table of Contents	-17-

5.	The acquired assets and customer base of Kroosss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.

6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Kroosss Medical management Systems, LLC.

7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.

9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.

b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
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

Table of Contents	-18-

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

Table of Contents	-19-

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
4. Par level/reorder tracking
5. RX expiration tracking
6. Auto supply re-ordering from a practices established suppliers

Table of Contents	-20-

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

Results of Operations for the Three and Nine months ended June 30, 2011 and June 30, 2010

We recorded a loss from discontinued operations for the three months ended June 30, 2011 of $4,506 and $8,744 for 2010. We recorded a loss from discontinued operations for the nine months ended June 30, 2011 of $11,583 and $27,061 for 2010..  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February, 2010 (See “Note 4 - Discontinued Operations” to the accompanying Financial Statements).   The Company’s GPS operational device business was its primary operations and only sources of revenues for the year ended September 30, 2009.

The Company is currently engaged in the medical billing operations. We recorded a loss from continuing operations for the three and six month periods ended June 30, 2011 of $91,840 and $278,080 respectively.

Liquidity and Capital Resources

The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704, one convertible note with an investor relationship with Strategic Working Capital Fund, LP$175,000 there are no remaining discounts or beneficial conversion feature on this note, and three notes with shareholders of $31,625. In June 30, 2011 the Company was in default on the notes since the Company has not paid the required quarterly interest payments.

Our current CEO advanced $147,416 to operate the Company and the Company received advances on the Line of Credit of $8,102.

Our cash (used in) operating activities were ($158,115) and ($10,237) for the nine months ended June 30, 2011 and 2010, respectively. The increase in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to decreases in amounts payable, in June 30, 2011 as compared to the 2010 period.

Cash provided by financing activities was $155,518 and $0.00 for the nine months ended June 30, 2011and 2010, respectively.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2011. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2011 through 2012.
b.	There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-28-

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2010 during our nine months ended June 30, 2011.

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

The Company issued 200,000 common shares to Kroosss Medical Management in accordance with the acquisition agreement and recorded it at the trading price of the common shares of $0.020 and recorded an investment in Krooss Medical Management of $4,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-30-

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2011

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