Form 10-K
period 2011-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-10-10
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes [ ] No [x]

Aggregate market value of the voting stock held by non-affiliates: $5,087,389 as based on the closing price of the stock on September 26, 2013. The voting stock held by non-affiliates on that date consisted of 169,579,649 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 25, 2013, there were 214,634,216 shares of common stock, par value $0.01, issued and outstanding 4,000,000 shares of preferred stock, par value $0.10.

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

Cloud Medical Doctor Software Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 and 2010

CERTIFICATIONS

Exhibit 31.1 – Management certification

Exhibit 31.2 – Management certification

Exhibit 32.1 – Sarbanes-Oxley Act

Exhibit 32.2 – Sarbanes-Oxley Act

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

·	management's plans, objectives and budgets for its future operations and future economic performance;
·	capital budget and future capital requirements;
·	meeting future capital needs;
·	realization of any deferred tax assets;
·	the level of future expenditures;
·	impact of recent accounting pronouncements;
·	the outcome of regulatory and litigation matters;
·	the assumptions described in this report underlying such forward-looking statements; and
·	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of competitive products and pricing;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Table of Contents	-1-

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

Table of Contents	-2-

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

Table of Contents	-3-

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

Table of Contents	-4-

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

Table of Contents	-5-

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

Table of Contents	-6-

Once the data is transmitted back to the user they can either display the information on our software or on some other computer application.

Personnel

As of the date of this report, we have twenty full time employees.

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

Table of Contents	-7-

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have a net loss for the year ended September 30, 2011of $356,629, an accumulated deficit at September 30, 2011 of $26,229,970, cash flows used in of $220,628 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Table of Contents	-8-

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

Table of Contents	-9-

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	it is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales

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

Table of Contents	-10-

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

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Table of Contents	-11-

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

ITEM 2. PROPERTIES

During December 31, 2010 the Company uses the Chief Financial Officers office as the Corporation’s office at no cost to the Company.

Since January 2012, the Company uses the office at 1291 Galleria Drive, Suite 200, Henderson, NV 89014. The office is at no cost to the Company.

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

Table of Contents	-12-

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

ITEM 4. N/A

Table of Contents	-13-

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Cloud common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “NSCT.”

At September 30, 2011, there were 180,526,879 shares of common stock of Cloud outstanding and there were in excess of 8,000 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cloud’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2011
First Quarter (October – December 2010)	$0.01	$0.01
Second Quarter (January – March 2011)	$0.01	$0.01
Third Quarter (April - June 2011)	$0.01	$0.01
Fourth Quarter (July – September 2011)	$0.00	$0.00
Fiscal Year 2010
First Quarter (October – December 2009)	$0.0008	$0.0008
Second Quarter (January – March 2010)	$0.0012	$.0012
Third Quarter (April - June 2010)	$0.0008	$0.0008
Fourth Quarter (July – September 2010)	$0.0004	$0.0004

On September 25, 2013, the closing bid price of our common stock was $0.03

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended September 30, 2011. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cloud’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer located in Las Vegas, Nevada.

Table of Contents	-14-

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

The Company issued 90,000 common shares for $18,000 in cash.

Table of Contents	-15-

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

Fiscal Year Ended 2010

No common stock was issued.

Common Stock

On April 11, 2011 the Company amended its articles of incorporation to increase the authorized shares to 650,000,000, at $0.01 par value and 180,526,879 are issued and outstanding as of September 30, 2011. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and 4,000,000 are issued and outstanding as of September 30, 2011. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been granted to our CEO & CFO on November 30, 2010 and issued on April 11, 2012 which was valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants issued have expired.

Table of Contents	-16-

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

Summary of Statements of Operations and Financial Position of NSCT

Years Ended September 30, 2011 and 2010

	September 30,
Operating Data:	2011	2010

Revenue	—	$—
Operating and Other Expenses	340,417	21,964
Discontinued operations	16,212	35,121
Net Loss	(356,629)	$(57,085)

	September 30,
Balance Sheet Data:	2011	2010

Current Assets	—	$—
Total Assets	11,016	2,597
Current Liabilities	1,200,106	1,788,741
Non-Current Liabilities	—	—
Total Liabilities	1,985,790	1,788,741
Working Capital (Deficit)	(1,974,774)	(1,788,741)
Shareholders’ Equity	(1,974,774)	$(1,786,145)

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

Table of Contents	-17-

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

Table of Contents	-18-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

RESULTS OF OPERATIONS FROM DISCONTINUED MOBILE DVR AND LOCATION PRODUCTS BUSINESS

Fiscal Year Ended September 30, 2011, Compared to Fiscal Year Ended September 30, 2010

General and administrative expenses increased to $21,964 from $0 for the years ended September 30, 2011 and 2010, respectively. Our General and administrative expenses is related to the new medical billing company operations.

We recorded a loss from discontinued operations for the year ended September 30, 2011 of $16,212 of $35,121 for year ended September 30, 2009. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 3 - Discontinued Operations” to the accompanying Financial Statements).   The Company’s GPS operational device business was its primary operations and only sources of revenues for the year ended September 30, 2009.

Liquidity and Capital Resources

The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704, one convertible note with an investor relationship with Strategic Working Capital Fund, LP $175,000 net of discount and beneficial conversion feature of $0.00 with a total balance due of $175,000, and three notes with shareholders of $31,625. As of September 30, 2011 the Company was in default on all notes since the Company has not paid the required quarterly interest payments. In July 2010 our new CEO advanced $159,515.

Our cash (used in) provided by operating activities were ($220,628) and ($31,518) for the years ended September 30, 2011 and 2010, respectively. The decrease in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to increases in amounts payable, in 2011 as compared to the 2010 period.

Table of Contents	-19-

Cash provided by (used in) financing activities was $229,050 and $21,281 for the years ended September 30, 2011 and 2010, respectively. We received advances from our CEO of $159,515.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	-20-

ITEM 8. FINANCIAL STATEMENTS

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

Table of Contents	F-1

 S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cloud Medical Doctor Software Corporation,

fka National Scientific Corporation

Phoenix, Arizona

We have audited the accompanying balance sheets of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation (the “Company”), as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation, as of September 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss for the year ended September 30, 2011 of $356,629, an accumulated deficit at September 30, 2011 of $26,229,970, cash flows used by operating activities of $220,628, and needs additional cash flows to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona

September 30, 2013

Table of Contents	F-2

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
	September 30,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$11,016	$—
Net assets of discontinued operations	—	2,597
Total current assets	11,016	2,597

Proprietary technology	1,200,106	—

TOTAL ASSETS	$1,211,122	$2,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advances from officers	$180,795	$21,281
Line of Credit	44,535	—
Net liabilities of discontinued operations	1,760,459	1,767,460
Total current liabilities	1,985,790	1,788,741

Note payable affiliate	1,200,106	—

TOTAL LIABILITIES	3,185,896	1,788,741

STOCKHOLDERS' DEFICIT:
Preferred stock, $.10 par value, 4,000,000 shares authorized; none issued and outstanding as of September 30, 2011 and 2010	40,000	—
Common stock, $.01 par value, 650,000,000 shares authorized; 180,526,879 and 165,276,913 issued and outstanding as of September 30, 2011 and 2010, respectively	1,805,269	1,652,769
Additional paid-in capital	22,409,927	22,434,427
Accumulated deficit	(26,229,970)	(25,873,341)
Total stockholders' deficit	(1,974,774)	(1,786,145)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,211,122	$2,597

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS
	Years Ended September 30,
	2011	2010

OPERATING EXPENSES:
Total operating expenses	$340,417	$21,964
OPERATING LOSS	(340,417)	(21,964)

(LOSS) INCOME BEFORE TAXES AND DISCOUNTED OPERATIONS	$(340,417)	(21,964)

(LOSS) INCOME FROM CONTINUED OPERATIONS	(340,417)	(21,964)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(16,212)	(35,121)

NET LOSS	$(356,629)	$(57,085)

NET LOSS PER COMMON SHARE:
Basic

Continuing operations	$(0.00)	$(0.00)

Discontinuing operations	$(0.00)	$(0.00)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	180,526,879	165,276,879

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

SEPTEMBER 30, 2008	—	$—	137,276,879	$1,372,770	$22,658,682	$(25,491,084)	$(1,459,633)
Options expired			—		19,945		19,945
Common stock issued for back pay of officers			28,000,000	280,000	(244,200)	—	35,800
Net loss						(325,172)	(325,172)
SEPTEMBER 30, 2009	—	$—	165,276,879	$1,652,769	$22,434,427	$(25,816,256)	$(1,729,061)

Net loss						(57,085)	(57,085)
SEPTEMBER 30, 2010	—	$—	165,276,879	$1,652,769	$22,434,427	$(25,873,341)	$(1,786,146)

Common stock issued for compensation			15,000,000	150,000	(45,000)		105,000
Preferred stock issued for compensation	4,000,000	40,000			(2,000)		38,000
Common stock issued for cash			250,000	2,500	22,500		25,000
Net loss						(356,629)	(356,629)
SEPTEMBER 30, 2011	4,000,000	$40,000	180,526,879	$1,805,269	$22,409,927	$(26,229,970)	$(1,974,775)

THE LINE OF BUSINESS REPORTED ON THESE FINANCIAL STATEMENTS
WAS DISCONTINUED IN FEBRUARY 2010. SEE NOTE 1
The accompanying notes are an integral part of these financial statements

Table of Contents	F-5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS

	September 30,
	2011	2010

Net Loss	$(356,629)	$(57,085)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Discontinued operations	16,212	35,121
Changes in assets and liabilities:
Stock issued for compensation	143,000	—
Net assets and liabilities from discontinued operations	(23,214)	(9,554)
Net cash used in operating activities	(220,631)	(31,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	25,000	—
Advances from affiliates	159,515	36,000
Line of credit	44,535	(14,719)
Net cash provided by financing activities	229,050	21,281

INCREASE IN CASH	8,419	(10,237)
CASH, BEGINNING OF PERIOD	2,597	12,434
CASH, END OF PERIOD	$11,016	$2,197

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—
Purchase of proprietary technology	$1,200,106	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-6

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

Table of Contents	F-7

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the twelve months ended September 30, 2011 of $356,629, an accumulated deficit at September 30, 2011 of $26,229,970, and needs additional cash to maintain its operations.

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

Table of Contents	F-8

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Table of Contents	F-9

The Company adopted the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

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

Table of Contents	F-10

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

The following table summarizes fair value measurements by level at September 31, 2011 and 2010 for assets measured at fair value on a recurring basis:

at September 30, 2011
	Level 1	Level 2	Level 3	Total
Proprietary Technology			1,200,106	1,200,106
Total Proprietary Technology			1,200,106	1,200,106

at September 30, 2010
	Level 1	Level 2	Level 3	Total
Proprietary Technology
Total Proprietary Technology			—	—

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Table of Contents	F-11

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

Details of those classifications are shown below.

	September 30, 2011	September 30, 2010
Net assets of discontinued operations:
Cash	$—	$2,197
Accounts receivable	—	—
Deferred offering costs	—	400
Net assets of discontinued operations	$—	$2,597

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$169,176	$195,072

Disputed salaries & vacation of former officers	968,645	968,645
Disputed salary – former employee	20,256	20,256

Disputed payroll taxes for back pay of former officers	84,701	84,701
Disputed interest	209,215	191,346
Interest expenses	42,137	42,137
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 9/30/2010	175,000	175,000
Note discount	—	(860)
Note beneficial conversion feature	—	(166)
Net liabilities of discontinued operations	$1,760,459	$1,767,460

Table of Contents	F-12

	Years ended September 30,
	2011	2010
Discontinued operations:
Revenues	$3,400	$58,788
Cost of sales	—	25,462
Operating expenses	—	36,485
Interest expense	19,612	31,962
Interest income	—	—
Loss from Discontinued Operations	$16,212	$35,121

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

Under the arrangement, we sell to UCF as absolute owner, invoices that we submit to UCF to be factored. Upon purchase, UCF assumes the risk of non-payment on purchased invoices, so long as the cause of non-payment is solely due to the occurrence of an insolvency event. As collateral securing the obligations, we grant UCF a continuing first priority security interest in all accounts and related inventory. Notwithstanding the creation of the above security interest, our relationship with UCF is one of Seller and Purchaser of accounts, and not that of lender and borrower. However, as there is certain recourse for non-payment, the accounts receivable are recorded at the estimated realizable value, net of allowances and the net advanced amount from UCF is recorded as an obligation at the end of fiscal 2010 and 2010. The initial and periodic factoring fee is .45% of the face amount of factored invoices. The factoring period is five days and the purchase price is 80% of the face amount, excluding sales tax.

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

Table of Contents	F-13

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at September 30, 2011 is $59,704.

On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. As of September 30, 2011 $11,625 of this loan was in default.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At September 30, 2011 this note was in default.

NOTE 6– COMMITMENT AND CONTINGENCIES

Rent expense for the years ended September 30, 2011 and 2010 was approximately $0.00 and $7,245 respectively

NOTE 7– RELATED PARTY TRANSACTIONS

In September 30, 2009 the Company issued 28,000,000 common shares at the trading price of the common stock of $0.0012785. The Stock was issued for unpaid compensation to officers and reduced accrued compensation by $35,800.

On July 19, 2010 the Company assumed the line of credit of new management from Chase Bank of $36,000 to fund transitional expenses of which the net advance totaled $44,535.

In September 30, 2011 the Company issued 15,000,000 common shares at the trading price of the common stock of $0.007. The Stock was issued for compensation to new management and recorded and expense of $105,000.

In April 2011 the Company issued 4,000,000 common shares at the trading price of the common stock of $0.0095. The stock was issued for compensation to new management and recorded and expense of $38,000.

Table of Contents	F-14

The Company entered into an employment agreement with its Chief Executive Officer (the “Executive’) on January 1, 2013 (the “Employment Agreement”).  The Employment Agreement, will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the Employment Agreement of 5,000,000 and issuance of common stock for every acquisition granting 5,000,000 for DNA, 5,000,000, and 1,000,000 for MediSouth, LLC
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

For the years ended September 30, 2011 and 2010, the Company paid $0.00 compensation.

The Company entered into an employment agreement with its Chief Financial Officer (the “Executive’) on January 1, 2013 (the “Employment Agreement”).  The Employment Agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or

Table of Contents	F-15

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the Employment Agreement of 5,000,000 and issuance of common stock for every acquisition granting 3,000,000 for DNA, 3,000,000, and 750,000 for MediSouth, LLC
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

For the years ended September 30, 2011 and 2010, the Company paid $0.00 compensation

NOTE 8 - EQUITY

On April 11, 2011 the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000, at $0.01 par value and 180,526,879 are issued and outstanding as of September 30, 2011. and 4,000,000 preferred shares outstanding at a par value of $.01.

The Common stock holders have right to vote one share for every share that is issued.

The Preferred stockholders have designated rights and preferences of a Series A Convertible Preferred Stock, and reserved 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock.

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

Table of Contents	F-16

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

August 26, 2013 the Company issued 120,000 common shares to two Software Sales Personal located in California.

2012

During the ten months ended July 31, 2012 the Company issued 30,000,000 common shares for there the reduction of debt from our CEO and reduced debt of the company by $1,200,106. The Company also issued 19,000 common shares for services rendered by professionals and recorded the expenses based upon the trading price of the common shares of $0.0102 and expensed $204 as consulting fees. The Company issued 706,333 common shares to third parties that have purchased our medical billing software at the trading price of the common stock of $0.0160 and recorded a revenue contra account of $10,401.

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

The Company issued 250,000 in common stock for $25,000 in cash.

2010

No common stock was issued.

Table of Contents	F-17

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of September 30, 2011. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

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

Table of Contents	F-18

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

Table of Contents	F-19

A summary of Options activity for the year ended September 30, 2011 and 2010 is presented below:

	Outstanding Options
	Shares Available for Grant	Number of Shares Granted		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2008	7,000,000	5,271,756		0.43	4.75	$—
Grants		40,000		$0.15		—
Forfeitures		—				—
September 30, 2009	—	5,311,756		$0.43	3.75	—
Grants		—		—
Forfeitures		(5,311,756	)-	.64-
September 30, 2011	7,000,000	—		$—	—	—

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

Warrants

During the year ended September 30, 2011, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Summary of warrant activity for the year ended September 30, 2011 and 2010 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	2,308,497	$.10	$58	$—
Grants	—	—
Expired	—	—
September 30, 2010	2,308,497	$0.10	.38	—
Grants	—	—
Expired	(2,308,497)	—
September 30, 2011	—	$—	$—	$—

Table of Contents	F-20

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

NOTE 10 INCOME TAXES

	September 30,
	2011	2010
Current:
Federal	$0	$0
State	0	0
	$0	$0

Deferred:
Federal	$8,378,837	$8,264,131
State	44,703	25,445
	8,423,540	8,289,576
Valuation allowance	(8,423,540)	(8,289,576)
Provision benefit for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0	9.0
Valuation allowance	(43.0)	(43.0)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Table of Contents	F-21

	September 30,
	2011	2010
Net operating loss carryforward	$25,866,296	25,331,677
Valuation allowance	(25,688,296)	(25,331,677)
Deferred income tax asset	$—	$—

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

NOTE 11 – SOFTWARE ACQUISITION: TRANSACTION BETWEEN ENTITIES UNDER COMMON CONTROL

On January 2, 2011 the Company entered into an asset purchase agreement with certain private companies owned by Michael de la Garza (“MDLG”) whereby NSC acquired the rights to proprietary medical billing and practice management software developed by the private companies.

Table of Contents	F-22

The Office of the Chief Accountant (OCA) of the Securities and Exchange Commission was consulted by Company management to insure that the transaction was recorded correctly on the books of NSC. The OCA considered the facts and circumstances as described below in their deliberations.

January 1, 2011 Acquisition Of Software A Business Combination Under Common Control

On August 24, 2010 –National Scientific Corporation (“NSC”) signed a letter of intent for NSC to acquire the Private Companies’ assets.

On November 19, 2010 – NSC and MDLG signed a revised letter of intent with the Private Companies.

In accordance with the revised LOI the following occurred and on December 1, 2010 the NSC reported that change on Form 8-K:

1.	On November 19, 2010 - MDLG was appointed CEO, President, and Chairman of the Board. At that time there were now then 3 Board members.
2.	On November 29, 2010, 4,000,000 shares of Preferred A were authorized by the Board. These preferred shares are not convertible but entitle to 150 votes per share.
3.	On November 30, 2010 – 3,000,000 Preferred A shares were beneficially issued to The Private Companies and 1,000,000 were issued to another Board member.
4.	On January 2, 2011 the sale of the software by the Private Companies to NSC was finalized which included the exchange for a $5,000,000 note convertible to 500,000,000 of common stock at $.01 per share. At the time of this transaction the Company did not have the available authorized shares to issue these shares for the convertible note. Therefore, the Company agreed to issue a $5,000,000 promissory note for 8% interest rate the note matures on April 30, 2021.
5.	On January 2, 2011 10,000,000 common shares were beneficially issued to MDLG via an affiliate for compensation.

On January 18, 2011 the prior CEO of NSC resigned from the Board of Directors and a Form 8-K was filed on February 8, 2011.

On October 5, 2011 the Company issued Absolute Medical Software Systems, LLC 30,000,000 common shares in full payment of this promissory note.

On January 3, 2013 the Company engaged a valuation expert to assess the value of the software for impairment purposes at September 30, 2011 and 2012. The Company valued the software and source code on the development cost of the software provided by Absolute Medical Software Systems, LLC of $4,296,000 for September 30, 2011 and September 30, 2012. This valuation was done by an independent Certified Valuation Analysis.

Prior Public Company Transaction

Michael de la Garza (“MDLG”) is the owner of three related private companies, Absolute, PayMed, and MedPay (“the private companies”) who own and operate medical billing software. On September 10, 2008 the private company entered into an asset purchase agreement with a prior public company. On September 10, 2008 prior publicly traded companies, purchased all the private companies’ assets, for 10,000,000 shares of common stock per the purchase agreements. On the date of that sale, September 10, 2008, the stock was trading at $.10 which valued the transaction at $1,000.000. This value was based on the software before the update to operate on a Cloud based platform. Management considers the price to represent the fair value of the software at that point in time.

Table of Contents	F-23

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

The Office of Chief Accountant (“OCA”) has determined that due to the voting rights of the Preferred A shares that the transaction occurred between parties under common control. Accordingly, they have determined that the GAAP basis software development cost of the private entity sellers should become the cost basis of NSC.

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

The cost basis was determined as follows:

Cost Basis for assets acquired under Common Control	Cost Basis
Cost basis of Consideration:
Absolute Medical Software Systems LLC development costs from inception	$1,011,222

Impairment of software on September 10, 2008 to value	(11,222)

Total Value at September 10, 2008	$1,000,000
Software Update to Operate on Cloud Based Platform
Absolute Medical Software Systems LLC development costs	$200,106

Total Cost Basis at January 1, 2011	$1,200,106

Purchase Price Allocation	January 1, 2011
Value of Consideration:
Equity instrument of $5,000,000 promissory note converted to 30,000,000 common stock on October 4, 2011 value under common control	$1,200,106
Total Purchase Price	$1,200,106
Cost Basis of Assets acquired under common control:
Assets:
Software source code and development costs of software	$1,200,106
Cost Basis of total assets	$1,200,106

Table of Contents	F-24

NOTE 12– SUBSEQUENT EVENTS

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

August 26, 2013 the Company issued 120,000 common shares to two Software Sales Personal located in California.

2012

During the ten months ended July 31, 2012, the Company issued the following shares:

The Company issued 30,000,000 common shares for there the reduction of debt from our CEO and reduced debt of the company by $1,200,106.

Table of Contents	F-25

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000

Total Purchase Price	$10,000
Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.
3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.
4.	Cloud-MDs will acquire the assets of Kroosss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Kroosss and Marie Kroosss (collectively “Ownership”) of Kroosss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

Table of Contents	F-26

a.	Current Ownership will remain in their current roles at Kroosss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.
b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:

i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Kroosss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.

d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.

5.	The acquired assets and customer base of Kroosss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.
6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Kroosss Medical management Systems, LLC.
7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.
9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:

a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.
b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
iv.	DNA takes 1st support call on all software licenses it sells
v.	Primary, non-exclusive, territories are the states of Mississippi, Alabama and Louisiana with additional non-exclusive territories permissible based on a specific sales opportunity

c.	DNA will become official beta site for Cloud-MDs PM/EMR/RM software releases.

Table of Contents	F-27

10.	Upon acquisition of DNA by Cloud-MDs, Cloud-MDs will assume employer responsibilities for all current Kroosss Medical Management Systems, LLC employees. All employees of Kroosss Medical Management Systems, LLC will remain employed by Cloud-MDs in their current positions for at least 180 days after the acquisition after which time each will be evaluated for their then current responsibilities or considered for new responsibilities.
11.	Independent Medical Practice Support, LLC (“IMPS”) assets and customer base are not part of this acquisition discussion or negotiation and any IMPS related expenses or liabilities must be removed from DNA accounting records and will not be considered in future acquisition discussions or negotiations.

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

Table of Contents	F-28

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

Table of Contents	F-29

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

Table of Contents	F-30

November 21, 2012
Fair Value of Consideration:
Common Stock (800,000 common shares valued at $.018)	$14,400
Total Purchase Price	$14,400
Fair Value of Assets acquired:
Assets:
Software source code and security software	$14,400
Fair value of total assets	$14,400

Table of Contents	F-31

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

During the period January 26, 2007 through December 16, 2011 through the date of the resignation of Semple, Marchal & Cooper, LLP, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Prior to the engagement of S. E. Clark & Company, P.C, neither the Registrant nor anyone on its behalf has consulted with S. E. Clark & Company, P.C, regarding either:

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
(b)	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

Table of Contents	-20-

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2011.

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

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	-21-

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	-22-

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

Name	Age	Title

Michael De La Garza	55	Chairman, CEO, President, Chairman
Pamela J. Thompson	50	Chief Financial Officer, Secretary, Treasurer, Director

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

Table of Contents	-23-

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

Table of Contents	-24-

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2011, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely.

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

ITEM 11. EXECUTIVE COMPENSATION – PAID TO FORMER OFFICERS AND DIRECTORS

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2011, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

Table of Contents	-25-

2011 and 2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Michael De La Garza CEO, President & Chairman	2011 2010	- -	- -	70,000 -	- -	- -	- -	- -	70,000 -

Pamela Thompson, CFO, Secretary, Treasurer & Director	2011 2010	- -	- -	35,000 -	- -	- -	- -	- -	35,000 -

Michael Grollman, former CEO & CFO, Director	2011 2010	42,176 10,000	- -	- -	- -	- -	- -	- -	42,176 10,000

Table of Contents	-26-

2011 and 2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable

Michael De La Garza	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -	- -

Pamela Thompson	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -	- -

Michael Grollman	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -	- -

Compensation of Directors

Our current compensation policy for directors is to compensate them through options to purchase common stock or through common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided except as follows:

On November 19, 2010, the Board of Directors appointed Michael De La Garza as the new Chief Executive Officer, President and Chairman of the Board of Directors.

On November 19, 2010, the Board of Directors appointed Pamela Thompson as the new Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors.

Table of Contents	-27-

Employment Contracts

The Company entered into an employment agreement with its Chief Executive Officer (the “Executive’) on January 1, 2013 (the “Employment Agreement”).  The Employment Agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the Employment Agreement of 5,000,000 and issuance of common stock for every acquisition granting 5,000,000 for DNA, 5,000,000, and 1,000,000 for MediSouth, LLC
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

For the years ended September 30, 2011 and 2010, the Company paid $0.00 compensation.

The Company entered into an employment agreement with its Chief Financial Officer (the “Executive’) on January 1, 2013 (the “Employment Agreement”).  The Employment Agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the Employment Agreement. The Employment Agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or

Table of Contents	-28-

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the Employment Agreement of 5,000,000 and issuance of common stock for every acquisition granting 3,000,000 for DNA, 3,000,000, and 750,000 for MediSouth, LLC
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

For the years ended September 30, 2011 and 2010, the Company paid $0.00 compensation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of September 25, 2013 based on 214,634,216 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael De La Garza(1) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	40,000,000	18.63%
Pamela Thompson(2) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	5,000,000	2.32%
	Common Stock	45,000,000	20.95%
All Officers and Directors As a Group (2 persons)	Common Stock	45,000,000	20.95%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Pamela Thompson does not have beneficial ownership to the stock issued to her; those shares are held in an irrevocable trust for the benefit of her minor children, that she does not have control or voting control of those shares.

Table of Contents	-29-

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

On April 11, 2011 the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000, at $0.01 par value and 180,526,879 are issued and outstanding as of September 30, 2011.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and 4,000,000 are issued and outstanding as of September 30, 2011. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired.

Table of Contents	-30-

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

Table of Contents	-31-

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for the audit of the Company’s annual financial statements for fiscal year ended September 30, 2011 and 2010 were approximately $19,500 per year.

Audit-Related Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2011 and 2010, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2011, and 2010 were $0, and $0, respectively.

All Other Fees. The aggregate fees billed by S. E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2011, and 2010 approximated $0 and $0, respectively.

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

The Board of Directors pre-approved all fees described above.

Table of Contents	-32-

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza
10.13	Employment agreement of Pamela Thompson
14	Code of Ethics(7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

Table of Contents	-33-

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: October 10, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: October 10, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: October 10, 2013	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: October 10, 2013	By: /s/ Pamela Thompson
Pamela Thompson
Director

Table of Contents	-34-