Form 10-Q
period 2011-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-11-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2013
Common stock, $0.01 par value	214,804,216

 CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
	(Unaudited)
	December 31,	September 30,
	2011	2011

ASSETS

CURRENT ASSETS:
Cash	$77,538	$11,016
Total current assets	77,538	11,016

Proprietary technology	1,200,106	1,200,106

TOTAL ASSETS	$1,277,644	$1,211,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advances from officers	$180,214	$180,795
Accounts payables and accrued expenses	8,866	—
Line of Credit	44,535	44,535
Deferred revenue - current	12,213	—
Net liabilities of discontinued operations	1,764,926	1,760,460
Total current liabilities	2,010,754	1,985,790

Deferred revenue - noncurrent	36,637	—
Note payable affiliate	—	1,200,106
TOTAL LIABILITIES	2,047,391	3,185,896

STOCKHOLDERS' DEFICIT:

Preferred stock, $.10 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding as of December 31, 2011 and September 30, 2011	40,000	40,000
Common stock, $.01 par value, 650,000,000 shares authorized; 210,769,879 and 180,526,879 issued and outstanding as of December 31, 2011 and September 30, 2011	2,107,699	1,805,269
Additional paid-in capital	23,363,938	22,409,927
Accumulated deficit	(26,281,384)	(26,229,970)
Total stockholders' deficit	(769,747)	(1,974,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,277,644	$1,211,122

The accompanying notes are an integral part of these financial statements.

Table of Contents	-2-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended
	December 31,
	2011	2010

OPERATING EXPENSES:
Total operating expenses	$51,414	$17,790
OPERATING LOSS	(51,414)	(17,790)

(LOSS) INCOME BEFORE TAXES AND DISCOUNTED OPERATIONS	$(51,414)	$(17,790)

(LOSS) INCOME FROM CONTINUED OPERATIONS	(46,948)	(15,039)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(4,466)	(2,751)

NET LOSS	$(51,414)	$(17,790)

NET LOSS PER COMMON SHARE:
Basic

Continuing operations	$(0.00)	$(0.00)

Discontinuing operations	$(0.00)	$(0.00)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	210,612,596	165,276,913

The accompanying notes are an integral part of these financial statements.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS - UNAUDITED

	December 31,
	2011	2010

Net Loss	$(51,414)	$(17,790)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Discontinued operations	4,466	(2,751)
Changes in assets and liabilities:
Common stock issued for compensation	185	—
Common stock issued for software sales	1,150	—
Accounts payables and accrued liabilities	8,866	—
Deferred revenue - current	12,213	—
Deferred revenue - noncurrent	36,637	—
Net assets from discontinued operations	—	(17,653)
Net cash provided by (used in) operating activities	12,103	(38,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	55,000	—
Advances from affiliates	(581)	10,505
Line of credit	—	27,289
Net cash provided by financing activities	54,419	37,794

INCREASE (DECREASE) IN CASH	66,522	(400)
CASH, BEGINNING OF PERIOD	11,016	2,597
CASH, END OF PERIOD	$77,538	$2,197

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—
Purchase of proprietary technology	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2011 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2011 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue to provide up-front capitalization to Cloud-MD for each provider added to the solution set. Based on a 48-month lease, Cloud-MD would amortize the revenue over the life of the agreement of 48 months. In addition, it features incremental monthly revenue, for the duration of the lease (48 months) based on small usage fees assessed for transactions such as eligibility, claims processing, etc.

The Company has current deferred revenue of $12,213 and noncurrent deferred revenue of $36,637 as of December 31, 2011.

We have adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Impairment of Long-Lived Assets

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Management has not impaired the value of its long lived assets.

Table of Contents	-6-

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

Table of Contents	-7-

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

The following table summarizes fair value measurements by level at December 31, 2011 and September 30, 2011 for assets measured at fair value on a recurring basis:

at December 31, 2011
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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended December 31, 2011 of $52,564, an accumulated deficit of $26,282,534, cash flows provided in operating activities of $62,103 and needs additional cash to maintain its operations.

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

Table of Contents	-8-

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

Details of those classifications are shown below.

	December 31, 2011	September 30, 2011
Net assets of discontinued operations:	(Unaudited)
Cash	$—	$—
Deferred offering costs	—	—
Net assets of discontinued operations	$—	$—

Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$169,176	$169,176
Disputed salaries & vacation of former officers	968,645	968,645
Disputed salary – former employee	20,256	20,256
Disputed payroll taxes for back pay of former officers	84,701	84,701
Disputed interest	213,682	209,216
Interest expenses	42,137	42,137
Former officer note payable at 8% interest rate	59,704	59,704
Shareholders demand note payable at 12%	11,625	11,625
Shareholders demand note payable at 12%	20,000	20,000
Unsecured note payable at 8% interest due November 2010, interest payments in default at 6/30/2010	175,000	175,000
Note discount	—	—
Note beneficial conversion feature	—	—
Net liabilities of discontinued operations	$1,764,926	$1,760,460

	Three Months ended December 31,
	2011	2010
Discontinued operations:	(Unaudited)	(Unaudited)
Revenues	$—	$3,400
Cost of sales	—	—
Operating expenses	—	400
Interest expense	4,466	5,751
Loss from Discontinued Operations	$4,466	$(2,751)

Table of Contents	-9-

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

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 our Chairman Michael Grollman made new personal loans to the Company totaling $159,000 to assist us with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the quarter to September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. The balance of the note at December 31, 2011 is $59,704. On April 27, 2006, we secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. At September 30, 2006 and September 30, 2007 this note was in default. A partial payment towards principal and interest of $5,258 was made on October 6, 2006. As of December 31, 2011 and September 30, 2011 $11,625 of this loan was in default.

Table of Contents	-10-

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. At December 31, 2011 this note was in default.

NOTE 5 – COMMITMENT AND CONTINGENCIES

Rent expense for the three months ended December 31, 2011 and 2010 was approximately $0.00.

NOTE 6– RELATED PARTY TRANSACTIONS

The CEO advanced $180,214 for the three months ended December 31, 2011.

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

On October 15, 2011 the Company issued 30,000,000 common shares for there the reduction of debt from our CEO and reduced debt of the company by $1,200,106. The Company also issued 19,000 common shares for services rendered by professionals and recorded the expenses based upon the trading price of the common shares of $0.0102 and expensed $204 as consulting fees. The Company issued 706,333 common shares to third parties that have purchased our medical billing software at the trading price of the common stock of $0.0160 and recorded a revenue contra account of $10,401.

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
iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the Employment Agreement of 5,000,000 and issuance of common stock for every acquisition granting 5,000,000 for DNA, 5,000,000, and 1,000,000 for MediSouth, LLC
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

For the three months ended December 31, 2011 and 2010, the Company paid $0.00 compensation.

Table of Contents	-11-

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

For the three months ended December 31, 2011 and 2010, the Company paid $0.00 compensation.

NOTE 7 - EQUITY

On April 11, 2011 the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000, at $0.01 par value and 211,991,212 are issued and outstanding as of December 31, 2011 and 4,000,000 preferred shares outstanding at a par value of $.01.

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

2013

The Company issued 177,500 common shares for $121,000 in cash.

The Company issued 560,000 common shares in conjunction with the sale of medical software valued at 16,623.

The Company issued 700,000 common shares for the acquisition of CipherSmith software

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

The Company issued 330,004 common shares to sales personnel valued at $7,954.

Table of Contents	-12-

2012

During the ten months ended July 31, 2012 the Company issued 30,000,000 common shares for there the reduction of debt from our CEO and reduced debt of the company by $1,200,106. The Company also issued 33,000 common shares for services rendered by professionals and recorded the expenses based upon the trading price of the common shares of $0.0102 and expensed $624 as consulting fees. The Company issued 941,333 common shares to third parties that have purchased our medical billing software at the trading price of the common stock of $0.0160 and recorded a revenue contra account of $19,301.

The Company issued 190,000 common shares for $68,000 in cash.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $.001 par value and all are issued and outstanding as of December 31, 2011. The Corporation established and designated the rights and preferences of a Series A Convertible Preferred Stock, and reserved 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” in our 10-K for September 30, 2011, above.

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

Table of Contents	-13-

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

A summary of Options activity for the three months ended December 31, 2011 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	7,000,000	5,311,756		$0.43	1.75	$—
Grants		—		—		—
Forfeitures		—				—
September 30, 2010	—	5,311,756		$0.43	.75	—
Grants		—		—
Forfeitures		(5,311,756	)-	.64-
September 30, 2011		—		$—	—	—
December 31, 2011	7,000,000	—		$—	—	—

Table of Contents	-14-

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

Warrants

During the three months ended December 31, 2011, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited. All remaining warrants shown in the table below expired on April 1, 2011.

Summary of warrant activity for the three months ended December 31, 2011 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
October 1, 2009	2,308,497	$.10	$58	$—
Grants	—	—
Expired	—	—
September 30, 2010	2,308,497	$0.10	.38	—
Grants	—	—
Expired	(2,308,497)	—
September 30, 2011	—	$—	$—	$—
December 31, 2011	—	$—	$—	$—

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

Table of Contents	-15-

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

Table of Contents	-16-

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

2013

The Company issued 177,500 common shares for $121,000 in cash.

The Company issued 560,000 common shares in conjunction with the sale of medical software valued at 16,623.

The Company issued 700,000 common shares for the acquisition of CipherSmith software

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

Table of Contents	-17-

The Company issued 330,004 common shares to sales personnel valued at $7,954.

2012

During the ten months ended July 31, 2012 the Company issued 30,000,000 common shares for there the reduction of debt from our CEO and reduced debt of the company by $1,200,106. The Company also issued 33,000 common shares for services rendered by professionals and recorded the expenses based upon the trading price of the common shares of $0.0102 and expensed $624 as consulting fees. The Company issued 941,333 common shares to third parties that have purchased our medical billing software at the trading price of the common stock of $0.0160 and recorded a revenue contra account of $19,301.

The Company issued 190,000 common shares for $68,000 in cash.

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

June 22, 2012
Fair Value of Consideration:
Common Stock (500,000 common shares valued at $.008)	$10,000
Total Purchase Price	$10,000

Fair Value of Assets acquired:
Assets:
Software	$10,000
Fair value of total assets	$10,000

The acquisitions terms are as follows:

1.	Cloud-MDs will provide medical billing services under Cloud-MDs Corporation. No need for a wholly owned subsidiary to be formed to accommodate medical billing.
2.	DNA will provide personnel, network access, facilities and expertise to deliver contracted billing service support to Cloud-MDs for clients that Cloud-MDs sends to DNA for billing support. DNA will be compensated on an agreed upon schedule. All revenue will be reported as Cloud-MDs revenue and tracked separately.
3.	Goal is to grow DNA related gross revenue within Cloud-MDs to 3X, or greater, current DNA gross revenue over the next 3 years.
4.	Cloud-MDs will acquire the assets of Kroosss Medical management Systems, LLC once the revenue goals in item #3 are achieved. As consideration to Bill Kroosss and Marie Kroosss (collectively “Ownership”) of Kroosss Medical Management Systems, LLC for the acquisition of DNA, Cloud-MDs proposes the following:

Table of Contents	-18-

a.	Current Ownership will remain in their current roles at Kroosss Medical Management Systems, LLC with current responsibilities and will take on additional responsibilities of sales and marketing in the territory of the state of Mississippi and surrounding states and will assume new responsibilities within Cloud-MDs corporate.
b.	Current executive management will remain for a period of not less than 1 year after the acquisition and Ownership salary will be established as $200,000.00.
c.	Current Ownership will be awarded NSCT class 144 stock in the amount of 500,000 common shares, with anti-dilution clause, that is restricted for 12 months during which time Ownership may not sell the awarded stock. These shares will be awarded as follows:
i.	Upon acquisition, 200,000 shares of class 144 common stock with a 12 month restriction with applicable anti-dilution clause. This stock is non-refundable to NSCT in the event of any misrepresentations by NSCT to Kroosss Medical Management Systems, LLC during the acquisition or the first 90 days following the acquisition;
ii.	After the first 90 days following the acquisition, NSCT will award to the Ownership 300,000 shares of class 144, common stock with a 12 month restriction with applicable anti-dilution clauses.
d.	For one (1) year after the acquisition, current Ownership will have the opportunity to earn up to 125,000 shares, per calendar quarter, of addition shares of NSCT common stock based on meeting certain performance criteria. The shares will be issued with applicable anti-dilution clause.
5.	The acquired assets and customer base of Kroosss Medical Management Systems, LLC will be merged into the current asset and customer base of Cloud-MDs.
6.	Upon the purchase of DNA by Cloud-MDs, all liabilities of DNA as of the date of asset transfer will be the responsibility of Kroosss Medical management Systems, LLC.
7.	DNA cannot add new clients. New clients will be sent to Cloud-MDs.
8.	DNA ownership may be called upon to act as a reference for Cloud-MDs and/or work with Cloud-MDs senior management in an advisory capacity.
9.	DNA will become a Cloud-MDs software (PM/EMR/RM) reseller and will acquire an enterprise license with unlimited use:
a.	Enterprise license is $100,000 and includes all updates, hosting, etc. and DNA receives 100,000 shares of Cloud-MDs 144 class stock if done prior to stock roll-back. If after roll-back, stock award shall equal $100,000/then current share price. Leasing is available.
b.	DNA can resell licenses to current DNA clients or other clients:
i.	MSRP of software license is $50,000/provider, leasing is available
ii.	A commission of up to 40% of revenue on each software license sold goes to DNA + up to 3,000 shares of stock per software license sold and support will be provided by DNA staff after training.
iii.	All revenue other than commissions goes to Cloud-MD
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

Table of Contents	-19-

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

Table of Contents	-20-

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
4. Par level/reorder tracking
5. RX expiration tracking
6. Auto supply re-ordering from a practices established suppliers

Table of Contents	-21-

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

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

November 21, 2012
Fair Value of Consideration:
Common Stock (800,000 common shares valued at $.018)	$14,400
Total Purchase Price	$14,400
Fair Value of Assets acquired:
Assets:
Software source code and security software	$14,400
Fair value of total assets	$14,400

Table of Contents	-22-

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

Table of Contents	-23-

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

The following summarizes and provides additional detail regarding the primary software solutions comprising the proprietary software:

Table of Contents	-24-

Practice Management (“PM”) - The PM solution addresses many of the critical needs of healthcare providers, from specialists to general practitioners. The system incorporates the operational and managerial requirements of any size practice and fully integrates innovative and proven revenue management tools to enhance revenue and profit while lowering expenses. The PM solution allows the user to instantaneously track, control, record and share patient medical information-throughout every phase of care.

The practice management solution has the following features:

- Scheduling

- Revenue Management

- Billing

- Procedure and Charge Entry

- Claims Creation, Editing, and Submission

- Collections & Accounts Receivable Management

- Standard and Automated Payments, Receipts Processing

- Reporting

Electronic Health Records (“EHR”) - The EHR solution offers a complete answer to the medical record-keeping needs of a practice, and facilitates compliance with governmental requirements for meaningful use. The fully-integrated EHR system allows users to instantaneously track, control, record and share patient medical information throughout every phase of care in real time via the internet. The system also attempts to bridge a communication gap that may exist between primary care physicians and additional specialists, consultants and laboratory and radiology personnel involved in a single patient’s care.

The electronic medical records solution has the following features:

- Multi-Office or Multi-Doctor Patient Scheduling

- Patient Encounters

- Encounter Template

- Prescriptions

- Diagnostic Exams

- Patient Monitoring

- Automated Assistants

- Document Management

- Messaging

- Security

Revenue Cycle Management (“RCM”) - The revenue management solution facilitates the efficient performance of a number of financial and administrative transaction processes through its real time access to electronically accessible insurance plans.

The revenue cycle management solution has the following features:

- Real-Time insurance Eligibility

- Real-Time Claims Editing and Submission Management

- Patient Credit/Self-Pay Collections

- Patient Finance

- Electronic Payment Processing

Patient Financial Services - The patient financial services solution shifts the burden of lost revenue from the healthcare provider to the patient by utilizing a system for collection process from the moment debt exists through the final payment. Such financial services also enable lower merchant fees as credit, debit or check transactions can be processed through a virtual e-terminal.

Table of Contents	-25-

The patient financial services solution has the following benefits:

- Increased Collections

- Reduced Accounts Receivable

- Reduced Patient Bad Debt

- Reduced Patient Billing Expenses

- No Collection Calls

- Expedites Cash Flow

Healthcare Inventory Management - The healthcare inventory management solution provides a medical supply inventory management system specifically designed for small and medium-sized medical practices, home health, long-term care, and surgery centers. Based on a barcode scanning system, the inventory management system has been designed to reduce workloads by automating inventory control processes. The management system is cloud-based, and therefore requires no installation, on-site software or special hardware as it is fully delivered over the internet.

The medical and pharmaceutical supply management solution has the following features:

- Centralized Management Control over Medical Supply and Drug Inventory

- Real Time Utilization and Financial Inventory Summary

- Low Price Notifications

- Par Level and Reorder Tracking

- RX Expiration Tracking

- Auto Supply Re-Ordering

Such services can facilitate a seamless and cost efficient process for purchasing items as they provide access to a full range of medical, surgical, and laboratory supply products and equipment for both medical offices and surgery centers.

Medical Billing Services - The medical billing software is also available on a cloud basis and does not require any sort of special computing environment at the user’s facility. One service provided by the billing software includes the management of medical claims through the tracking of charges from their posting to their payment. The software is additionally capable of monitoring and researching all rejected or denied medical claims. Monthly financial statements can also be generated by the medical billing software, and the patient inquiry and support feature assists patients with billing and insurance questions.

The billing software has the following features:

- Use of full PM, RCM and EHR software suite by client physician offices and Company Medical Billing Service Personnel

- HIPAA Security

- Patient Balance Cash-Flow Enhancement Processes

- Claims Processing, Submission, Follow-Up, and Work-Flow Enhancement

- Collections and Automated Posting

- Coding

- Patient Statement Management

- Account Reconciliation

- Delinquency Management

- Reporting

- Performance Monitoring

Personal Health Information (“PHI”) Exchange - PHI exchange involves referrals management and communication between physicians, and between physician and patient. With HIPAA compliant security, the Software is able to securely transmit and secure information through the help of tools like EHR.

Table of Contents	-26-

MARKETING AND DISTRIBUTION

The marketing strategy for the web-based software owned by Cloud Medical Doctor Software Corporation includes communicating the Software’s advantages as they relate to the needs of target customers. A primary competitive advantage is the ability to provide software services at little or no start-up cost with free online training and support. CMDS has used, or plans on using, brochures, public relations, advertising, customer loyalty programs, strategic partnerships, and trade shows to generate attention to the Software.

The Software can be acquired by the client based on the following three different models:

- Leasing plus Transactions

- Subscription plus Transactions

- Percentage of Collected Revenue (Billing Services only)

Leasing plus Transactions

This model is designed to provide up-front capitalization to Cloud-MD for each provider added to the solution set. Based on a 48-month lease, Cloud-MD would realize approximately $50,000 in gross revenue on day 1 of the lease. In addition, it features incremental monthly revenue, for the duration of the lease (48 months) based on small usage fees assessed for transactions such as eligibility, claims processing, etc.

Based on an estimate of 600 patient visits per month per provider, management estimates incremental revenue would be approximately $100 per month per provider for a total of $4,800 over the 48- month lease duration.

Subscription plus Transactions

The subscription plus transactions model provides no up-front capitalization to Cloud-MD and is a 12-month contract with low upfront costs. This model has no discount on capital nor does it have any carry-forward liabilities each year, it is a profitable model with a low threshold for entry and adoption.

Based on a 600 patient visit per month metric and $2.50 per office visit, this model would yield $1,500 per month in revenue or a total of $72,000 over 48 months. The addition of EHR would yield an additional $28,800 for a combined total of $98,800. Clients are also charged for long-term record storage and based on the 600 patient visits per month metric; this could yield as much as $20,000 over the same 48 month period.

Percentage of Collected Revenue

This model is based on acquisition of smaller billing companies that have a client base of at least 20 physician offices. It provides no upfront capitalization to Cloud-MD and is a 12- month contract with low upfront costs and use of Cloud-MD Office. It has no transaction costs. Revenue is generated on a % of gross practice income. According to management, since this model has no discount on capital nor does it have any carry-forward liabilities each year, it is a profitable model with a low threshold for entry and adoption.

Based on a solo practitioner seeing 600 patients per month, an 8% service fee and assuming that the average office visit is $125, this model would yield $4,800 ($125 X 80% collection rate X 8% X 600 patients) per month in gross revenue per provider or a total of $230,400 over 48 months. This is a more cost-effective and more profitable model for the provider as Cloud-MD has technology and business processes that can increase the net income for providers at no additional cost to them.

COMPETITION

Although other medical software vendors are in operation, relatively few currently provide products or services on a cloud basis with a billing services component. Management considers Athenahealth, Inc. to be its most direct competitor, with additional competition coming from McKesson Corporation.

Table of Contents	-27-

The following is a brief summary of the identified companies with competing software products:

Athenahealth, Inc. (Nasdaq: “ATHN”) - Athenahealth, Inc., a business services company, provides ongoing billing, clinical-related, and other related services to medical group practices primarily in the United States. The company provides services through the AthenaNet, a proprietary Internetbased practice management application. It offers AthenaCollector, a revenue cycle management service that automates and manages billing-related functions for physician practices, and includes a practice management platform. The AthenaCollector assists its physician clients with the handling of claims and billing processes to help manage reimbursement.

The company also provides Anodyne Analytics, a business intelligence application, which offers physicians and practice managers with insight into practice performance. In addition, it provides Athena- Clinicals, an electronic health record service that automates and manages medical-record management- related functions for practices, as well as assists medical groups with the handling of physician documentation, orders, and related inbound and outbound communications.

Further, the company offers AthenaCommunicator that allows practices to manage patient communication tasks electronically, including the use of automated reminder calls; the creation of a self-service patient portal for registration, appointment requests, bill payments, and general communication; automatic generation of emails to patients; and patient education tools. Additionally, it provides AthenaCoordinator, a referral cycle management tool that helps streamline the disorganized system of patient care coordination. ATHN sells its products through a direct sales force, as well as through channel partners.

The company was formerly known as Athenahealth.com, Inc. and changed its name to Athenahealth, Inc. in November 2000. ATHN was incorporated in 1997 and is headquartered in Watertown, Massachusetts.

McKesson Corporation (NYSE: “MCK”) - McKesson Corporation, together with its subsidiaries, delivers pharmaceuticals, medical supplies, and health care information technologies to the healthcare industry primarily in the United States. It operates in two segments, McKesson Distribution Solutions and McKesson Technology Solutions.

The McKesson Distribution Solutions segment distributes ethical and proprietary drugs, medical surgical supplies and equipment, and health and beauty care products in North America. The McKesson Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, and strategic management software solutions, as well as pharmacy automation solutions for hospitals; and connectivity, outsourcing, and other services, including remote hosting and managed services to healthcare organizations. This segment also includes Payer group of businesses, which include InterQual clinical criteria solution, medical management tools, claims payment solutions, network performance tools, and care management programs. This segment’s customers include hospitals, physicians, homecare providers, retail pharmacies, and payers in North America, the United Kingdom, Ireland, other European countries, and Israel. MCK was founded in 1833 and is headquartered in San Francisco, California.

Discontinued Operations

Our former line of business pertaining to Mobile DVR and Location Products was discontinued on February 4, 2010.

Results of Operations for the Three months ended December 31, 2011 and December 31, 2010

The Company generated $48,850 in sales of our medical billing software on December 29, 2013. The sales are recognized over a 48 month lease agreement.

General and administrative expenses increased to $51,414 from $17,790 for the three months ended December 31, 2011 and 2010, respectively. Our General and administrative expenses are related to the new medical billing company operations.

We recorded a loss from discontinued operations for the three months ended December 31, 2011 of $4,466 of $2,751 for three months ended December 31, 2010. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 4 - Discontinued Operations” to the accompanying Financial Statements).

Table of Contents	-28-

Liquidity and Capital Resources

The Company has material notes, one from our prior Chief Executive Officer for approximately $59,704, one convertible note with an investor relationship with Strategic Working Capital Fund, LP $175,000 net of discount and beneficial conversion feature of $0.00 with a total balance due of $175,000, and three notes with shareholders of $31,625. As of December 31, 2011 the Company was in default on all notes since the Company has not paid the required quarterly interest payments. In July 2010 our new CEO advanced $180,214.

Our cash provided (used in) by operating activities were $12,103 and ($38,194) for the three months ended December 31, 2011 and 2010, respectively. The increase in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to decreases in amounts payable, in 2011 as compared to the 2010 period.

Cash provided by financing activities was $54,419 and $37,794 for the three months ended December 31, 2011 and 2010, respectively. We received cash from the sale of common stock of $55,000 and advances from affiliate of $10,505 and advances from our line of credit of $27,289 and repaid advances from affiliates of ($581).

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

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	-29-

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2011. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2012 through 2013.
b.	There were no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-30-

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2011 during our nine months ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

2013

The Company issued 177,500 common shares for $121,000 in cash.

The Company issued 560,000 common shares in conjunction with the sale of medical software valued at 16,623.

The Company issued 700,000 common shares for the acquisition of CipherSmith software

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

The Company issued 330,004 common shares to sales personnel valued at $7,954.

Table of Contents	-31-

2012

During the ten months ended July 31, 2012 the Company issued 30,000,000 common shares for there the reduction of debt from our CEO and reduced debt of the company by $1,200,106. The Company also issued 33,000 common shares for services rendered by professionals and recorded the expenses based upon the trading price of the common shares of $0.0102 and expensed $624 as consulting fees. The Company issued 941,333 common shares to third parties that have purchased our medical billing software at the trading price of the common stock of $0.0160 and recorded a revenue contra account of $19,301.

The Company issued 190,000 common shares for $68,000 in cash.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2011.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-32-

ITEM 6.  EXHIBITS

Exhibits filed herein for December 31, 2011

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza
10.13	Employment agreement of Pamela Thompson
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

Table of Contents	-33-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: November 14, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 14, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-34-