Form 10-Q/A
period 2011-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2013-11-26
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on November 14, 2013 is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described herein.

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

Registrant Date: November 26, 2013	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 26, 2013	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

-3-