Form 10-K
period 2012-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-01-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

(702) 818-9011

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). [ ] Yes [x] No

Aggregate market value of the voting stock held by non-affiliates: $1,657,698 as based on the closing price of the stock on March 30, 2012 (the last business day of the Registrant’s prior second fiscal quarter). The voting stock held by non-affiliates on that date consisted of 165,769,879 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 2, 2014, there were 215,029,216 shares of common stock, par value $0.01, issued and outstanding 4,000,000 shares of preferred stock, par value $0.01.

Documents Incorporated by Reference: None

Cloud Medical Doctor Software Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012 and 2011

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

PART I

ITEM 1. BUSINESS.

General

The financial statements presented in this report of Cloud Medical Doctor Software Corporation, a Texas corporation. When the terms “Cloud”, the “Company,” “we,” “us” or “our” are used in this document, those terms refer to Cloud Medical Doctor Software Corporation.

Our Company

The Company was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation (“Cloud-MD”). During 1996, the Company acquired the operations of Eden Systems, Inc. (“Eden”) as a wholly owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. From September 30, 1997 through the year ended September 30, 2001, we aimed our efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research.

Beginning in calendar 2002, we focused our efforts on the development, acquisition, enhancement and marketing of location device technologies. Our revenue was derived from sales of electronic devices.

On February 4, 2010, the prior Board members, Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operation of the Company's Mobile DVR and Location Products business and operate these remaining Company assets in a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC was to pay the Company 2% of revenues and $100,000. However, Mr. Grollman nor NSC Labs, LLC have paid any consideration for this transaction.

On November 19, 2010, the prior management was terminated and new management began working on operations related to the Company’s medical billing software. In fiscal 2011, the year of termination of prior management, new management deemed that the above transaction transferring prior operations to NSC Labs, LLC was transacted in full and final settlement of the liabilities to former management. Since the transaction was related to former management who had the ability to affect the terms and outcomes of the liabilities, the transaction has been subsequently recorded as an increase to additional paid in capital.

Item 1. Description of Business

Cloud Doctor Medical Software Corporation

In 2011, Cloud-MD introduced the Cloud-MD Office, a “Cloud Based”, 5010 ready and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help Independent Physician Practices, New Care Delivery Models (ACO), Healthcare Systems and Billing Services optimize a wide range of business processes resulting in Increased Profits, Higher Quality, Greater Efficiency, Noticeable Cost Reductions and Better Patient Care. Current software product offerings include Practice Management, Electronic Medical Records, Revenue Management, Patient Financial Solutions, Medical and Pharmaceutical Supply Management, Claims Management and PHI Exchange.

In 2012 Cloud-MD launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries & support to assist patients with their billing and insurance questions.

Table of Contents	-2-

Products and Services

Cloud-MD™ Software Products

Our applications and platforms provide real value to the individual clinician making their job easier, while at the same time benefiting other players in the health care system continuum. Cloud-MD™ has differentiated itself by using the Software as a Service (“SaaS”) Cloud Computing based business model in order to:

•	Lower software and hardware startup cost for providers
•	Lower per patient visit cost
•	Lower IT maintenance and support cost for providers
•	Lower days in account receivable
•	Increase practice revenue per patient
•	Lower costs for Cloud-MD™ while preserving high-value, high-margin aspects of the acquisition models for CloudMD™
•	Provide a solution that makes it extremely unlikely that customers will leave for other software systems or billing services
•	Offer data mining of the extremely valuable data that is captured by Cloud-MD™ software
•	Offer a software solution suitable for both independent medical providers or medical billing companies desiring a Meaningful Use certified product with a feature set designed for billing companies
•	Build a business model designed for fast growth and high profitability

Physician financial and clinical systems are rapidly evolving and are the main driving force to meet a heightened demand for a growing need to increase efficiencies so physicians can make better patient care and profitability decisions. Cloud-MD™’s interoperable systems optimize the physician’s ability to increase revenues, increase efficiencies, lower costs, and increase profitability.

This business process management within healthcare is better known as Revenue Cycle Management (RCM) and has the following major components:

Cloud-MD™ Office is a fully INTEGRATED and INTEROPERABLE suite of SaaS products and medical practice services that provide the flexibility to address the ever changing business and production requirements within a medical practice setting. Physicians and their management teams prefer to have interoperable systems and services delivered by one company that also provides the installation, training, and support of those systems.

By combining an interoperable suite of systems, billing management and other services, Cloud-MD™ Office can help to increase the physician’s profitability and office efficiency by electronically: (1) documenting patient encounters; (2) automatically coding those encounters with a billing logic that is designed to maximize income; (3) analyzing the financial and clinical performance of the practice; (4) notifying the physician. By reducing paper based errors, increasing speed and accuracy of collections, and improving operational decision making, Cloud-MD™ enables the physician to improve their performance and their financial position.

Table of Contents	-3-

Physicians use a multitude of products and services in their daily operations. Cloud-MD™ Office offers products and services to physicians that meet HIPAA, 5010, ICD-10 and Meaningful Use criteria and include, but are not limited to, the following:

1.	Cloud-MD™ Electronic Medical Records (“EMR”) software is quickly becoming a necessity rather than a luxury in the field of medicine. Cloud-MD™’s EMR software can also help streamline coding and billing, appointment scheduling, prescription writing – and ultimately patient safety.

2.	Cloud-MD™’ Business Intelligence (“BI”) dashboard tool for physician practices is being developed internally for both clinical and financial applications. Business Intelligence is used to analyze the financial health of the practice and proactively address trends. Cloud-MD™’s BI has been in development for the past two years and is currently in Beta testing. The product utilizes dashboards to provide a visual display of the practice’s business health, with over 20 Key Performance Indicators (“KPI”). By streamlining these functions, the physician can better focus on having a more profitable practice. Test markets have widely applauded the product. It is anticipated that the product will be ready to market in mid-2012.

3.	Practice Management (“PM”) Software, out of all of the different kinds of medical software available, is the system that is most useful to every physician on a daily basis. The main reason: it is the only system that generates income from the medical services provided to patients. In addition, while some programs are designed to facilitate surgical procedures or help doctors make more accurate diagnoses, practice management programs deal with organizing the ins and outs of the daily occurrences in a medical office.

4.	Revenue Cycle Management (“RCM”) Software consists of a suite of capabilities that will help your practice identify and prevent~~s~~ revenue cycle losses. Cloud-MD™ facilitates the efficient performance of the complex financial and administrative transaction processes that healthcare groups face every day. The Cloud-MD™ solution is EHNAC, HDX, ANSI HL 7, EDI and ASP/Cloud Computing model compliant and delivered through a HIPAA secure, high-performance, high-volume web portal. Components of the Revenue Cycle Management solution include:

a.	Cloud-MD™ Claims Manager provides the most advanced and efficient Claim Lifecycle Management Solutions for ALL of a practice’s insurance claims during every step of the processing cycle, ensuring you receive every dollar to which you are entitled. The Claims Manager significantly improves the way physicians communicate with payers, optimize revenue capture, shorten payment cycle time, improve operational efficiencies, collect additional revenue and better manage their revenue stream and resources.

b.	Cloud-MD™ Real-Time Insurance Eligibility Verification improves practice profitability by solving the problems with eligibility verification, the cause of three out of four insurance denials. With real-time access to approximately all electronically accessible plans, the Cloud-MD™ Eligibility Verification and Benefit Inquiry permits a provider to determine if a patient is currently eligible for coverage from a payer.

c.	Cloud-MD™ Patient Credit is a totally new concept in patient collections for the HealthCare Provider - it shifts the burden of lost revenue from the provider to the patient. It utilizes a proven system for managing the collection process from the moment of creation of the debt through the final payment, all without costing the provider any money or resources. It fully automates the payment process and benefits include: Increased Collections; Reduced A/R; Reduced Patient Bad Debt; Reduced Patient Billing Expenses; No Collection Calls; Expedites Cash Flow.

d.	Cloud-MD™ e-Payment Solution offers multiple ways to process Credit, Debit and Check transactions. It offers the lowest rates for merchant processing through either a credit card point of sale terminal or through our Virtual e-terminal. It will accept all of the major Credit and Debit cards so that you can provide more payment options to your patients.

5.	Cloud-MD™ Billing Services stands out from the crowd of medical billing companies. Cloud-MD™ offers a complete medical billing solution, offers best-of-breed technology, an air tight medical billing process, actionable reporting and broad experience and can work its clients' medical billing systems. Cloud-MD™ Billing Services is a major component of Revenue Cycle Management and will assist physicians in maximizing their revenues as they see patients. Physicians typically pay more than they should for billing – either internal or outside services. Because Cloud-MD™ can combine the Company systems and processes within the billing company; we can quickly reduce expenses of the operation and increase profitability of the physician’s practice.

Table of Contents	-4-

6.	Patient Health Information Exchange (“PHI”) offers a new concept in referrals management, physician-to-physician communications and physician-to-patient communications. With complete HIPAA compliant security and use of already familiar electronic tools such as an EMR/EHR, email or a FAX machine, Patient Health Information can be easily and securely transmitted and retrieved by only the intended parties.

7.	Information Security (“IS”) offers CipherLoc™, the most comprehensive security coverage available and easily complies with HIPAA guidelines. CipherLoc™ is a patent pending, state-of-the-art Polymorphic Cipher Engine that was created as an advance Polymorphic Key Progression Algorithm (“PKPA”) cipher engine. CipherLoc™ is an industry changing, ground breaking and innovative solution for making all digital communications virtually impenetrable, thus, giving any corporation or individual the capability to achieve virtually the same security offered by a One Time Pad (OTP), the most secure cipher solution known, without all of the disadvantages. The CipherLoc™ Polymorphic Cipher Engine makes obsolete all other existing, individual, commercially available, digital cipher technologies.

8.	Healthcare Inventory Management (“IM”) is a sophisticated, yet easy-to-use, solution for inventory management and product acquisition as well as a resource for accessing detailed, actionable information about specific product usage in order to help streamline current processes and procedures to manage the costs and complexities of the internal Inventory Cycle of a healthcare business.

9.	Practice Optimization Consulting is an audit based service performed on the individual practice in order to make recommendations on ways to improve efficiencies and increase revenues. Our team of experts will analyze how your practice functions and looks at your specific systems and needs. Based on our findings, we will help you develop a program that will improve the efficiency of your practice, leading to higher profits.

10.	Cloud MD Cross Border Verticals provides ancillary income to its members and will provide physician members the opportunity to increase their personal revenue by receiving dividends from the Company for buying goods and services they are required to have. As mentioned earlier, Physicians indirectly control 50 – 60% of all healthcare spending. Cloud MD Cross Border Verticals gives the physician the opportunity to benefit financially from this type of spending.

11.	Company Owned Services offers opportunities for physicians to potentially share in the revenue generated by the various divisions of the company.

12.	Recurring Income Opportunities from various third party vendors like insurance purchases or group supply purchases will be negotiated and made available to share among the Cloud MD members.

Cloud-MD™ software products are fully integrated, designed as cloud based computing solutions deployed using the following architectural and physical models:

Multiple User Platforms and 24/7 Availability

Cloud MD
• ICD10 Ready
• 5010 Compliant
• Secure - HIPAA & 5010
• 100% Cloud Based
Laptop
Desktop
Tablet
PDA
Internet
Cellular Communications
Web Servers
Firewall
Database Servers
Internet
Lab Services
ePrescription Services
Insurance Payers

Table of Contents	-5-

We have already attracted physician investors and have already begun the process of developing our “Cross Border Verticals” initiative which includes services such as Inventory Management of medical supplies and pharmaceuticals as well as program development for a Concierge Medicine initiative.

In addition, we are in negotiations with several major healthcare and healthcare solution providers, cumulatively representing several thousand medical providers, to offer a variety of products and services.

CipherLoc™ “To Defeat the Attacker” Software Product

CipherLoc™ is the first truly Polymorphic Cipher Engine that can be used in commercial, security sensitive applications and is far more secure than any cipher by itself. This PKPA Engine eliminates replay attacks because the cipher morphs quickly over time. It also rejects data access and injection, false commands, and data alteration. All such methods are keys to cyber intrusion, spoofing, and electronic attacks. Only one practical polymorphic cipher exists, CipherLoc™. CipherLoc™ is one facet of a layered defense in depth protection plan for any organization. Cost effective and easy to use, the CipherLoc™ Polymorphic Cipher Engine provides an electronic gate that restricts access to vital assets, production facilities, and distribution systems that comprise the backbone of today’s electronics based organizations.

This morphing cipher engine features low latency, minimal memory requirements, and small size. It is able to morph, or change at least 3,000 times per second. This is a cipher that gets stronger as technology improves rather than easier to break. While no measure cures all problems, CipherLoc™ will protect communications, networks and electronic assets better than any other cipher currently available, and just as well as the One Time Pad (OTP) without the prohibitive expense and time latency associated with the OTP.

What is a “Polymorphic Cipher”?

A polymorphic cipher has the ability to change an encryption to another method of encryption or key on the fly and is more commonly known as a “mutating” cipher. Polymorphic ciphers are a revolutionary idea based on the information content in a message rather than the difficulty of the key. Using advanced set theory and information theory, this encryption method does not rely exclusively on large keys and complicated permutation/obscuring techniques. This makes the algorithm faster, thus, allowing cipher changes to occur VERY quickly, and requires less memory than other encryptions. Polymorphic changes take place at a rate no slower than the effective “unicity distance” (that certain amount of information needed in order to decrypt an encrypted message) of the cipher, more frequently than enough information can be collected to break the code. Most other ciphers are easily broken as hardware gets faster because it is easier to check all possible keys in the cipher key space. However, if a polymorphic cipher is implemented properly, the speed of the encryption will increase as the hardware gets faster. Thus, unlike other ciphers, this type of software becomes safer as computers get faster.

Table of Contents	-6-

CipherLoc™ - Key Facts:

1.	CipherLoc™ was created as an advance Polymorphic Key Progression Algorithm (“PKPA”) cipher engine that achieves essentially the same security as a One Time Pad (“OTP”), the most secure cipher known, without all of the disadvantages.

2.	CipherLoc™ will eliminate dependence on a single type of cipher.

3.	The estimated number of keys is greater than 2.5x101500 per second. Even then the person breaking the cipher must know EVERY bit that crosses the network during the transmission period. At 100 Mbps transmission rates, this means recording a GB of information to analyze every 10 seconds.

4.	CipherLoc™ works on all operating systems and for all computing environments. More than just an obscuring algorithm, CipherLoc™ extends security without expending additional resources. It is the pinnacle of cipher technology.

5.	CipherLoc™ works using the information content of the message.

6.	CipherLoc™ prevents a cryptographer from getting enough information to recover data.

7.	CipherLoc™ keys are randomized from network traffic.

8.	CipherLoc™ prevents replay attacks because improperly encrypted messages are rejected.

9.	CipherLoc™ can use any (and all) ciphers that are peer reviewed and judged to be strong.

10.	CipherLoc™ changes block size randomly.

11.	Keys change at over 3,000 changes per second (“cps”).

12.	CipherLoc™ gets stronger with hardware and software advances.

13.	CipherLoc™ can be keyed to local or global entropy for additional security.

14.	CipherLoc™ has no need for key distribution (like an OTP) since keys are electronically determined.

15.	CipherLoc™ messages are always different. Repeating messages does not result in the same encrypted text and the same letters in different slots encrypt differently.

16.  CipherLoc™ can be used at Layers 2-7 of the OSI Protocol Stack or within user applications. It can be run as an independent program and added as a module to the program it secures. Operation is transparent to the end user. No new transmission protocol is needed because CipherLoc™ works on the contents of the packets and does not provide a “chosen plaintext” scenario for analysis.

17.  CipherLoc™ is achievable in hardware, software, or a mix of the two.

18.  CipherLoc™ is ideal for internet and private networks.

19.  CipherLoc™ works extremely well for Real Time Operating Systems and control systems.

Table of Contents	-7-

20.	CipherLoc™ automated key generation from a randomized source means that even if the first key is compromised the next key is not formed until the network provides the data. This prevents the so-called “rubber hose” attack.
21.	CipherLoc™ is infinitely configurable and mathematically provably secure. It allows you to have security as good as a government without the same cost and vast array of equipment.

CipherLoc™ - Development

CipherLoc™ is not a static product and because of its very nature will always be a “work-in-progress” so that it can always be one step ahead of contemporary hacking approaches. The CipherLoc™ initial proof-of-concept was done in conjunction with a major U.S. university recognized for its excellence in security instruction and research by the US Government. Today’s CipherLoc™ team consists of several PhD’s (math, computer science, electrical engineering and statistics), elite professors, one of whom is a Fulbright Scholar, graduate students and commercial software developers specializing in operating systems, networking and security. Collectively the development team has specialties and experience in computer science, information theory, ciphers, cryptography, set theory, tactical and strategic electronic warfare, wireless communications, networking, control systems, communications electronics, commercial telecommunications and military telecommunications. Members of the team have worked for some of the largest and most admired engineering companies in existence, have military security expertise, have designed security programs, audited utilities and other infrastructure facilities, designed legal chain of custody applications, created anti-piracy and HIPAA (defined below) programs, protected credit card information, and worked in defense industries. Cooperative research takes place at several different universities with innovative cyber security programs. Each professor leads research teams composed of specially selected researchers specializing in cutting edge mathematics and cryptography techniques for randomization and decryption. Both are used to simplify encryption algorithms and proactively “attack the hack.” The goal is to make hackers react to attacking methods in the cipher rather than to react to new attack methodologies used by the hackers. Members of the research and development team have published papers and books on cryptography and set theory, are Critical Infrastructure Protection (“CIP”) certified, are developing university programs in cyber security, and are considered experts in the field of cryptography.

The Market and Industry

Cloud-MD™ Marketing

CloudMD participates in the rapidly growing US Healthcare industry, which is expected to grow from nearly $2.0 trillion today to approximately $2.9 trillion in the next 2-5 years. Research by The American Medical Association, The Gartner Group, Datamonitor and Forrester Research and others makes it clear that Healthcare Provider spending has been growing annually since 2005 and is expected to continue growing through 2016, led by the IT services segment, whose annual growth rate is expected to be 6.6% CAGR.

Recent industry changes have added many challenges and complexities to the business of the medical practice (EHR transition, PPACA, HIPAA revisions, ACO, ICD-10, eRX, PQRS, declining reimbursement rates, increased patient payment responsibility, etc.). As such, many practices have started to reevaluate the idea of partnering with a professional medical billing or revenue cycle management firm as a possible resource for addressing some of the challenges.

As medical practices evaluate the option of outsourcing the medical billing functions verses performing the process internally, the related cost of each option should be considered. The analysis involves more than simply comparing the billing firm fee to the salary of internal billing staff. A proper analysis can illustrate a substantial price difference between the two options.

When evaluating the cost of performing billing and reimbursement functions internally, a practice should quantify: 1) Salary and Wages; 2) Benefits; 3) Training Costs; 4) Space / Real Estate / Opportunity Costs; 5) EDI Costs; 6) Patient Statement Costs; 7) Office equipment; 8) Office Supplies; 9) Communication Costs; 10) Theft/Embezzlement; 11) Billing Errors.

The fees for outsourcing are typically in the 6% - 9% range - less than the fees the practice may incur to perform billing in house. Furthermore, the cost of medical billing errors can be very expensive to the average medical practice.

Table of Contents	-8-

If a medical billing firm can cause even a slight increase in the quality of the medical billing process, the practice may realize a double benefit in the form of increased revenue as well as decreased total overhead expenses.

Billing firms (i.e. Cloud-MD) can afford to charge less because of economies of scale.

Furthermore, if the billing firm is able to collect more for the practice, the cost as a percentage of total collections can be less because total collections have increased.

Given the recent increase in industry complexities, the partner billing firm can also be used as an additional resource helpful for addressing or assisting with new rules and regulations.

Cloud-MD™ has products and services that participate in this ever expanding market and the size of the market is growing as other expenses incurred by healthcare providers rise over time.

CipherLoc™ Marketing

A new concentration of risks in the cloud is driving the creation of new threat vectors. These new threats, in turn, create uncertainty about the Internet-fueled growth plans of Intel, Google, Microsoft, Yahoo, Apple, Facebook, AT&T, Verizon and just about any tech hardware, software or services company you care to name.

The market for CipherLoc™ spans the entire spectrum of digital communications and covers every industry across the globe. Potential licenses for the CipherLoc™ family of encryption technology are in the 100’s of millions of client licenses.

REGULATIONS

HIPAA - General Information

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”, Title II) require the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. To date, the implementation of HIPAA standards has increased the use of electronic data interchange. Provisions under the Affordable Care Act of 2010 will further these increases and include requirements to adopt:

•	operating rules for each of the HIPAA covered transactions
•	a unique, standard Health Plan Identifier (“HPID”)
•	a standard and operating rules for electronic funds transfer (“EFT”) and electronic remittance advice (“RA”) and claims attachments.

In addition, health plans will be required to certify their compliance. The Act provides for substantial penalties for failures to certify or comply with the new standards and operating rules.

For more information regarding HIPAA including additional provisions under the Patient Protections and Affordable Care Act (Affordable Care Act or “ACA”) of 2010, go to the "Related Links Outside CMS".

Related LinksPrivate and Community Cloud IaaS and PaaS Infrastructure v1.0, Published February 1, 2013

Private and Community Cloud IaaS and PaaS Infrastructure Supplement defines the enterprise-wide standard architecture for building, configuring, and deploying Infrastructure-as-a-Service (“IaaS”) and Platform-as-a-Service (“PaaS”) Cloud Infrastructure. An effective cloud infrastructure enhances productivity by providing a standards-based platform to securely manage the full system life cycle from initial provisioning through eventual retirement and de-provisioning of virtual resources, including virtual machines, storage, and networks.

Table of Contents	-9-

This TRA supplement defines terminology and presents the business rules for use of IaaS and PaaS in private and community clouds at Center for Medicare and Medicaid Services (“CMS”). The document describes the essential characteristics of Cloud services, including on-demand service, resource pooling, rapid elasticity, and measured services, and how these services operate within the CMS multi-zone architecture. This supplement also presents guidance about planning for and deploying IaaS and PaaS-based applications that meet the expectations of CMS and its stakeholders.

Release Management Supplement, v1.0, Published June 28, 2013

This CMS Technical Reference Architecture – Release Management Supplement, Version 1.0 complements the CMS TRA by providing rules and engineering guidance for developing, testing, and hosting CMS distributed systems and business applications within the agency’s data center Development, Test, Implementation, and Production Processing environments.

This supplement provides the rules governing the support and use of CMS data center environments for the conduct of pre-approved, scheduled Development, Validation Testing, and Implementation Testing of distributed CMS systems, infrastructure, and business applications.

The CMS Chief Technology Officer authorizes and approves the publication of the Release Management Supplement and its contents. This supplement augments and aligns with the CMS TRA Foundation 3.0, and CMS will update it on an as-needed basis.

Personnel

As of the date of this report, we have fifteen full-time employees.

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

Table of Contents	-10-

ITEM 2. RISK FACTORS

Outlined below are some of the risks that we believe could affect our business and financial statements. An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements for the year ended September 30, 2012 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2012 of $25,911,091 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Because we are quoted on the OTC Markets formerly known as “Pinks Sheets” instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our stock.

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

Table of Contents	-11-

Our common stock is subject to penny stock regulation.

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

The Company’s directors and officers may control the outcome of most matters submitted to a vote of shareholders.

Our directors and officers control 21.21% of the issued and outstanding common shares of the Company. They also control 100% of the supermajority convertible preferred Series A shares which allows the officers and directors to vote 150 common shares for one preferred shares they holds which is 600,000,000 common shares. The Series Preferred shareholders may also have the right to convert those shares to common shares once they have sent notice to the Board of Directors.

Also the officers and directors have anti-takeover provisions are in addition to the ability of these directors and officers of the Company to vote shares representing a significant majority of the total voting power of the Company’s common shares.  See the officers’ employment agreements.

Under Texas law, common shares of the Company owned by the officers and directors may be voted in a manner in which those votes are determined by the two directors Michael De La Garza and Pamela J. Thompson. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company.  See Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Table of Contents	-12-

The cloud-based computing model presents execution and competitive risks.

Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are devoting significant resources to develop our own competing cloud-based software plus services strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic and market share;
•	maintaining the utility, compatibility and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, tablets and television set top devices; and
•	continuing to enhance the attractiveness of our cloud platforms to third-party developers.

We face intense competition.

We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products. In response to competition, we continue to develop versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

Security vulnerabilities in our products and services could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and gain access to our networks and data centers. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products and services;
•	enhancing security and reliability features in our products and services;
•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks;
•	improving the deployment of software updates to address security vulnerabilities;
•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and
•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

Table of Contents	-13-

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. In addition, if third parties gain access to our networks or data centers they could obtain and exploit confidential business information and harm our competitive position.

Our business depends on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Delays in product development schedules may adversely affect our revenues.

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on cloud-based software plus services also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions and joint ventures may have an adverse effect on our business.

We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don't realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management's attention from our other businesses. These events could harm our operating results or financial condition.

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

ITEM 2. PROPERTIES

From 2010 through December 31, 2011, the Company used the Chief Financial Officer’s office as the Corporation’s office at no cost to the Company.

Since January 2012, the Company shares an office with a shareholder at 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014. The office is at no cost to the Company.

Table of Contents	-16-

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

On July 5, 2013, the Company filed a complaint against Krooss Medical Management Systems, LLC, William F. Krooss and Marie W. Krooss in the United States District Court, District of Nevada Case No. 2013-CV-01187-ABG-VCF for the collection of $150,000 of unpaid medical billing fees that were seriously delinquent.

After many attempts by the Company to begin collections, the Defendants refused to pay the outstanding balances, however they expected the Company to continue to bill for them. The Complaint includes causes of action for Breach of the Permanent Asset Transfer and Purchase Agreement (“PTAPA”), Breach of Billing and Collections Contracts, Negligence, Breach of the Duty of Good Faith and Fair Dealing, Tortious Interference with Business Relations, Fraud, among other causes of action.

On August 13, 2013, Krooss Medical Management Systems et al filed a Complaint in Chancery Court of Rankin County, Mississippi Case No. 13-1372 as a strategy to keep the collection matter in Mississippi Chancery Court.

Case No. 13-1372 was remanded to the United States District Court, Southern District of Mississippi Jackson Division Case No. 3:13CV507-HTW-LRA.

This litigation is a collection matter of unpaid fees by the Defendants and the Company denies the allegations (Breach of the PTAPA, Rescission of the PTAPA, Breach of Billing and Collections Contracts, Negligence, Quantum Meruit, Restitution, and Estoppel, Breach of the Duty of Good Faith and Fair Dealing, Tortious Interference with Business Relations, among other causes of action) filed in Mississippi Chancery Court related to this collection matter. The Company does not expect the cost to litigate this matter to adversely affect the Company’s operations. However, the Company has reduced operations in DNA-Cloud in Mississippi as the Company believes the sellers have interfered with the billing contracts purchased which is one of the causes of action in the Complaint, among others. The Company believes many of the contracts have been terminated due to the interference by the sellers, and DNA-Cloud has not been able to expand the business because of the reputation of the sellers in Jackson, Mississippi and the surrounding area.

ITEM 4. REMOVED AND RESERVED

Table of Contents	-17-

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cloud common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “NSCT.”

At September 30, 2012, there were 211,991,212 shares of common stock of Cloud outstanding and there were in excess of 902 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cloud’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2012
First Quarter (October – December 2011)	$0.01	$0.01
Second Quarter (January – March 2012)	$0.01	$0.01
Third Quarter (April - June 2012)	$0.03	$0.02
Fourth Quarter (July – September 2012)	$0.03	$0.03
Fiscal Year 2011
First Quarter (October – December 2010)	$0.01	$0.01
Second Quarter (January – March 2011)	$0.01	$0.01
Third Quarter (April - June 2011)	$0.01	$0.01
Fourth Quarter (July – September 2011)	$0.01	$0.01

On January 2, 2014, the closing bid price of our common stock was $0.0248.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended September 30, 2012. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cloud’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer located in Las Vegas, Nevada.

Recent sales of Unregistered Securities

Fiscal Year Ended September 30, 2014

In October 2013, the Company issued 25,000 shares of common stock for cash of $5,000.

In October 2013, the Company issued 160,000 shares of common stock to Antree Systems Ltd and 40,000 shares of common stock to Michael Anthony in accordance with the Asset Purchase Agreement. These shares were valued at $6,000 based on the market price on the date of grant.

Table of Contents	-18-

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Ltd and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel these replacement shares because the shares were lost when delivered to Antree Systems. The Company replaced those lost shares and will cancel the shares that were lost when delivered to Ireland at the office of Antree Systems.

Fiscal Year Ended September 30, 2013

During the year ended September 30, 2013 the Company issued 217,500 shares of common stock for $143,000 in net proceeds as follows:

Date	Number of Shares	Value
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	$3,000
October 14, 2012	18,750	$2,500
October 14, 2012	18,750	$2,500
December 6, 2012	15,000	$3,000
March 12, 2013	20,000	$20,000
March 12, 2013	20,000	$20,000
April 17, 2013	20,000	$20,000
August 26, 2013	20,000	$2,000

In October 2012, the Company issued 50,000 shares of common stock valued at $1,300 based on the market price on the date of grant, in conjunction with the sale of medical software. The Company also issued 10,000 shares of common stock valued at $260 based on the market price on the date of grant, as commission payments to Krooss.

On December 6, 2012, the Company issued 100,000 shares of common stock valued at $2,800 based on the market price on the date of grant, for the sale of medical software and 100,000 shares of common stock valued at $2,800 based on the market price on the date of grant for consulting services.

On March 12, 2013, the Company issued 50,000 shares of common stock valued at $1,750 based on the market price on the date of grant, for the sale of medical software and 50,000 shares of common stock valued at $1,750 based on the market price on the date of grant for consulting services.

On March 21, 2013, the Company issued 100,000 shares of common stock valued at $3,500 based on the market price on the date of grant, for the purchase of software in the Company in accordance with the Software Licensing and Subscription Agreements.

On March 21, 2013, the Company issued 667,000 shares of common stock valued at $23,345, based on the market price on the date of grant, to Krooss Family Trust LLP for compensation for the salaries for the entire year of 2013.

On April 17, 2013, the Company issued 300,000 shares of common stock valued at $6,000, based on the market price on the date of grant, to Krooss Family Trust LLP for the acquisition of Doctors Network of America in Flowood, Mississippi and all of the assets of that company. On April 17, 2013, the Company issued 78,500 to Krooss Family Trust LLP for compensation in accordance with the DNA acquisition agreement and the shares of common stock valued at $2,630, based on the market price on the date of grant, for the software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

On April 17, 2013, the Company issued 75,000 shares of common stock valued at $2,513, based on the market price on the date of grant, for the software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

On May 1, 2013, the Company issued 20,000 shares of common stock valued at $522, based on the market price on the date of grant, for programming consulting services.

Table of Contents	-19-

On May 10, 2013, the Company issued 20,000 shares of common stock valued at $522, based on the market price on the date of grant, for programming consulting services.

On June 26, 2013, the Company issued 25,000 shares of common stock valued at $450, based on the market price on the date of grant, for software investment in the company in accordance with the Software Licensing and Subscription Agreements.

On August 26, 2013, the Company issued 100,000 shares of common stock valued at $1,800 based on the market price on the date of grant, to two software sales personnel located in California.

On September 30, 2013, the Company issued 120,000 shares of common stock valued at $3,000 based on the market price on the date of grant, for programming consulting services.

On September 30, 2013, the Company issued 50,000 shares of common stock valued at $1,250 based on the market price on the date of grant, for software investment in the company in accordance with the Software Licensing and Subscription Agreements.

During year ended September 30, 2013, the Company issued 500,004 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $15,800 based on the market price on the dates of grant.

Fiscal Year Ended September 30, 2012

During year ended September 30, 2012 the Company issued 190,000 shares of common stock for $68,000 as follows:

Date	Number of Shares	Value
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	$50,000
June 21, 2012	65,000	$13,000

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the extinguishment of debt from our CEO in the amount of $1,200,106 in principal.

December 15, 2011 the Company issued 18,000 shares of common stock for services rendered by professionals and recorded the expenses based upon the market price of $0.0102 and expensed $184 as consulting fees.

The Company issued 941,333 shares of common stock to third parties that have purchased our medical billing software at the market price of the common stock ranging from $0.0115 to $0.03. The Company recorded $19,301 as a reduction to revenue and increase to equity for the value of the shares issued.

The Company issued 200,000 shares of common stock on June 21, 2012 to Krooss Medical Management in accordance with the acquisition agreement for Doctors Network of America and recorded it at the market price of the common shares of $0.020 and as an investment in Krooss Medical Management of $4,000. As of September 30, 2012, the full value of the investment has been impaired.

On June 21, 2012 the Company issued 1,000 shares of common stock for services rendered by professionals and recorded the expenses based upon the market price of $0.02 and expensed $20 as consulting fees.

The Company issued 100,000 shares of common stock to MediSouth LLC in accordance with the acquisition agreement and recorded it at the market price of the common shares of $0.025 and as an investment in MediSouth LLC of $2,500. The value of the investment is included in the proprietary technology on the Balance Sheet.

On September 9, 2012, the Company issued 14,000 shares of common stock for services rendered by professionals and recorded the expenses based upon the market price of $0.03 and expensed $420 as consulting fees.

Table of Contents	-20-

Common Stock

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. There were 211,991,212 shares issued and outstanding as of September 30, 2012. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value and 4,000,000 are issued and outstanding as of September 30, 2012. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been granted to our CEO & CFO on November 30, 2010 and issued on April 11, 2012 which was valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired.

Stock Option Plan

Our board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. The 2000 Stock Option plan terminated in accordance with the term on December 1, 2010. The Current Board of Directors has not approved nor extended the Stock Option Plan; therefore, it is terminated.

ITEM 6. SELECTED FINANCIAL DATA

This is not required for smaller reporting companies and the company has elected to omit this information.

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

Table of Contents	-21-

Business

The Company was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation. During 1996, the Company acquired the operations of Eden Systems, Inc. (Eden) as a wholly owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. From September 30, 1997 through the year ended September 30, 2001, we aimed our efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning in calendar 2002, we focused our efforts on the development, acquisition, enhancement and marketing of location device technologies. Our revenue was derived from sales of electronic devices.

On February 4, 2010, the prior Board members, Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operations of the Company's Mobile DVR and Location Products business and operate these remaining Company assets in a Limited Liability Company named NSC Labs, LLC, a company controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC entered into an agreement to pay the Company $100,000 plus 2% of revenues. As of this filing, neither Mr. Grollman nor NSC Labs, LLC have paid the specified consideration for this transaction. Accordingly, no receivable has been recorded in the accounting records of the Company.

On November 19, 2010, the prior management was terminated and new management began working on operations related to the Company’s medical billing software. In fiscal 2011, the year of termination of prior management, new management deemed that the above transaction transferring prior operations to NSC Labs, LLC was transacted in full and final settlement of the liabilities to former management. Since the transaction was related to former management who had the ability to affect the terms and outcomes of the liabilities, the transaction has been subsequently recorded as an increase to additional paid in capital.

The Future for Cloud-MD™

Our business strategy includes the acquisition of successful billing companies in strategic markets, the acquisition or licensing of useful emerging technologies and the direct sale to physicians of Cloud-MD™ Office software licenses.

On the Medical Software and Billing Services side of the equation, Cloud-MD™ has already begun the sale of software licenses and the acquisition of billing companies with the purchase of Doctors Network of America, LLC and is currently in final negotiations with two others billing companies in Texas and we are currently in talks with another medical software company to acquire their software assets and customer base.

Our model is effective because we offer:

•	Software For Life – Buy One Time
•	Evergreen Product - Support, Maintenance and Upgrades Included With User License
•	Physician Ownership Opportunity – Stock Award With Purchase Of License
•	Cloud-MD™ is Publicly Traded NSCT.PK
•	Patented Auto Post Feature - To Eliminate Need For Manual Posting of Electronic Remittance Advice (835) By Staff
•	Multiple Opportunities to Recover Investment (Meaningful Use Dollars, Stock Award Option, IRS Section 179, Lower Employee and Maintenance Cost)
•	State-Of-The-Art Claims Editing and Real-Time Eligibility - Increase Collections and Reduce Days in A/R
•	Cloud Based Technology- IPAD, IPHONE, ANDROID, GOOGLE, WINDOWS for Anytime and Anywhere Availability and Eliminates Catastrophic Loss of Data

Table of Contents	-22-

As we move forward building on our current platforms and strengths and gaining significant momentum in acquisitions, capabilities and revenue streams, it is important for Cloud-MD™ to augment its portfolio of capabilities with solutions that complement those offerings currently available. With the addition of a pending acquisition, we will add another dimension to our Cloud-MD™ Office and Billing Services offering that will offer a secure mechanism for providers to exchange patient PHI without the need to have all of the providers on a common EMR platform, but will integrate with our EMR in a manner that offers prospective large clients such as hospitals, ACO’s, etc. the functionality of an Electronic Health Interchange without the huge costs and overhead. In addition, we have recently developed enhanced capabilities within our Cloud-MD™ Office product offering that will offer superior solutions to hospitalists, nursing home practitioners and providers of home health services.

The Future for CipherLoc™

The digital cipher and encryption market offers seemingly endless opportunity. Our CipherLoc™ Polymorphic Cipher Engine is a ground-breaking; state-of-the-art Polymorphic Key Progression Algorithm (PKPA) based digital encryption solution that has wide-spread applicability throughout the commercial computer, communications and broadcasting industries as well as significant applicability in the government arena.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. The Company sells its software to a medical practitioner for direct payment or through a third party leasing company for direct payment to the Company. The third party lease agreement is a non-recourse debt and the Company is not responsible for the default of the medical practitioner. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of new licenses issued. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. VSOE of fair value of services is based upon stand-alone sales of those services.

Subscription revenue is generated from bandwidth and information storage. One year and each year thereafter, the software is purchased and installed the purchaser will pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

Table of Contents	-23-

Transaction revenue is generated from the following services and recognized when the transaction occurs:

•	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
•	Paper Claims $1.00 Paper claim fee;
•	Carrier Direct $0.16 Carrier direct fee;
•	Fast Forward $0.35 Fast forward transaction fee; and,
•	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company has not incurred any transaction revenue in the year ended September 30, 2012 or 2011.

Cost of License, and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers.

The amortization of acquired technology for products acquired through business combinations are considered as cost of revenues.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2012, Compared to Fiscal Year Ended September 30, 2011

Revenue increased to $487,703 from $0 for the years ended September 30, 2012 and 2011, respectively. Our revenue increased due to the commencement of our operations in medical billing contracts to health care providers.

Cost of revenue increased to $181,739 from $0 for the years ended September 30, 2012 and 2011, respectively. Our cost of services increased due to the increase in medical billing contracts to health care providers, the need to continually update the software to comply with health care regulations and the amortization of the intangible assets.

General and administrative expenses decreased to $223,211 from $246,545 for the years ended September 30, 2012 and 2011, respectively. Our general and administrative expenses are related to the salaries related to production of our software developers.

Table of Contents	-24-

Research and development costs increased to $151,000 from $93,871 for the years ended September 30, 2012 and 2011, respectively. Our research and development increase is related to updated software required to be in compliance with Affordable Care Act updated and modifications.

Impairment of assets increased to $4,000 from $0 as we impaired the purchase of the Doctors’ Network of America operations in Mississippi that was discontinued in 2013 due to alleged seller interference with contracts after the closing of the transaction on March 16, 2013

Interest expenses increased to $1,488 from $0 for the years ended September 30, 2012 and 2011, respectively.

Gain on write off of debt increased to $410,482 from $0 as the company wrote-off notes payable, accounts payable and accrued expenses previously classified as discontinued operations that was expired under the statute of limitations. Since the write off was related to debt incurred related to discontinued operations the gain has been netted to that caption.

We recorded a gain from discontinued operations for the year ended September 30, 2012 of $392,614 compared to a $16,212 loss for the year ended September 30, 2011. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from the GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2012 of $25,911,091 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company has a line of credit with Chase for $21,762. This line of credit allows us to borrow up to $50,000 as a revolving line of credit. The Company also has received advances from our Chief Executive Officer of $25,591 which we have used to help fund our operations.

Cash flows from operations. Our cash provided by (used in) operating activities were $150,317 and ($220,631) for the years ended September 30, 2012 and 2011, respectively. The increase in cash flows provided by operations was primarily attributable to the changes in operating assets and liabilities and the increase in revenues in 2012 as compared to the 2011 period.

Cash flows from financing activities. Cash (used in) provided by financing activities were ($109,977) and $229,050 for the years ended September 30, 2012 and 2011, respectively. We received cash from sales of our common stock of $68,000 and $25,000 for the years ended September 30, 2012 and 2011, respectively. During the year ended September 30, 2011, we received advances from our CEO of $159,515. During the year ended September 30, 2012, our CEO advanced us $7,969 and made payments of $25,236 directly on our line of credit. The Company made repayments on the advances from our CEO of $188,410 during the year ended September 30, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	-25-

ITEM 8. FINANCIAL STATEMENTS

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

Table of Contents	-26-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cloud Medical Doctor Software Corporation
(Formerly National Scientific Corporation)
Henderson, Nevada

We have audited the accompanying balance sheet of Cloud Medical Doctor Software Corporation as of September 30, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Cloud Medical Doctor Software Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Medical Doctor Software Corporation as of September 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cloud Medical Doctor Software Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Cloud Medical Doctor Software Corporation has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
January 13, 2014

Table of Contents	-27-

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cloud Medical Doctor Software Corporation,

fka National Scientific Corporation

Phoenix, Arizona

We have audited the accompanying balance sheet of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation (the “Company”), as of September 30, 2011 and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Medical Doctor Software Corporation, fka National Scientific Corporation, as of September 30, 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss for the year ended September 30, 2011 of $356,629, an accumulated deficit at September 30, 2011of $ 26,229,970, cash flows used by operating activities of $220,628, and needs additional cash flows to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona

September 30, 2013

Table of Contents	-28-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
	September 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$51,356	$11,016
Accounts receivable	4,888	—
Total current assets	56,244	11,016

Proprietary technology, net	1,022,591	1,200,106

TOTAL ASSETS	$1,078,835	$1,211,122

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$229,736	$—
Advances from officers	25,591	180,796
Line of credit	21,763	44,535
Net liabilities of discontinued operations	—	1,760,459
Total current liabilities	277,090	1,985,790

Note payable to affiliate	—	1,200,106

TOTAL LIABILITIES	277,090	3,185,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding as of September 30, 2012 and 2011	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 211,991,212 and 180,526,879 issued and outstanding as of September 30, 2012 and 2011, respectively	2,119,912	1,805,269
Additional paid-in capital	24,552,924	22,409,927
Accumulated deficit	(25,911,091)	(26,229,970)
Total stockholders' equity (deficit)	801,745	(1,974,774)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,078,835	$1,211,122

The accompanying notes are an integral part of these financial statements.

Table of Contents	-29-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS
	Year Ended
	September 30,
	2012	2011

REVENUES	$487,703	$—
COST OF REVENUES	181,739	—

GROSS PROFIT	305,964	—

OPERATING EXPENSES:
General and administrative	223,211	246,546
Research and development	151,000	93,871
Impairment of assets	4,000	—
Total operating expenses	378,211	340,417
OPERATING LOSS	(72,247)	(340,417)

OTHER (INCOME) AND EXPENSES
Interest expense	1,488	—
Total other (income)	1,488	—

LOSS FROM CONTINUED OPERATIONS	(73,735)	(340,417)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	392,614	(16,212)

NET INCOME (LOSS)	$318,879	$(356,629)

NET INCOME (LOSS) PER COMMON SHARE (Basic and diluted):
Continuing operations	$(0.00)	$(0.00)

Discontinued operations	$0.00	$(0.00)

Total	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	210,463,497	176,559,071

The accompanying notes are an integral part of these financial statements.
Table of Contents	-30-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

SEPTEMBER 30, 2010	—	$—	165,276,879	$1,652,769	$22,434,427	$(25,873,341)	$(1,786,145)

Common stock issued for compensation			15,000,000	150,000	(45,000)		105,000

Preferred stock issued for compensation	4,000,000	40,000			(2,000)		38,000

Common stock issued for cash			250,000	2,500	22,500		25,000

Net loss						(356,629)	(356,629)

SEPTEMBER 30, 2011	4,000,000	$40,000	180,526,879	$1,805,269	$22,409,927	$(26,229,970)	$(1,974,774)

Common stock issued for settlement of debt			30,000,000	300,000	900,106		1,200,106

Common stock issued for investment			200,000	2,000	2,000		4,000

Common stock issued for purchase of software			100,000	1,000	1,500		2,500

Common stock issued for the purchase of billing software			941,333	9,413	9,888		19,301

Common stock issued for consulting services			33,000	330	294		624

Common stock issued for cash			190,000	1,900	66,100		68,000

Write-off of related party debt					1,163,109		1,163,109

Net income						318,879	318,879

SEPTEMBER 30, 2012	4,000,000	$40,000	211,991,212	$2,119,912	$24,552,924	$(25,911,091)	801,745

The accompanying notes are an integral part of these financial statements

Table of Contents	-31-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS
	September 30,
	2012	2011

Net income (loss)	$318,879	$(356,629)
Discontinued operations	(392,614)	16,212
Net loss from continuing operations	(73,735)	(340,417)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
Depreciation and amortization	180,015	—
Impairment of assets	4,000	—
Stock issued for compensation	624	143,000
Stock issued with licensing agreements	19,301	—
Changes in operating assets and liabilities:
Accounts receivable	(4,888)	—
Accrued expenses	25,000	—
Net assets and liabilities from discontinued operations	—	(23,214)
Net cash provided by (used in) operating activities	150,317	(220,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	68,000	25,000
Advances from officer	7,969	159,515
Repayment of advances from officer	(188,410)	—
Proceeds from line of credit	2,464	44,535
Net cash (used in) provided by financing activities	(109,977)	229,050

INCREASE IN CASH	40,340	8,419
CASH, BEGINNING OF YEAR	11,016	2,597
CASH, END OF YEAR	$51,356	$11,016

CASH PAID FOR:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Reclass from discontinued operation to accounts payable	$204,736	$—
Write off of debt – related parties	$1,163,109	$—
Common stock issued for purchase of software	$6,500	$—
Transfer from line of credit to advance from officer	$25,236	$—
Common stock issued for settlement of debt	$1,200,106	$—
Debt issued for purchase of proprietary technology	$—	$1,200,106

The accompanying notes are an integral part of these financial statements.

Table of Contents	-32-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Cloud Medical Doctor Software Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation.

In 2011, Cloud-MD introduced the Cloud-MD Office, a “Cloud Based”, 5010 ready and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help Independent Physician Practices, New Care Delivery Models (ACO), Healthcare Systems and Billing Services optimize a wide range of business processes resulting in Increased Profits, Higher Quality, Greater Efficiency, Noticeable Cost Reductions and Better Patient Care. Current software product offerings include Practice Management, Electronic Medical Records, Revenue Management, Patient Financial Solutions, Medical and Pharmaceutical Supply Management, Claims Management and PHI Exchange.

In 2012 Cloud-MD launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries & support to assist patients with their billing and insurance questions.

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at September 30, 2012 of $25,911,091 and needs additional cash to maintain its operations.

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

Table of Contents	-33-

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Impairment of Long-Lived Assets

The long-lived assets were being evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The identifiable intangibles are amortized over their useful lives of 5 years and are reviewed annually for impairment. The Company impaired $4,000 directly related to the acquisition of Doctors Network of America operating in Jackson Mississippi, which is presently in litigation.

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Table of Contents	-34-

The following table summarizes fair value measurements by level at September 30, 2012 and 2011 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At September 30, 2012
Proprietary Technology			1022,591	1,022,591
Total Proprietary Technology			1,022,591	1,022,591

At September 30, 2011
Proprietary Technology			1,200,106	1,200,106
Total Proprietary Technology			1,200,106	1,200,106

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of September 30, 2012 and 2011, the Company had no valuation allowance for the Company’s accounts receivable.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. The Company sells its software to a medical practitioner for direct payment or through a third party leasing company for direct payment to the Company. The third party lease agreement is a non-recourse debt and the Company is not responsible for the default of the medical practitioner. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Table of Contents	-35-

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of new licenses issued. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. VSOE of fair value of services is based upon stand-alone sales of those services.

Subscription revenue is generated from bandwidth and information storage. One year and each year thereafter the software is purchased and installed the purchaser will pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

Transaction revenue is generated from the following services and recognized when transaction occurs:

•	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
•	Paper Claims $1.00 Paper claim fee;
•	Carrier Direct $0.16 Carrier direct fee;
•	Fast Forward $0.35 Fast forward transaction fee; and,
•	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company has not incurred any transaction revenues in the year ended September 30, 2012.

Cost of License, and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $73,298 and $0 for the years ended September 30, 2012 and 2011, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the years ended September 30, 2012 and 2011 were $151,000 and $93,871, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Table of Contents	-36-

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2012 and 2011, the Company had no potentially dilutive instruments outstanding.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, September 30, 2012, through the date of issuance of the financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – INTANGIBLE ASSETS

The following is a detail of intangible assets at September 30, 2012 and 2011:

	2012	2011
Source Code License	$2,500	$—
Software License	1,200,106	1,200,106
Acquisition of Doctor’s Network of America	4,000	—
Total intangible assets	1,202,606	1,200,106
Accumulated amortization of intangible assets	(180,015)	—
Impairment of assets	(4,000)	—
Total intangible assets	$1,022,591	$1,200,106

The Company recognized a $4,000 impairment of long-lived assets as of September 30, 2012. The Company’s intangible assets were placed into service starting in the second quarter of fiscal 2012. The amortization expense was $180,015 and $0 for the years ended September 30, 2012 and 2011, respectively.

Table of Contents	-37-

Source Code License

On August 14, 2012, the Company, through a comprehensive agreement (the “License Agreement”) with MediSouth, LLC, (“MediSouth”) has purchased a complete source code license (the “License”) and will integrate and enhance this feature set as part of its ever expanding Cloud-MD Office product suite.

The License Agreement requires the following:

a)	That MediSouth will provide the Company with all software updates for the License within 5 working days of MediSouth implementing those same software updates in its own production version of the License.
b)	The Company has the right to modify the software contained in the License to meet its operational needs.
c)	The Company shall provide to MediSouth, with the permission of each affected Company client, the de-identified purchasing data which is any data that would identify a patient such as social security numbers, date of birth, health condition, among others that it collects as a result of the Company’s clients utilizing the embedded Medical Supplies and Pharmaceutical Inventory Management functionality provided by the License.
e)	MediSouth shall receive 100,000 shares of the Company’s non-dilutable, common stock with a one (1) year trading restriction.
f)	The Company may not sell the License, transfer the License, allow any other entity to use the License as part of that entity's software application or transfer any rights to another party to use the License separately from the Company’s products in which the License is embedded.

The fair value of the consideration and the assets acquired is based on the aggregate value of the 100,000 shares of common stock issued in exchange for the software. The total fair value on August 14, 2012 was $2,500.

Software License

On January 2, 2011, the Company entered into an asset purchase agreement with certain private companies owned by Michael de la Garza (“MDLG”), the Company’s CEO, whereby the Company acquired the rights to proprietary medical billing and practice management software developed by the private companies.

The Company issued a $1,200,106 convertible promissory note with an 8% interest rate and convertible into common stock of the Company at a price to be determined later in exchange for the purchase of the software. The note matures on April 30, 2021.

In October 2011, the Company issued Absolute Medical Software Systems, LLC an entity owned by MDLG, 30,000,000 shares of common stock in full payment of this promissory note and interest accrued as of the date of conversion. The market price per share on the date of grant was $0.008 per share. No gain or loss was recorded on the conversion of the convertible promissory note

The Company has determined that due to the voting rights of the Preferred A shares owned by MDLG, that the transaction occurred between parties under common control. Accordingly, the Company has determined that the cost basis of the software acquired should become the cost basis of the Company.

Table of Contents	-38-

Cost Basis for assets acquired under Common Control	Cost Basis
Cost basis of Consideration:
Absolute Medical Software Systems LLC development costs from inception	$1,011,222
Impairment of software on September 10, 2008 to value	(11,222)

Total Value at September 10, 2008	$1,000,000
Software Update to Operate on Cloud Based Platform
Absolute Medical Software Systems LLC development costs	$200,106

Total Cost Basis at January 1, 2011	$1,200,106

Doctors Network of America

On June 22, 2012 the Company entered into an acquisition agreement that ultimately closed on March 16, 2013. The Company agreed to acquire Doctors Network of America in Flowood, Mississippi for 500,000 shares of common stock. As of September 30, 2012, only 200,000 shares were issued as a deposit. The value of the shares on the date of grant was $4,000 which was recorded as a deposit on acquisition. Immediately after the transaction was closed on March 15, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts which was approximately $200,000. The Company and the sellers are currently in litigation over the disputed transaction fees. Accordingly, as of September 30, 2012, the Company has impaired the full value of the deposit.

NOTE 6- DISCONTINUED OPERATIONS

The Company discontinued the Mobile DVR and Location Products on February 4, 2010. The product required that most of our customers require monitoring and/or tracking of a person or object, and reporting this information back to a central location. The product was primarily used in school systems to track students boarding and exiting school buses for the safety of the students.

The Company’s former Board of Directors believed that it was in the best interest of the Company to discontinue the business operations of the GPS operational device business. In 2011, this business was transferred to National Scientific, LLC, a company owned by the Company’s prior CEO, by prior management in which the Company’s former CEO was to pay $100,000 for that technology. The former officer never paid the required compensation. The Company’s new management recorded the activities associated with the transferred assets as discontinued operations.

Accordingly, the Company reclassified the assets, liabilities and operations related to its GPS operational device business as discontinued operations.  Consequently, the accompanying financial statements reflect the assets, liabilities and operations of the GPS operational device business as net assets of discontinued operations, net liabilities of discontinued operations and operations from discontinued operations. As of September 30, 2012 and 2011, the Company did not have any net assets related to the GPS operational device business.

Table of Contents	-39-

Details of the classifications for net liabilities and operations are shown below.

	September 30, 2012	September 30, 2011
Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$—	$169,176

Disputed salaries & vacation of former officers	—	968,645
Disputed salary – former employee	—	20,256

Disputed payroll taxes for back pay of former officers	—	84,701
Disputed interest	—	209,215
Interest expenses	—	42,137
Former officer note payable at 8% interest rate	—	59,704
Shareholders demand note payable at 12%	—	11,625
Shareholders demand note payable at 12%	—	20,000
Unsecured note payable at 8% interest due November 2010 interest payments in default at 9/30/2009	—	175,000
Net liabilities of discontinued operations	$—	$1,760,459

	Year ended September 30,
	2012	2011
Discontinued operations:
Revenues	$—	$3,400
Cost of sales	—	—
Operating expenses	—	—
Interest expense	(17,868)	(19,612)
Gain from write-off of debt	410,482	—
Gain (Loss) from Discontinued Operations	$392,614	$(16,212)

Commitments and contingencies that were discontinued as a result of the transfer of the assets to National Scientific LLC as follows:

On November 1, 2005, the Company entered into a financing program with Strategic Working Capital Fund, LP. The terms of this program included a five-year note payable at maturity in November 2010 for $175,000, at an annual interest rate of 8%. Interest was due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares included weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the note had various put and call rights, and has a right to early payment under certain conditions after 2 years. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs were amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs. Management received a legal opinion and determined that this note is unenforceable and has been written off during fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

Table of Contents	-40-

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005 the Company’s former Chairman Michael Grollman made personal loans to the Company totaling $159,000 to assist it with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the three months ended September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 of demand notes payable to Michael Grollman into a new demand note of $13,300 that provided for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. Management received a legal opinion and determined this note is unenforceable and has been written off during fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

On April 27, 2006, the Company secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan was 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009 which have expired unexercised. The note had an approximate maturity date of June 15, 2006. Management received a legal opinion and determined this note is unenforceable and has been written off during fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carried an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan was 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009 which expired unexercised. The note had a maturity date of July 10, 2006. Management received a legal opinion and determined this note is unenforceable and has been written off during fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

NOTE 7 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during the year ended September 30, 2012, the Company wrote off $1,573,591 in creditor liabilities which were all previously included in current liabilities in the accompanying balance sheet. As a result of this write-off, the Company recognized a gain on the write off of liabilities in the amount of $410,482 for third party liabilities, which was recorded in discontinued operations, and additional paid-in capital of $1,163,109 for related party liabilities. The Company will continue to conduct this analysis going forward and write off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

September 30, 2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$66,281
Disputed salaries & vacation of former officers	968,645
Disputed salary – former employee	20,256
Disputed payroll taxes for back pay of former officers	84,701
Disputed interest	227,083
Shareholders demand note payable at 12%	11,625
Shareholders demand note payable at 12%	20,000
Unsecured note payable at 8% interest due in November 2010, interest payments in default	175,000
Total debt mitigation program	$1,573,591
Gain on write off of debt	$(410,483)
Additional paid-in capital (1)	$(1,163,108)

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

Table of Contents	-41-

NOTE 8– COMMITMENT AND CONTINGENCIES

Rent expense for the years ended September 30, 2012 and 2011 was $0 for both years.

The Company entered into an agreement to purchase the assets of Doctors Network of America in June of 2012 and after due diligence by both parties the transaction closed on March 15, 2013. Immediately after the transaction was closed on March 15, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts which was approximately $200,000. In June 2013, the Company sued the sellers in federal court for breach of contract among other causes of action of unpaid medical billing transaction fees of nearly $200,000. The Company believes it will be successful in its litigation. However, if the Company is successful, the collectability of the judgment is highly questionable.

The Company has issued shares to new investors since January 2, 2011, that have an anti-reverse common stock split clause if the Company reverses the common stock. The reverse split of common stock is determined by management but must be approved by Financial Industry Regulation Authority (“FINRA”). Presently FINRA has denied the Company the right to reverse split the common stock until all Securities and Exchange Commission filings are current and at that point and time the Company will submit a request to FINRA to execute a reverse split of the common stock of the Company. The current investors holding anti-reverse split stock will allow them to hold the same number of shares of common stock as status quo after the reverse split. The anti-reverse split common stock is only for stock subject to reverse split and once the reverse split is completed the stock the shareholders that received anti-reverse split stock will be held with regular stockholders as the Company proceeds forward. In accordance with the anti-reverse split provision, no further shares will be issued to the anti-reverse split shareholders once the reverse split is approved and completed.

As discussed in Note 7, the Company has written off $1,573,591 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 9– RELATED PARTY TRANSACTIONS

During the year ended September 30, 2011, the Company issued 15,000,000 common shares to new management at the trading price of the common stock of $0.007. The stock was recorded at fair value as compensation expense of $105,000.

In April 2011, the Company issued 4,000,000 common shares to new management valued at the trading price of the common stock of $0.0095. The stock was recorded at fair value as compensation expense of $38,000.

On October 15, 2013, the Company issued 30,000,000 common shares to the CEO to convert the debt in the principal amount of $1,200,106 in principal.

During the years ended September 30, 2012 and 2011, the CEO advanced the Company cash proceeds of $7,969 and $159,515, respectively. In addition, during the year ended September 30, 2012, the CEO made payments on the Company’s behalf of $25,236 on the Company’s line of credit. The Company repaid $188,410 and $0 of the advances in the years ended September 30, 2012 and 2011, respectively. The advances from the CEO are due on demand and do not accrue interest. As of September 30, 2012 and 2011, the amount owed to the CEO for advances was $25,591 and $180,796, respectively.

NOTE 10 - EQUITY

On April 11, 2011, the Company amended its Articles of Incorporation to increase the authorized common shares to 650,000,000 shares and 4,000,000 preferred shares at a par value of $0.01.

Table of Contents	-42-

Fiscal Year Ended September 30, 2012

During year ended September 30, 2012, the Company issued 190,000 shares of common stock for $68,000 as follows:

Date	Number of Shares	Value
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	$50,000
June 21, 2012	65,000	$13,000

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the conversion of debt from our CEO in the principal amount of $1,200,106.

December 15, 2011, the Company issued 18,000 shares of common stock for services rendered by professionals and recorded expense based upon the market price of $0.0102 and expensed $184 as consulting fees.

The Company issued 941,333 shares of common stock to third parties that have purchased our medical billing software at the market price of the common stock ranging from $0.0115 to $0.03. The Company recorded $19,301 as a reduction to revenue for the value of the shares issued.

The Company issued 200,000 shares of common stock on June 21, 2012 to Krooss Medical Management in accordance with the acquisition agreement for Doctors Network of America and recorded it at the market price of the common shares of $0.020 and as an investment in Krooss Medical Management of $4,000.

On June 21, 2012, the Company issued 1,000 shares of common stock for services rendered by professionals and recorded expense based upon the market price of $0.02 and expensed $20 as consulting fees.

The Company issued 100,000 shares of common stock to MediSouth LLC in accordance with the acquisition agreement and recorded it at the market price of the common shares of $0.025 and as an investment in MediSouth LLC of $2,500.

On September 9, 2012, the Company issued 14,000 shares of common stock for services rendered by professionals and recorded expense based upon the market price of $0.03 and expensed $420 as consulting fees.

Fiscal Year Ended September 30, 2011

On January 2, 2011, the Company issued 15,000,000 shares of common stock to new management, valued at the market price of the common stock of $0.007 on the date of grant. The shares were recorded as compensation expense of $105,000.

On September 12, 2011, the Company sold 250,000 shares of common stock for $25,000 in net cash proceeds.

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value. The Corporation established and designates the rights and preferences of a Series A Preferred Stock, and reserve 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock have been issued to our CEO & CFO on April 11, 2011, valued at the trading price of the common stock of $0.0095 and were recorded as an expense of $38,000.

NOTE 11 – STOCK-BASED COMPENSATION

Options

The Prior board of directors adopted the 2000 Stock Option Plan effective January 1, 2001. Our stockholders formally approved the 2000 Stock Option Plan on February 14, 2001. The 2000 Stock Option plan terminated in accordance with the plan provisions on December 1, 2010. The current Board of Directors did not extend the Stock Option Plan, allowing it to terminate.

Table of Contents	-43-

There were no options outstanding for the years ended September 30, 2012 and 2011, respectively.

Warrants

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

During the years ended September 30, 2012 and 2011, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Summary of warrant activity for the years ended September 30, 2012 and 2011 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
September 30, 2010	2,308,497	$0.10	.38	—
Grants	—	—
Expired	(2,308,497)	—
September 30, 2011	—	$—	$—	$—
Grants	—
Expired	—
September 30, 2012	—	$—	$—	$—

NOTE 12 - INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $25.5 million available to offset future taxable income through 2030. For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

NOTE 13– SUBSEQUENT EVENTS

On November 21, 2012, the Company, through a purchase agreement with CipherSmith, LLC, purchased a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks,, service marks, internet domain names or world wide web URS. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the common stock issued in exchange for the software. The total fair value on the date of grant was $15,800.

On June 22, 2012 the Company entered into an acquisition agreement that ultimately closed on March 16, 2013. The Company acquired Doctors Network of America in Flowood, Mississippi for 500,000 common shares and the acquisition was valued at $10,000. As of September 30, 2012, 200,000 shares were issued which were valued at $4,000 and recorded as a deposit on the acquisition. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the common stock issued in exchange for the software. The total fair value on the date of grant was $10,000.

Immediately after the transaction was closed on March 15, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts which was approximately $200,000. The Company and the sellers are currently in litigation over the disputed transaction fees of $200,000. The Company has recorded an additional impairment of the acquired asset in the amount of $4,000 for 2012 and $6,000 for 2013.

In October, 2013, the Company through a purchase agreement with Antree Systems Limited has purchased a complete source code, intellectual property rights, all computer software, patents, or formulas, algorithm licensed or sold under a project known as Compass Rose and appropriate copyrights, patents, mask works, trademarks,, service marks, internet domain names and world wide web URS. The fair value of the consideration and the assets acquired is based on the fair value of the common stock issued in exchange for the software. The total fair value on the date of grant was $6,000.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $65,000 at 4.00% interest rate which renews annually. As of January 10, 2014 we have borrowed $36,500.

On December 17, 2013 the Company amended its Articles of Incorporation that gave the right to the holders of Preferred A shares to convert 1 share of Convertible Preferred A shares to 150 Common Shares of the Company. The holders of the Preferred A shares can convert the shares upon proper notice to the Board of Directors. Presently the holders of the Preferred A shares have not sent notice to the Board of Directors.

Stock issuances

Fiscal Year Ended September 30, 2014

In October 2013, the Company issued 25,000 shares of common stock for cash of $5,000.

In October 2013, the Company issued 160,000 shares of common stock to Antree Systems Ltd and 40,000 shares of common stock to Michael Anthony in accordance with the Asset Purchase Agreement. These shares were valued at $6,000 based on the market price on the date of grant.

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Ltd and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel these replacement shares because the shares were lost when delivered to Antree Systems. The Company replaced those lost shares and will cancel the shares that were lost when delivered to Ireland the office of Antree Systems.

Table of Contents	-45-

Fiscal Year Ended September 30, 2013

During year ended September 30, 2013 the Company issued 217,500 shares of common stock for $143,000 in net proceeds as follows:

Date	Number of Shares	Value
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	$3,000
October 14, 2012	18,750	$2,500
October 14, 2012	18,750	$2,500
December 6, 2012	15,000	$3,000
March 12, 2013	20,000	$20,000
March 12, 2013	20,000	$20,000
April 17, 2013	20,000	$20,000
August 26, 2013	20,000	$2,000

In October 2012, the Company issued 50,000 shares of common stock valued at $1,300 based on the market price on the date of grant, in conjunction with the sale of medical software. The Company also issued 10,000 shares of common stock valued at $260 based on the market price on the date of grant, as commission payments to the Krooss Family Trust LLP.

On December 6, 2012, the Company issued 100,000 shares of common stock valued at $2,800 based on the market price on the date of grant, for the sale of medical software and 100,000 shares of common stock valued at $2,800 based on the market price on the date of grant for consulting services.

On March 12, 2013, the Company issued 50,000 shares of common stock valued at $1,750 based on the market price on the date of grant, for the sale of medical software and 50,000 shares of common stock valued at $1,750 based on the market price on the date of grant for consulting services.

On March 21, 2013, the Company issued 100,000 shares of common stock valued at $3,500 based on the market price on the date of grant, for the purchase of software in the company in accordance with the Software Licensing and Subscription Agreements.

On March 21, 2013, the Company issued 667,000 shares of common stock valued at $23,345 based on the market price on the date of grant, to Krooss Family Trust LLP for compensation for the salaries for the entire year of 2013.

On April 17, 2013, the Company issued 300,000 shares of common stock valued at $6,000 based on the market price on the date of grant, to Krooss Family Trust LLP for the acquisition of Doctors Network of America in Flowood, Mississippi and all of the assets of that company. On April 17, 2013 the Company issued 78,500 to Krooss Family Trust LLP for compensation in accordance with the DNA acquisition agreement and the shares of common stock valued at $2,630 based on the market price on the date of grant, for the software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

On April 17, 2013, the Company issued 75,000 shares of common stock valued at $2,513 based on the market price on the date of grant, for the software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

On May 1, 2013, the Company issued 20,000 shares of common stock valued at $522 based on the market price on the date of grant, for programming consulting services.

On May 10, 2013, the Company issued 20,000 shares of common stock valued at $522 based on the market price on the date of grant, for programming consulting services.

On June 26, 2013, the Company issued 25,000 shares of common stock valued at $450 based on the market price on the date of grant, for software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

Table of Contents	-46-

On August 26, 2013, the Company issued 100,000 shares of common stock valued at $1,800 based on the market price on the date of grant, to two software sales personnel located in California.

On September 30, 2013, the Company issued 120,000 shares of common stock valued at $3,000 based on the market price on the date of grant, for programming consulting services.

On September 30, 2013, the Company issued 50,000 shares of common stock valued at $1,250 based on the market price on the date of grant, for software investment in the company in accordance with the Software Licensing and Subscription Agreements.

During year ended September 30, 2013, the Company issued 500,004 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $15,800 based on the market price on the dates of grant.

Employment Agreements

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 subject to an annual increase of 10% and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.

iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.

v.	An automobile allowance of $1,500 per month.

vi.	A medical insurance allowance of $1,500 per month.

vii.	In the event the Executive's employment is terminated without cause, he will receive the entire contract remaining on the agreement.

Table of Contents	-47-

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;

b.	The Company's EBITA, including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.

iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.

v.	An automobile allowance of $1,000 per month.

vi.	A medical insurance allowance of $1,500 per month.

vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.
Table of Contents	-48-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 27, 2013, the Registrant engaged GBH CPAs, PC as its auditor. The previous auditor, S. E. Clark & Company, P.C., resigned on November 27, 2013.

During the period May 16, 2012 through November 27, 2013, there have been no disagreements with S. E. Clark & Company, P.C. (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of S. E. Clark & Company, P.C. would have caused them to make reference thereto in their report on financial statements for such years.

During the period May 16, 2012 through November 27, 2013 through the date of the resignation of S. E. Clark & Company, P.C., there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 27, 2013, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged GBH CPAs, PC as its independent registered public accounting firm to audit the Registrant’s financial statements for the fiscal year ended September 30, 2012 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending March 31, 2012 through current.

Effective May 26, 2012, the Registrant engaged S. E. Clark & Company, P.C. The previous auditor Semple, Marchal & Cooper, LLP resigned as auditors on December 16, 2011.

During the period January 26, 2007 through December 16, 2011, there have been no disagreements with Semple, Marchal & Cooper, LLP (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Semple, Marchal & Cooper, LLP would have caused them to make reference thereto in their report on financial statements for such years.

During the period January 26, 2007 through December 16, 2011, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Table of Contents	-49-

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2012.

The Company’s material weaknesses in financial reporting were:

The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2012 through and 2013. The Company also lacks segregation of duties and adequate documentation of our system of internal controls. The Company has implemented controls that the CEO would approve all transactions and the CFO would record and report these transactions which would implement segregation of duties weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	-50-

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Providers Solution, Corporation. President and co-founder of a medical software company -2000-2012,

Accident and Injury Medical Centers, Corporation, President and co-founder of a medical rehab company 1993-1999

Medical Synergies, Corporation. COO, President, a medical billing company. 1991-1999

The Center’s for Diagnostic Medical Services, Corporation. COO and President, a medical imaging group company 1991-1999

Pamela Thompson

Cloud Medical Doctor Software Corporation; 2010-Present; Chief Financial Officer, Secretary, Treasurer, member of the Board of Directors,

Ms. Pamela J. Thompson, CPA, P.C. has been Chief Financial Officer, Treasurer, Secretary and Director of Cloud Medical Doctor Software Corporation since November 19, 2010. Ms. Thompson is the Founder of Pamela J. Thompson CPA PC and serves as its Principle Executive Officer.

Ms. Thompson formed Pamela J. Thompson, CPA, P.C. in 1990 and has over 20 years of experience in SEC compliance, tax and accounting for publicly traded companies. Her Sarbanes-Oxley Section compliance implementation experience is focused on assisting publicly traded companies with performing risk assessment on critical business process and documenting business process controls. She served as Chief Financial Officer, Secretary and Treasurer of several public companies. Ms. Thompson started her career in 1986 with the international accounting firm of Arthur Andersen and was subsequently with Pannell Kerr Forester, and one of the larger regional firms Eide, Bailey and Company. Ms. Thompson is featured in Arizona Republic, New Jersey Star, Arizona Women's Success Magazine, National Basketball Players Association Magazine, and Behind the Bench: National Basketball Wives Association Magazine and Wall Street Journal. She is a Certified Fraud Examiner Candidate. Ms. Thompson is also a Member of the Arizona Women's Society of Certified Public Accountants and Behind the Bench: National Basketball Wives Association. She is a Member of the American Institute of Certified Public Accountants. She is also a Member of the Association of Certified Fraud Examiners and Arizona Association of Certified Fraud Examiners. Ms. Thompson holds a Bachelor of Science from Minnesota State University - Moorhead in Accountancy in 1986 and holds her license as a Certified Public Accountant in the State of Arizona in 1993.

Table of Contents	-51-

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

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2012, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely. Current management needs to file Form 4 for the issuance of common shares as follows:

CFO January 2, 2011 5,000,000 common shares

CEO January 2, 2011 10,000,000 common shares

CEO October 2011 30,000,000 common shares

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A form of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

Table of Contents	-52-

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2012, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2012 and 2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Michael De La Garza CEO, President & Chairman	2011 2012	- -	- -	70,000 -	- -	- -	- -	- -	70,000 -

Pamela Thompson, CFO, Secretary, Treasurer & Director	2011 2012	- 60,000	- -	35,000 -	- -	- -	- -	- -	35,000 60,000

Michael Grollman, former CEO & CFO, Director	2011 2012	42,176 -	- -	- -	- -	- -	- -	- -	42,176 -

Table of Contents	-53-

2012 and 2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable

Michael De La Garza	2011 2012	- -	- -	- -	- -	- -	- -	- -	- -	- -

Pamela Thompson	2011 2012	- -	- -	- -	- -	- -	- -	- -	- -	- -

Michael Grollman	2011 2012	- -	- -	- -	- -	- -	- -	- -	- -	- -

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

Table of Contents	-54-

Employment Contracts

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The Employment Agreement provides for:

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

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

For the years ended September 30, 2012 and 2011, the Company paid $5,300 and $0.00 compensation, respectively, to the Chief Executive Officer.

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

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

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

Table of Contents	-55-

For the years ended September 30, 2012 and 2011, the Company paid $60,000 and $0.00 compensation, respectively, to the Chief Financial Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of December 4, 2013 based on 215,029,216 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael De La Garza(1) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	40,000,000	18.86%
Pamela Thompson(2) c/o Cloud 736 East Braeburn Drive Phoenix, AZ 85022	Common Stock	5,000,000	2.35%

All Officers and Directors As a Group (2 persons)	Common Stock	45,000,000	21.21%

(1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Pamela Thompson does not have beneficial ownership to the stock issued to her; those shares are held in an irrevocable trust for the benefit of her minor children, that she does not have control or voting control of those shares.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

On April 11, 2011 the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000 shares, at $0.01 par value. There were 211,911,212 shares issued and outstanding as of September 30, 2012.

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

Table of Contents	-56-

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value and 4,000,000 are issued and outstanding as of September 30, 2012. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

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

Convertible Securities

The Company has no convertible securities as of September 30, 2012.

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

Table of Contents	-57-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 30, 2011, the Company issued 15,000,000 common shares at the trading price of the common stock of $0.007. The Stock was issued for compensation to new management and recorded an expense of $105,000.

In April 2011, the Company issued 4,000,000 common shares at the trading price of the common stock of $0.0095. The stock was issued for compensation to new management and recorded and expense of $38,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by GBH CPAs, PC for the audit of the Company’s annual financial statements for fiscal year ended September 30, 2012 were approximately $32,000. S. E. Clark & Company, P.C. billed us for the audit of the Company’s annual financial statements for fiscal years ended September 30, 2012 and 2011 were approximately $32,000 and $21,250, respectively.

Audit-Related Fees. The aggregate fees billed by GBH CPAs, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0. S. E. Clark & Company, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2012 and 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by GBH CPAs, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2012, were $0. The aggregate fees billed by S. E. Clark & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2012 and 2011 were $0 and $0, respectively.

All Other Fees. The aggregate fees billed by GBH CPAs, PC for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2012 were $0. The aggregate fees billed by S. E. Clark & Company, P.C. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2012 and 2011 were $0 and $0, respectively.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2012 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

Table of Contents	-58-

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Amendment to Preferred Shares (9)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.
(9)	Incorporated herein

Table of Contents	-59-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: January 14, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: January 14, 2014	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 14, 2014	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: January 14, 2014	By: /s/ Pamela Thompson
Pamela Thompson
Director

Table of Contents	-60-