Form 10-Q
period 2012-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-01-21
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 3, 2014
Common stock, $0.01 par value	215,029,216

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$167,054	$11,016
Accounts receivable	2,300	—
Total current assets	169,354	11,016

Proprietary technology, net	1,080,096	1,200,106

TOTAL ASSETS	$1,249,450	$1,211,122

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$225,253	$—
Advances from officers	65,604	180,796
Line of credit	22,023	44,535
Net liabilities of discontinued operations	—	1,760,459
Total current liabilities	312,880	1,985,790

Note payable affiliate	—	1,200,106

TOTAL LIABILITIES	312,880	3,185,896

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.10 par value, 4,000,000 shares authorized; none issued and outstanding as of June 30, 2012 and September 30, 2011	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 211,542,212 and 180,526,879 issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	2,115,422	1,805,269
Additional paid-in capital	24,604,147	22,409,927
Accumulated deficit	(25,822,999)	(26,229,970)
Total stockholders' equity (deficit)	936,570	(1,974,774)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,249,450	$1,211,122

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-2-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$243,480	$—	$460,165	$—
COST OF REVENUES	61,729	—	121,734	—

GROSS PROFIT	181,751	—	338,431	—

OPERATING EXPENSES:
General and administrative	78,612	69,840	153,045	222,580
Research and development	55,000	22,000	97,000	55,500
Impairment of assets	4,000	—	4,000	—
Total operating expenses	137,612	91,840	254,045	278,080
OPERATING Income (LOSS)	44,139	(91,840)	84,386	(278,080)

OTHER (INCOME) AND EXPENSES
Interest expense	181	4,506	1,283	11,583
Total other (income) and expenses	181	4,506	1,283	11,583

INCOME (LOSS) FROM CONTINUED OPERATIONS	43,958	(91,840)	83,103	(278,080)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(4,506)	323,868	(11,583)

NET Income (LOSS)	$43,958	$(96,346)	$406,971	$(289,663)

NET Income (LOSS) PER COMMON SHARE:
Basic and diluted

Continuing operations	$0.00	$(0.00)	$0.00	$(0.00)

Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Total	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	210,980,411	180,276,879	209,237,211	180,276,879

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011

Net income (loss)	$406,971	$(289,663)
Discontinued operations	(323,868)	11,583
Net income (loss) from continuing operations	83,103	(278,080)
Adjustments to reconcile net income (loss) from continuing
operations to net cash from operating activities:
Depreciation and amortization	120,010	—
Stock issued for compensation	204	143,000
Stock issued for license agreements	9,251	—
Impairment of assets	4,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,300)	—
Accrued expenses	11,474	—
Net assets and liabilities from discontinued operations	—	(23,035)
Net cash provided by (used in) operating activities	225,742	(158,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	68,000	—
Advances from officer	33,462	147,416
Repayment of advances from officer	(148,654)	—
Proceeds from line of credit	—	8,102
Repayment of line of credit	(22,512)	—
Net cash (used in) provided by financing activities	(69,704)	155,518

INCREASE (DECREASE) IN CASH	156,038	(2,597)
CASH, BEGINNING OF PERIOD	11,016	2,597
CASH, END OF PERIOD	$167,054	$—

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Reclass from discontinued operations to accounts payables	$213,779	$—
Write-off of debt	$1,222,812	$—
Common stock issued for settlement of debt	$1,200,106	$—
Common stock issued for purchase of intangible asset	$4,000	$—
Debt issued for purchase of proprietary technology	$—	$1,200,106

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 1- DESCRIPTION OF BUSINESS

Cloud Medical Doctor Software Corporation (the “Company”, or “Cloud-MD”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation.

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

In 2012, Cloud-MD launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries & support to assist patients with their billing and insurance questions.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2011 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2011 included within its Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at June 30, 2012 of $25,822,999 and needs additional cash to maintain its operations.

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

Table of Contents	-5-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012, cash and cash equivalents include cash on hand and cash in the bank. The FDIC insures these deposits up to $250,000.

Impairment of Long-Lived Assets

Long-lived assets are being evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The identifiable intangibles are amortized over their useful lives of 5 years and are reviewed annually for impairment. Management has addressed the acquisition of Doctors Network of America and has impaired the entire asset of $4,000.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Fair value is focused on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Within the measurement of fair value, the use of market-based information is prioritized over entity specific information and a three-level hierarchy for fair value measurements is used based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Table of Contents	-6-

The following table summarizes fair value measurements by level at June 30, 2012 and September 30, 2011 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At June 30, 2012
Proprietary Technology			1,140,101	1,140,101
Total Proprietary Technology			1,140,101	1,140,101

At September 30, 2011
Proprietary Technology			1,200,106	1,200,106
Total Proprietary Technology			1,200,106	1,200,106

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of June 30, 2012 and 2011, the Company had no valuation allowance for the Company’s accounts receivable.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

Table of Contents	-7-

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

Subscription revenue is generated from bandwidth and information storage. The first year and each year thereafter, the software purchased and installed requires the purchaser to pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

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

The Company has not incurred any transaction revenues in the nine months ended June 30, 2012.

Cost of License, and Subscription Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for royalties during the nine months ended June 30, 2012 and 2011.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the nine months ended June 30, 2012 and 2011.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans established annually. The commission payments are typically recorded in the month upon following execution of the customer contracts when revenues are recognized. The Company paid commissions of $53,205 and $0 for the nine months ended June 30, 2012 and 2011, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the nine months ended June 30, 2012 and 2011 were $97,000 and $55,500, respectively.

Table of Contents	-8-

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2012 and 2011, the Company had no potentially dilutive instruments outstanding.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentations.

Subsequent Events

The Company has evaluated all transactions occurring between the nine months ended June 30, 2012, through the date of issuance of the financial statements for subsequent event.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – PROPRIETARY TECHNOLOGY

The following is a detail of intangible assets at June 30, 2012 and September 31, 2011:

	2012	2011
Acquisition of Doctors Network of America	$4,000	$—
Software License	1,200,106	1,200,106
Total intangible assets	1,204,106	1,200,106
Accumulated amortization of intangible assets (charged to cost of sales)	(120,010)	—
Impairment of assets	(4,000)	—
Total proprietary technology, net	$1,080,096	$1,200,106

The Company recognized a $4,000 impairment of long lived assets as of June 30, 2012. The Company’s proprietary technology was placed into service starting in the second quarter of fiscal 2012. The amortization expense was $120,010 and $0 for the three and nine months ended June 30, 2012 and 2011, respectively.

Table of Contents	-9-

Software License

On January 2, 2011, the Company entered into an asset purchase agreement with certain private companies owned by Michael de la Garza (“MDLG”), the Company’s CEO, whereby the Company acquired the rights to proprietary medical billing and practice management software developed by the private companies.

The Company issued a $1,200,106 convertible promissory note with an 8% interest rate which is convertible into common stock of the Company at a price to be determined later in exchange for the purchase of the software. The note matures on April 30,

2021.

In October 2011, the Company issued Absolute Medical Software Systems, LLC an entity owned by MDLG, 30,000,000 shares of common stock in full payment of this promissory note and interest accrued as of the date of conversion. The market price per share on the date of grant was $0.008 per share. No gain or loss was recorded on the conversion of the convertible promissory note.

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

Doctors Network of America

On June 22, 2012 the Company entered into an acquisition agreement that ultimately closed on March 16, 2013. The Company agreed to acquire Doctors Network of America in Flowood, Mississippi for 500,000 shares of common stock. As of June 21, 2012, only 200,000 shares were issued as a deposit. The value of the shares on the date of grant was $4,000 and was recorded as a deposit on acquisition. Immediately after the transaction was closed the sellers refused to pay for medical billing process transaction fees in accordance with their contracts. The Company and the sellers are currently in litigation over the disputed transaction fees. Accordingly, as of June 30, 2012, the Company has impaired the full value of the deposit.

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

The Company’s former Board of Directors believed that it was in the best interest of the Company to discontinue the business operation of the GPS operational device business. In 2011, the assets were transferred to National Scientific, LLC, a company owned by the Company’s prior CEO, by prior management in which the Company’s former CEO was to pay $100,000 plus 2% of revenues for that technology. The former officer never paid the required compensation. The Company’s new management recorded the activities associated with the transferred assets as discontinued operations.

Table of Contents	-10-

Accordingly, the Company reclassified the assets, liabilities and operations related to its GPS operational device business as discontinued operations.  Consequently, the accompanying financial statements reflect the assets, liabilities and operations of the GPS operational device business as net assets of discontinued operations, net liabilities of discontinued operations and results from discontinued operations. As of June 30, 2012 and September 30, 2011, the Company did not have any net assets related to the GPS operational device business.

Details of the classifications for net liabilities and operations are shown below.

	June 30, 2012	September 30, 2011
Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$—	$169,176

Disputed salaries & vacation of former officers	—	968,645
Disputed salary – former employee	—	20,256

Disputed payroll taxes for back pay of former officers	—	84,701
Disputed interest	—	209,215
Interest expenses	—	42,137
Former officer note payable at 8% interest rate	—	59,704
Shareholders demand note payable at 12%	—	11,625
Shareholders demand note payable at 12%	—	20,000
Unsecured note payable at 8% interest due November 2010 interest payments in default at 9/30/2009	—	175,000
Note discount	—	—
Net liabilities of discontinued operations	$—	$1,760,459

	Three Months Ended June 30
	2012	2011
Discontinued operations:
Revenues	$—	$—
Cost of sales	—	—
Operating expenses	—	—
Interest expense	(4,467)	(4,506)
Gain from write off of debt	4,467	—
Gain (Loss) from Discontinued Operations	$—	$(4,726)

	Nine months Ended June 30
	2012	2011
Discontinued operations:
Revenues	$—	$—
Cost of sales	—	—
Operating expenses	—	—
Interest expense	(13,401)	(11,583)
Gain from write off of debt	337,269	—
Gain (Loss) from Discontinued Operations	$323,868	$(7,077)

Table of Contents	-11-

Commitments and contingencies that were discontinued as a result of the transfer of the assets to National Scientific LLC as follows:

On November 1, 2005, the Company entered into a financing program with Strategic Working Capital Fund, LP. The terms of this program included a five-year note payable at maturity in November 2010 for $175,000, at an annual interest rate of 8%. Interest was due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares included weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the note had various put and call rights, and has a right to early payment under certain conditions after 2 years. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs were being amortized over the term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs. This note has been in default since 2009.

On February 24, 2005, March 28, 2005, May 2, 2005, and May 27, 2005, the Company’s former Chairman Michael Grollman made personal loans to the Company totaling $159,000 to assist it with working capital needs. The loans are evidenced by a demand note that provides for repayment within five business days of a demand notice from Mr. Grollman, with interest of 6% compounded annually from June 1, 2005. These loans were secured by an interest in the copyrights in the Company’s iBus software and designs.  During the three months ended September 30, 2007, these loans were paid down by $11,000. As of September 30, 2007, these loans had a balance outstanding of $148,000 and the interest rate going forward was adjusted to 8% compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provided for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. This note has been in default since 2009.

On April 27, 2006, the Company secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan was 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009. The note had an approximate maturity date of June 15, 2006. This note has been in default since 2009.

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. This note has been in default since 2009

NOTE 7 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during the nine months ended June 30, 2012, the Company wrote off $1,560,081 in creditor liabilities which were all previously included in current liabilities in the accompanying balance sheet. As a result of this write-off, the Company recognized a gain on the write off of liabilities in the amount of $337,269 for third party liabilities, which was recorded in discontinued operations, and additional paid-in capital of $1,222,812 for related party liabilities. The Company will continue to conduct this analysis going forward and write off obligations when such obligations are no longer enforceable based on applicable law.

Table of Contents	-12-

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

June 30, 2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$311,405
Disputed salaries & vacation of former officers	968,645
Disputed salary – former employee	20,256
Disputed payroll taxes for back pay of former officers	84,701
Disputed interest	73,406
Shareholders demand note payable at 12%	11,625
Shareholders demand note payable at 12%	20,000
Unsecured note payable at 8% interest due in November 2010, interest payments in default	175,000
Total debt mitigation program	$1,560,081
Gain on write off of debt	$(337,269)
Additional paid-in capital (1)	$1,222,812

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rent expense for the nine months ended June 30, 2012 and 2011 was $0.

The Company has issued shares to new investors since January 2, 2011, that have an anti-reverse split common stock clause if the Company reverses the common stock. The reverse split of common stock is determined by management but must be approved by the Financial Industry Regulation Authority (“FINRA”). Presently FINRA has denied the Company the right to reverse split the common stock until all Securities and Exchange Commission filings are current and at that point and time the Company will submit a request to FINRA to execute a reverse split of the common stock of the Company. The current investors holding anti-reverse split stock will allow them to hold the same number of shares of common stock as status quo after the reverse split. The anti-reverse split common stock is only for stock subject to reverse split and once the reverse split is completed the stock will be held with regular stockholders as the Company proceeds forward.

As discussed in Note 7, the Company has written off $1,560,081 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 9– RELATED PARTY TRANSACTIONS

During the year ended September 30, 2011 the Company issued 15,000,000 common shares to new management and valued the shares using the trading price of the common stock of $0.007 on the date of grant. The stock was recorded at fair value as compensation expense of $105,000.

In April 2011 the Company issued 4,000,000 common shares to new management and valued the shares using the trading price of the common stock of $0.0095 on the date of grant. The stock was recorded at fair value as compensation expense of $38,000.

On October 15, 2011 the Company issued 30,000,000 common shares to the CEO as the conversion of the debt issued in the principal amount of $1,200,106. See Note 5.

During the nine months ended June 30, 2012 and 2011, the CEO advanced the Company cash of $33,462 and $147,416, respectively. The Company repaid $148,654 and $0 of the advances in the nine months ended June 30, 2012 and 2011, respectively. The advances from the CEO are due on demand and do not accrue interest. As of June 30, 2012 and the year ended September 30, 2011, the amount owed to the CEO for advances was $65,604 and $180,796, respectively.

Table of Contents	-13-

NOTE 10 - EQUITY

On April 11, 2011, the Company amended its Articles of Incorporation to increase the authorized common shares to 650,000,000 shares and 4,000,000 preferred shares at a par value of $0.01.

Nine months ended June 30, 2012

During nine months ended June 30, 2012 the Company issued 190,000 shares of common stock for $68,000 in net proceeds as follows:

Date	Number of Shares	Value
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	$50,000
June 21, 2012	65,000	$13,000

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the conversion of debt from our CEO in the principal amount of $1,200,106.

On December 15, 2011, the Company issued 18,000 shares of common stock for services rendered by professionals and recorded expense based upon the market price of $0.0102 and expensed $184 as consulting fees.

The Company issued 941,333 shares of common stock to third parties that have purchased our medical billing software at the market price of the common stock of ranging from $0.015 to $0.03. The Company and recorded $19,301 as a reduction to revenue for the value of the shares issued.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value. The Corporation established and designates the rights and preferences of a Series A Preferred Stock, and reserve 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall has 150 votes on all matters presented to be voted by the holders of our common stock.

All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and were recorded as an expense of $38,000.

Table of Contents	-14-

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

There were no options outstanding for the nine months ended June 30, 2012 and 2011, respectively.

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

During the nine months ended June 30, 2012 and 2011, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Summary of warrant activity for the nine months ended June 30, 2012 and 2011 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
September 30, 2010	2,308,497	$0.10	.38	—
Grants	—	—
Expired	(2,308,497)	—
September 30, 2011	—	$—	$—	$—
Grants	—
Expired	—
September 30, 2012	—	$—	$—	$—

NOTE 12 – SUBSEQUENT EVENTS

On November 21, 2012, the Company, through a purchase agreement with CipherSmith, LLC, purchased a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the 500,004 shares of common stock issued in exchange for the software. The total fair value on the date of grant was $15,800.

On June 22, 2012, the Company entered into an acquisition agreement that ultimately closed on March 16, 2013. The Company acquired Doctors Network of America in Flowood, Mississippi for 500,000 common shares. The acquisition was valued at $10,000 based on the trading price of the stock on the date of grant. As of September 30, 2012, 200,000 shares were issued which were valued at $4,000 and recorded as a deposit on the acquisition. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the common stock issued in exchange for the software. The total fair value on the date of grant was $10,000.

Table of Contents	-15-

Immediately after the transaction was closed the sellers refused to pay for medical billing process transaction fees in accordance with their contracts. The Company and the sellers are currently in litigation over the disputed transaction fees of approximately $200,000. The Company has recorded an impairment of the acquired asset in the amount of $4,000 for 2012 and $6,000 for the year ended September 30, 2013.

In October, 2013, the Company through a purchase agreement (the “Asset Purchase Agreement”) the year ended September 30, with Antree Systems Limited has purchased a complete source code, intellectual property rights, all computer software, patents, or formulas, algorithm licensed or sold under a project known as Compass Rose and appropriate copyrights, patents, mask works, trademarks,, service marks, internet domain names and world wide web URS. The fair value of the consideration and the assets acquired is based on the fair value of the 40,000 shares of common stock issued in exchange for the software. The total fair value on the date of grant was $6,000.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $65,000.

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

Fiscal Year Ended September 30, 2013

During year ended September 30, 2013, the Company issued 217,500 shares of common stock for $143,000 in net proceeds as follows:

Date	Number of Shares	Proceeds
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	$3,000
October 14, 2012	18,750	$2,500
October 14, 2012	18,750	$2,500
December 6, 2012	15,000	$3,000
March 12, 2013	20,000	$20,000
March 12, 2013	20,000	$20,000
April 17, 2013	20,000	$20,000
August 26, 2013	20,000	$2,000

In October 2012, the Company issued 50,000 shares of common stock valued at $1,300 based on the market price on the date of grant, in conjunction with the sale of medical software. The Company also issued 10,000 shares of common stock valued at $260 based on the market price on the date of grant, as commission payments to the Krooss Family Trust LLP.

Table of Contents	-16-

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

On March 21, 2013, the Company issued 100,000 shares of common stock valued at $3,500 based on the market price on the date of grant, for the purchase of software in accordance with the Software Licensing and Subscription Agreements.

On March 21, 2013, the Company issued 667,000 shares of common stock valued at $23,345 based on the market price on the date of grant, to Krooss Family Trust LLP for compensation for salaries for the entire year of 2013.

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

Three Months Ended September 30, 2012

On July 15, 2012, the Company issued 100,000 shares of common stock valued at $2,500 based on the market price on the date of grant, for software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

Table of Contents	-17-

On August 9, 2012, the Company issued 335,000 shares of common stock valued at $10,050 based on the market price on the date of grant, for software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

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

Employment Agreements

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 subject to an annual increase of 10% and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause, he will receive the entire contract remaining on the agreement.

Table of Contents	-18-

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013, or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which will be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the Employment Agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for Cipher Smith, LLC, and 750,000 for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

Table of Contents	-19-

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

On February 4, 2010, the prior Board members Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operations of the Company's Mobile DVR and Location Products business and operate these remaining Company assets in a Limited Liability Company named NSC Labs, LLC, a company controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC entered into an agreement to pay the Company $100,000 plus 2% of revenues. As of this filing, neither Mr. Grollman nor NSC Labs, LLC have paid the specified consideration for this transaction. Accordingly, the transaction has not been recorded in the accounting records of the Company. The Company discontinued these operations in 2011.

Table of Contents	-20-

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

Our model is effective because we offer:

·	Software For Life – Buy One Time
·	Evergreen Product - Support, Maintenance and Upgrades Included With User License
·	Physician Ownership Opportunity – Stock Award With Purchase Of License
·	Cloud-MD™ is Publicly Traded NSCT.PK
·	Patented Auto Post Feature - To Eliminate Need For Manual Posting of Electronic Remittance Advice (835) By Staff
·	Multiple Opportunities to Recover Investment (Meaningful Use Dollars, Stock Award Option, IRS Section 179, Lower Employee and Maintenance Cost)
·	State-Of-The-Art Claims Editing and Real-Time Eligibility - Increase Collections and Reduce Days in A/R
·	Cloud Based Technology- IPAD, IPHONE, ANDROID, GOOGLE, WINDOWS for Anytime and Anywhere Availability and Eliminates Catastrophic Loss of Data

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

Table of Contents	-21-

Results of Operations for the three and nine months ended June 30, 2012 and June 30, 2011

Revenue increased to $243,480 from $0 for the three months ended June 30, 2012 and 2011 as compared $460,165 and $0 for the nine months ended June 30, 2012 and 2011, respectively. Our revenue increased due to the commencement of our operations in medical billing contracts to health care providers.

Cost of revenue increased to $61,729 from $0 for the three months ended June 30, 2012 and 2011 as compared to $121,734 and $0 for the nine months ended June 30, 2012 and 2011, respectively. Our cost of sales increased due and the amortization of the intangible assets.

General and administrative expenses increased to $78,612 from $69,840 for the three months ended June 30, 2012 and 2011 as compared to $153,045 and $222,580 for the nine months ended June 30, 2012 and 2011, respectively. The changes in general and administrative expenses are related to the salaries of management and costs of accounting.

Research and development costs increased to $55,000 from $22,000 for the three months ended June 30, 2012 and 2011 as compared to $97,000 and $55,500 for the nine months ended June 30, 2012 and 2011, respectively. Our research and development increase is related to updates to our software required to be in compliance with the updated Affordable Care Act updated and other modifications.

Interest expenses decreased to $181 from $4,506 for the three months ended June 30, 2012 and 2011 as compared to $1,283 and $11,583 for the nine months ended June 30, 2012 and 2011, respectively. Our interest expense decreased as a result of the lower outstanding principal balance of our line of credit.

Gain on write off of debt was $337,269 and $0 for the nine months ended June 30, 2012 and 2011 respectively. The Company wrote off notes payable, accounts payable and accrued expenses previously classified as discontinued operations that had expired under the statute of limitations. Since the write-off was related to debt incurred related to discontinued operations, the gain has been recorded to discontinued operations.

We recorded a gain from discontinued operations of $0 and a $4,506 loss for the three months ended June 30, 2012 and 2011, respectively. We recorded $323,868 gain and a $11,583 loss from discontinued operations for the nine months ended June 30, 2012 and 2011, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at June 30, 2012 of $25,822,999 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Table of Contents	-22-

The Company had an outstanding balance on a line of credit with Chase Bank of $22,023 at June 30, 2012 and has received advances from our Chief Executive Officer of $65,604 which we have used to help fund our operations. The line of credit allows us to borrow up to $50,000 as a revolving line of credit.

Cash flows from operations. Our cash provided by (used in) operating activities were $225,742 and ($158,115) for the nine months ended June 30, 2012 and 2011, respectively. The increase in cash flows provided by operations was primarily attributable to the increase in revenues in 2012 as compared to the 2011 period.

Cash flows from financing activities. Cash (used in) provided by financing activities were ($69,704) and $155,518 for the nine months ended June 30, 2012 and 2011, respectively. We received cash from the sale of our common stock of $68,000 and $0 for the nine months ended June 30, 2012 and 2011, respectively. During the nine months ended June 30, 2012, we received advances from our CEO of $33,462 and repaid advances from our CEO of $148,654. During the nine months ended June 30, 2011, we received advances from our CEO of $7,663. During the nine months ended June 30, 2012, we repaid our Chase line of credit of $22,512. During the nine months ended June 30, 2011, we received proceeds from our line of credit of $8,102.

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

Table of Contents	-23-

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2012. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2012 through 2013.
b.	There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-24-

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

On July 5, 2013, the Company filed a complaint against Krooss Medical Management Systems, LLC, William F. Krooss and Marie W. Krooss in the United States District Court, District of Nevada Case No. 2013-CV-01187-ABG-VCF for the collection of $150,000 of unpaid medical billing fees that were seriously delinquent. After many attempts by the Company to begin collections, the Defendants refused to pay the outstanding balances, however expected the Company to continue to bill for them. The Complaint includes causes of action Breach of the PTAPA, Breach of Billing and Collections Contracts, Negligence, Breach of the Duty of Good Faith and Fair Dealing, Tortious Interference with Business Relations, Fraud, among other causes of action.

On August 13, 2013, Krooss Medical Management Systems et al filed a Complaint in Chancery Court of Rankin County, Mississippi Case No. 13-1372 as a strategy to keep the collection matter in Mississippi Chancery Court.

Case No. 13-1372 was remanded to the United States District Court, Southern District of Mississippi Jackson Division Case No. 3:13CV507-HTW-LRA.

This litigation is a collection matter of unpaid fees by the Defendants and the Company vehemently denies the allegations (Breach of the Permanent Transfer Asset Purchase Agreement (“PTAPA”), Rescission of the PTAPA, Breach of Billing and Collections Contracts, Negligence, Quantum Meruit, Restitution, and Estoppel, Breach of the Duty of Good Faith and Fair Dealing, Tortious Interference with Business Relations, among other causes of action) filed in Mississippi Chancery Court related to this collection matter. The Company does not expect the cost to litigate this matter to adversely affect the Company’s operations. However, the Company has reduced operations in DNA-Cloud in Mississippi as the sellers have interfered with the billing contracts purchased which is one of the causes of action in Complaint, among others. Many of the contracts have been terminated due to the interference by the sellers, and DNA-Cloud has not been able to expand the business because of the reputation of the sellers in Jackson, Mississippi and the surrounding area.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2011 during our nine months ended June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

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

Table of Contents	-25-

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

Fiscal Year Ended September 30, 2013

During year ended September 30, 2013, the Company issued 217,500 shares of common stock for $143,000 in net proceeds as follows:

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

Table of Contents	-26-

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

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the extinguishment of debt from our CEO in the principal amount of $1,200,106.

On December 15, 2011, the Company issued 18,000 shares of common stock for services rendered by professionals and recorded expense based upon the market price of $0.0102 and expensed $184 as consulting fees.

The Company issued 941,333 shares of common stock to third parties that have purchased our medical billing software at the market price of the common stock of ranging from $0.015 to $0.03. The Company and recorded $19,301 as a reduction to revenue for the value of the shares issued.

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

Table of Contents	-27-

Fiscal Year Ended September 30, 2011

On January 2, 2011, the Company issued 15,000,000 shares of common stock, valued at the market price of the common stock of $0.007 on the date of grant. The shares were issued to new management and recorded as compensation expenses of $105,000.

On September 12, 2011, the Company sold 250,000 shares of common stock for $25,000 in net cash proceeds.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2012.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-28-

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2012

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.

Table of Contents	-29-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: January 21, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: January 21, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-30-