Form 10-Q
period 2012-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-01-24
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$93,146	$11,016
Accounts receivable	719	—
Total current assets	93,865	11,016

Proprietary technology	1,140,101	1,200,106

TOTAL ASSETS	$1,233,966	$1,211,122

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$213,779	$—
Advances from officers	117,582	180,796
Line of credit	35,114	44,535
Notes payable	—	—
Net liabilities of discontinued operations	—	1,760,459
Total current liabilities	366,475	1,985,790

Note payable affiliate	—	1,200,106

TOTAL LIABILITIES	366,475	3,185,896

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.10 par value, 4,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and September 30, 2011	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 180,526,879 issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	2,107,699	1,805,269
Additional paid-in capital	24,586,749	22,409,927
Accumulated deficit	(25,866,957)	(26,229,970)
Total stockholders' equity (deficit)	867,491	(1,974,774)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,233,966	$1,211,122

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-2-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

REVENUES	$216,685	$—	$216,685	$—
COST OF REVENUES	60,005	—	60,005	—

GROSS PROFIT	156,680	—	156,680	—

OPERATING EXPENSES:
General and administrative	27,485	149,301	74,433	152,740
Research and development	42,000	21,500	42,000	33,500
Total operating expenses	69,485	170,801	116,433	186,240
OPERATING Income (LOSS)	87,195	(170,801)	40,247	(186,240)

OTHER (INCOME) AND EXPENSES
Interest expense	1,102	4,726	1,102	7,077
Total other (income) and expenses	1,102	4,726	1,102	7,077

INCOME (LOSS) FROM CONTINUED OPERATIONS	86,093	(170,801)	39,145	(186,240)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	328,334	(4,726)	323,868	(7,077)

NET Income (LOSS)	$414,427	$(175,527)	$363,013	$(193,317)

NET Income (LOSS) PER COMMON SHARE:
Basic

Continuing operations	$0.00	$(0.00)	$0.00	$(0.00)

Discontinuing operations	$0.00	$(0.00)	$0.00	$(0.00)

Total	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	210,769,879	180,276,879	208,369,223	172,694,461

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2012	2011

Net income (loss)	$363,013	$(193,317)
Discontinued operations	(323,868)	7,077
Net income (loss) from continuing operations	39,145	(186,240)

Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
Depreciation and amortization	60,005	—
Stock issued for compensation	184	105,000
Stock issued for license agreements	1,150	—
Changes in operating assets and liabilities:
Accounts receivable	(719)	—
Net assets and liabilities from discontinued operations	—	(23,014)
Net cash provided by (used in) operating activities	99,765	(104,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	55,000	—
Advances from officer	18,064	7,663
Repayment of advances from officer	(81,278)	—
Proceeds from line of credit	—	94,004
Repayment of line of credit	(9,421)	—
Net cash (used in) provided by financing activities	(17,635)	101,667

INCREASE (DECREASE) IN CASH	82,130	(2,587)
CASH, BEGINNING OF PERIOD	11,016	2,597
CASH, END OF PERIOD	$93,146	$11

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Reclass from discontinued operations to accounts payables	$213,779	$—
Write-off of debt - related parties	$1,222,812	$—
Common stock issued for settlement of debt	$1,200,106	$—
Debt issued for purchase of proprietary technology	$—	$1,200,106

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1- DESCRIPTION OF BUSINESS

Cloud Medical Doctor Software Corporation (the “Company” or “Cloud-MD”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation.

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

NOTE 2 - BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2011 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2011 included within its Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at March 31, 2012 of $25,866,957 and needs additional cash to maintain its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

The following table summarizes fair value measurements by level at March 31, 2012 and September 30, 2011 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At March 31, 2012
Proprietary Technology			1,140,101	1,140,101
Total Proprietary Technology			1,140,101	1,140,101

At September 30, 2011
Proprietary Technology			1,200,106	1,200,106
Total Proprietary Technology			1,200,106	1,200,106

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of March 31, 2012 and 2011, the Company had no valuation allowance for the Company’s accounts receivable.

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

The Company has not incurred any transaction revenues in the six month ended March 31, 2012.

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

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $25,177 and $0 for the six months ended March 31, 2012 and 2011, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the six months ended March 31, 2012 and 2011 were $42,000 and $33,500, respectively.

Table of Contents	-8-

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2012 and 2011, the Company had no potentially dilutive instruments outstanding.

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

Subsequent Events

The Company has evaluated all transactions occurring between the six months ended March 31, 2012, through the date of issuance of the financial statements for subsequent event.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – INTANGIBLE ASSETS

The following is a detail of intangible assets at March 31, 2012 and September 31, 2011:

	2012	2011
Software License	$1,200,106	$1,200,106
Accumulated amortization of intangible assets	(60,005)	—
Total intangible assets, net	$1,140,101	$1,200,106

The Company’s intangible assets were placed into service starting in the second quarter of fiscal 2012. The amortization expense was $60,005 and $0 for the three and six months ended March 31, 2012 and 2011, respectively.

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

Accordingly, the Company reclassified the assets, liabilities and operations related to its GPS operational device business as discontinued operations.  Consequently, the accompanying financial statements reflect the assets, liabilities and operations of the GPS operational device business as net assets of discontinued operations, net liabilities of discontinued operations and operations from discontinued operations. As of March 31, 2012 and September 2011, the Company did not have any net assets related to the GPS operational device business.

Table of Contents	-10-

Details of the classifications for net liabilities and operations are shown below.

	March 31, 2012	September 30, 2011
Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$—	$169,176

Disputed salaries & vacation of former officers	—	968,645
Disputed salary – former employee	—	20,256

Disputed payroll taxes for back pay of former officers	—	84,701
Disputed interest	—	209,215
Interest expenses	—	42,137
Former officer note payable at 8% interest rate	—	59,704
Shareholders demand note payable at 12%	—	11,625
Shareholders demand note payable at 12%	—	20,000
Unsecured note payable at 8% interest due November 2010 interest payments in default at 9/30/2009	—	175,000
Note discount	—	—
Note beneficial conversion feature	—	—
Net liabilities of discontinued operations	$—	$1,760,459

	Three Months Ended March 31
	2012	2011
Discontinued operations:
Revenues	$—		$-
Cost of sales	—		-
Operating expenses	—		-

Interest expense	(4,467)	(4,726)
Gain from write off of debt	332,802	—
Gain (Loss) from Discontinued Operations	$328,335	$(4,726)

	Six Months Ended March 31
	2012	2011
Discontinued operations:
Revenues	$—	$—
Cost of sales	—	—
Operating expenses	—	—
Interest expense	(8,934)	(7,077)
Gain from write off of debt	332,802	—
Gain (Loss) from Discontinued Operations	$323,868	$(7,077)

Table of Contents	-11-

Commitments and contingencies that were discontinued as a result of the transfer of the assets to National Scientific LLC as follows:

On November 1, 2005, the Company entered into a financing program with Strategic Working Capital Fund, LP. The terms of this program included a five-year note payable at maturity in November 2010 for $175,000, at an annual interest rate of 8%. Interest was due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares included weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the note had various put and call rights, and has a right to early payment under certain conditions after 2 years. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs were being amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs. This note has been in default since 2009.

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

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan is 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009. The note had a maturity date of July 10, 2006. This note has been in default since 2009.

NOTE 7 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during the six months ended March 31, 2012, the Company wrote off $1,555,614 in creditor liabilities which were all previously included in current liabilities in the accompanying balance sheet. As a result of this write-off, the Company recognized a gain on the write off of liabilities in the amount of $332,802 for third party liabilities, which was recorded in discontinued operations, and additional paid-in capital of $1,222,812 for related party liabilities. The Company will continue to conduct this analysis going forward and write off obligations when such obligations are no longer enforceable based on applicable law.

Table of Contents	-12-

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

March 31, 2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$311,405
Disputed salaries & vacation of former officers	968,645
Disputed salary – former employee	20,256
Disputed payroll taxes for back pay of former officers	84,701
Disputed interest	68,939
Shareholders demand note payable at 12%	11,625
Shareholders demand note payable at 12%	20,000
Unsecured note payable at 8% interest due in November 2010, interest payments in default	175,000
Total debt mitigation program	$1,555,614
Gain on write off of debt	$(332,802)
Additional paid-in capital (1)	$1,222,812

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

NOTE 8 – COMMITMENT AND CONTINGENCIES

Rent expense for the six months ended March 31, 2012 and 2011 was $0.

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

As discussed in Note 7, the Company has written off $1,555,614 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 9– RELATED PARTY TRANSACTIONS

The CEO advanced $117,582 for the six months ended March 31, 2012.

During the year ended September 30, 2011, the Company issued 15,000,000 common shares to new management at the trading price of the common stock of $0.007. The stock was recorded at fair value as compensation expense of $105,000.

In April 2011 the Company issued 4,000,000 common shares to new management at the trading price of the common stock of $0.0095. The stock was recorded at fair value as compensation expense of $38,000.

On October 15, 2011 the Company issued 30,000,000 common shares to the CEO to convert the debit in the principal amount of $1,200,106.

During the six months ended March 31, 2012 and 2011, the CEO advanced the Company cash proceeds of $18,064 and $7,663, respectively. The Company repaid $81,278 and $0 of the advances in the six months ended March 31, 2012 and 2011, respectively. The advances from the CEO are due on demand and do not accrue interest. As of March 31, 2012 and the year ended September 30, 2011, the amount owed to the CEO for advances was $117,582 and $180,796, respectively.

Table of Contents	-13-

NOTE 10 - EQUITY

On April 11, 2011, the Company amended its Articles of Incorporation to increase the authorized common shares to 650,000,000 shares and 4,000,000 preferred shares at a par value of $0.01.

Six months ended March 31, 2012

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

The Company issued 100,000 shares of common stock to third parties that have purchased our medical billing software at the market price of the common stock of $0.0115. The Company recorded $1,150 as a reduction to revenue for the value of the shares issued.

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

There were no options outstanding for the six months ended March 31, 2012 and 2011, respectively.

Table of Contents	-14-

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

During the six months ended March 31, 2012 and 2011, no awards were granted, no share purchase warrants were exercised, and no warrants were forfeited.

Summary of warrant activity for the six months ended March 31, 2012 and 2011 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
September 30, 2010	2,308,497	$0.10	.38	—
Grants	—	—
Expired	(2,308,497)	—
September 30, 2011	—	$—	$—	$—
Grants	—
Expired	—
September 30, 2012	—	$—	$—	$—

NOTE 12– SUBSEQUENT EVENTS

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

Table of Contents	-15-

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

Table of Contents	-16-

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

Six Months Ended September 30, 2012

During period that began April 1, 2012 and ended September 30, 2012, the Company issued 25,000 shares of common stock for $5,000 in net proceeds as follows:

Date	Number of Shares	Value
June 21, 2012	25,000	$5,000

On May 29, 2012, the Company issued 706,333 shares of common stock valued at $9,251 based on the market price on the date of grant, for software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

On June 22, 2012, the Company issued 500,000 shares of common stock valued at $10,000 based on the market price on the date of grant, for the acquisition of software.

Table of Contents	-17-

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

For the six months ended March 31, 2012 and 2011, the Company paid $10,000 compensation.

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

Results of Operations for the three and six months ended March 31, 2012 and March 31, 2011

Revenue increased to $216,685 from $0 for the three months ended March 31, 2012 and 2011 as compared to $216,685 and $0 for the six months ended March 31, 2012 and 2011, respectively. Our revenue increased due to the commencement of our operations in medical billing contracts to health care providers.

Cost of revenue increased to $60,005 from $0 for the three months ended March 31, 2012 and 2011 as compared to $60,005 and $0 for the six months ended March 31, 2012 and 2011, respectively. Our cost of sales increased due to the increase in medical billing contracts to health care providers, the need to continually update the software to comply with health care regulations and the amortization of the intangible assets.

General and administrative expenses decreased to $27,485 from $149,301 from the three months ended March 31, 2012 and 2011 as compared to $74,433 and $152,740 for the six months ended March 31, 2012 and 2011, respectively. Our general and administrative expenses are related to the salaries related to production of our software developers and cost of accounting.

Research and development costs increased to $42,000 from $21,500 for the three months ended March 31, 2012 and 2011 as compared to $42,000 and $33,500 for the six months ended March 31, 2012 and 2011, respectively. Our research and development increase is related to updated software required to be in compliance with Affordable Care Act updated and modifications.

Interest expenses decreased to $1,102 from $4,726 for the three months ended March 31, 2012 and 2011 as compared to $1,102 and $7,077 for the six months ended March 31, 2012 and 2011, respectively. Our interest expense decreased as the result of the conversion of debt in October 2011.

Gain on write off of debt was $332,802 and $0 for the three and six months ended March 31, 2012 and 2011 respectively, as the Company wrote off notes payable, accounts payable and accrued expenses previously classified as discontinued operations that was expired under the statute of limitations. Since the write-off was related to debt incurred related to discontinued operations, the gain has been netted to that caption.

We recorded a gain from discontinued operations of $328,335 and a $4,726 loss for the three months ended March 31, 2012 and 2011, respectively. We recorded a $323,868 gain and $7,077 loss from discontinued operations for the six months ended March 31, 2012 and 2011, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at March 31, 2012 of $25,866,957 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company had an outstanding balance on a line of credit with Chase Bank of $35,114 at March 31, 2012 and has received advances from our Chief Executive Officer of $117,582 which we have used to help fund our operations. The line of credit allows us to borrow up to $50,000 as a revolving line of credit.

Table of Contents	-22-

Cash flows from operations. Our cash provided by (used in) operating activities were $99,765 and ($104,254) for the six months ended March 31, 2012 and 2011, respectively. The increase in cash flows used in operations was primarily attributable to the increase in revenues in 2012 as compared to the 2011 period.

Cash flows from financing activities. Cash (used in) provided by financing activities were ($17,635) and $101,667 for the six months ended March 31, 2012 and 2011, respectively. We received cash from the sale of our common stock of $55,000 and $0 for the six months ended March 31, 2012 and 2011, respectively. During the six months ended March 31, 2012, we received advances from our CEO of $18,064 and repaid advances from our CEO of $81,278. During the six months ended March 31, 2011, we received advances from our CEO of $7,663. During the six months ended March 31, 2012, we repaid our Chase line of credit of $9,421. During the six months ended March 31, 2011, we received proceeds from our line of credit of $94,004.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2012. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended 2012 through 2013.
b.	There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-24-

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2011 during our six months ended March 31, 2012.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2012.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-28-

ITEM 6.  EXHIBITS

Exhibits filed herein for March 31, 2012

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

Registrant Date: January 23, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: January 23, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-30-