Form 10-K
period 2013-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-02-05
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). [ ] Yes [x] No

Aggregate market value of the voting stock held by non-affiliates: $5,219,871 as based on the closing price of the stock on March 30, 2013 (the last business day of the Registrant’s prior second fiscal quarter). The voting stock held by non-affiliates on that date consisted of 173,995,712 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 31, 2014, there were 215,159,216 shares of common stock, par value $0.01, issued and outstanding 4,000,000 shares of preferred stock, par value $0.01.

Documents Incorporated by Reference: None

Cloud Medical Doctor Software Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013 and 2012

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

PART I

ITEM 1. BUSINESS.

General

The financial statements presented in this report are of Cloud Medical Doctor Software Corporation, a Texas corporation. When the terms “Cloud”, the “Company,” “we,” “us” or “our” are used in this document, those terms refer to Cloud Medical Doctor Software Corporation.

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

On February 4, 2010, the prior Board members, Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operation of the Company's Mobile DVR and Location Products business. These Company assets were transferred to a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC agreed to pay the Company 2% of future revenues and $100,000. However, neither Mr. Grollman nor NSC Labs, LLC have paid any consideration for this transaction. The Company discontinued these operations in 2011.

On November 19, 2010, the prior management of the Company was terminated and a new management team began working on operations related to the Company’s medical billing software. In fiscal 2011, the year of termination of prior management, the new management team deemed that the above transaction transferring prior operations to NSC Labs, LLC was transacted in full and final settlement of the liabilities owed to the former management. Since the transaction was related to the former management team, who had the ability to affect the terms and outcomes of the liabilities, the settlement of the liabilities has been subsequently recorded as an increase to additional paid in capital.

Item 1. Description of Business

Cloud Doctor Medical Software Corporation

In 2011, Cloud introduced the Cloud-MD Office, a “Cloud Based”, 5010 ready and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help Independent Physician Practices, New Care Delivery Models (ACO), Healthcare Systems and Billing Services optimize a wide range of business processes resulting in Increased Profits, Higher Quality, Greater Efficiency, Noticeable Cost Reductions and Better Patient Care. Current software product offerings include Practice Management, Electronic Medical Records, Revenue Management, Patient Financial Solutions, Medical and Pharmaceutical Supply Management, Claims Management and PHI Exchange.

In 2012, Cloud launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries & support to assist patients with their billing and insurance questions.

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

Physicians use a multitude of products and services in their daily operations. Cloud-MD™ Office offers products and services to physicians that meet HIPAA, 5010, ICD-10 and Meaningful Use criteria and include, but are not limited to, the following:

1.	Cloud-MD™ Electronic Medical Records (“EMR”) Cloud-MD™’s EMR software can also help streamline coding and billing, appointment scheduling, prescription writing – and ultimately patient safety.
2.	Cloud-MD™’ Business Intelligence (“BI”) dashboard tool for physician practices is being developed internally for both clinical and financial applications. Business Intelligence is used to analyze the financial health of the practice and proactively address trends. Cloud-MD™’s BI has been in development for the past two years and is currently in Beta testing. The product utilizes dashboards to provide a visual display of the practice’s business health, with over 20 Key Performance Indicators (“KPI”). By streamlining these functions, the physician can better focus on having a more profitable practice. Test markets have widely applauded the product. It is anticipated that the product will be ready to market in mid-2014.
3.	Practice Management (“PM”) Software, out of all of the different kinds of medical software available, PM is the system that is most useful to every physician on a daily basis. The main reason: it is the only system that generates income from the medical services provided to patients. In addition, while some programs are designed to facilitate surgical procedures or help doctors make more accurate diagnoses, practice management programs deal with organizing the ins and outs of the daily occurrences in a medical office.
4.	Revenue Cycle Management (“RCM”) Software consists of a suite of capabilities that will help a physician’s practice identify and prevent revenue cycle losses. RCM facilitates the efficient performance of the complex financial and administrative transaction processes that healthcare groups face every day. The Cloud-MD™ solution is EHNAC, HDX, ANSI HL 7, EDI and ASP/Cloud Computing model compliant and delivered through a HIPAA secure, high-performance, high-volume web portal. Components of the Revenue Cycle Management solution include:

a.	Cloud-MD™ Claims Manager provides the most advanced and efficient Claim Lifecycle Management Solutions for all of a practice’s insurance claims during every step of the processing cycle, ensuring you receive every dollar to which you are entitled. The Claims Manager significantly improves the way physicians communicate with payers, optimize revenue capture, shorten payment cycle time, improve operational efficiencies, collect additional revenue and better manage their revenue stream and resources.
b.	Cloud-MD™ Real-Time Insurance Eligibility Verification improves practice profitability by solving the problems with eligibility verification, the cause of three out of four insurance denials. With real-time access to approximately all electronically accessible plans, the Cloud-MD™ Eligibility Verification and Benefit Inquiry permits a provider to determine if a patient is currently eligible for coverage from a payer.
c.	Cloud-MD™ Patient Credit is a totally new concept in patient collections for the HealthCare Provider - it shifts the burden of lost revenue from the provider to the patient. It utilizes a proven system for managing the collection process from the moment of creation of the debt through the final payment, all without costing the provider any money or resources. It fully automates the payment process and benefits include: Increased Collections; Reduced A/R; Reduced Patient Bad Debt; Reduced Patient Billing Expenses; No Collection Calls; Expedites Cash Flow.
d.	Cloud-MD™ e-Payment Solution offers multiple ways to process Credit, Debit and Check transactions. It offers the lowest rates for merchant processing through either a credit card point of sale terminal or through our Virtual e-terminal. It will accept all of the major Credit and Debit cards so that you can provide more payment options to your patients.
e.	Cloud-MD™ Billing Services stands out from the crowd of medical billing companies. Cloud-MD™ Billing Services offers a complete medical billing solution, offers best-of-breed technology, an air tight medical billing process, actionable reporting and broad experience and can work its clients' medical billing systems. Cloud-MD™ Billing Services is a major component of Revenue Cycle Management and will assist physicians in maximizing their revenues as they see patients. Physicians typically pay more than they should for billing – either internal or outside services. Because Cloud-MD™ can combine the Company systems and processes within the billing company; we can quickly reduce expenses of the operation and increase profitability of the physician’s practice.

5.	Patient Health Information Exchange (“PHI”) offers a new concept in referrals management, physician-to-physician communications and physician-to-patient communications. With complete HIPAA compliant security and use of already familiar electronic tools such as an Electronic Medical Records (“EMR”)/Electronic Health Records (“EHR”), email or a FAX machine, Patient Health Information can be easily and securely transmitted and retrieved by only the intended parties.

Table of Contents	-4-

6.	Information Security (“IS”) offers CipherLoc™, the most comprehensive security coverage available and easily complies with HIPAA guidelines. CipherLoc™ is a patent pending, state-of-the-art Polymorphic Cipher Engine that was created as an advance Polymorphic Key Progression Algorithm (“PKPA”) cipher engine. CipherLoc™ is an industry changing, ground breaking and innovative solution for making all digital communications virtually impenetrable, thus, giving any corporation or individual the capability to achieve virtually the same security offered by a One Time Pad (OTP), the most secure cipher solution known, without all of the disadvantages. The CipherLoc™
7.	Healthcare Inventory Management (“IM”) is a sophisticated, yet easy-to-use, solution for inventory management and product acquisition as well as a resource for accessing detailed, actionable information about specific product usage in order to help streamline current processes and procedures to manage the costs and complexities of the internal inventory cycle of a healthcare business.
8.	Practice Optimization Consulting is an audit based service performed on the individual practice in order to make recommendations on ways to improve efficiencies and increase revenues. Our team of experts will analyze how your practice functions and looks at your specific systems and needs. Based on our findings, we will help you develop a program that will improve the efficiency of your practice, leading to higher profits.
9.	Cloud MD Cross Border Verticals provides ancillary income to its members and will provide physician members the opportunity to increase their personal revenue by receiving dividends from the Company for buying goods and services they are required to have. As mentioned earlier, physicians indirectly control 50 – 60% of all healthcare spending. Cloud MD Cross Border Verticals gives the physician the opportunity to benefit financially from this type of spending.
10.	Company Owned Services offers opportunities for physicians to potentially share in the revenue generated by the various divisions of the company.
11.	Recurring Income Opportunities from various third party vendors like insurance purchases or group supply purchases will be negotiated and made available to share among the Cloud MD members.

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

Table of Contents	-5-

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

17.  CipherLoc™ is achievable in hardware, software, or a mix of the two.

18.   CipherLoc™ is ideal for internet and private networks.

19. CipherLoc™ works extremely well for Real Time Operating Systems and control systems.

20.	CipherLoc™ automated key generation from a randomized source means that even if the first key is compromised the next key is not formed until the network provides the data. This prevents the so-called “rubber hose” attack.
21.	CipherLoc™ is infinitely configurable and mathematically provably secure. It allows you to have security as good as a government without the same cost and vast array of equipment.

Table of Contents	-7-

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

The Market and Industry

Cloud-MD™ Marketing

CloudMD participates in the rapidly growing US Healthcare industry, which is expected to grow from nearly $2.0 trillion today to approximately $2.9 trillion in the next 2-5 years. Research by The American Medical Association, The Gartner Group, Datamonitor and Forrester Research and others makes it clear that healthcare provider spending has been growing annually since 2005 and is expected to continue growing through 2016, led by the IT services segment, whose annual growth rate is expected to be 6.6% compound annual growth rate.

Recent industry changes have added many challenges and complexities to the business of the medical practice (EHR transition, Patient Protection and Affordable Care Act (“PPACA”), HIPAA revisions, Accountable Care Organizations (“ACO”), ICD-10, Electronic Prescribing “eRX”, Physician Quality Reporting Solutions “PQRS”, declining reimbursement rates, increased patient payment responsibility, etc.). As such, many practices have started to reevaluate the idea of partnering with a professional medical billing or revenue cycle management firm as a possible resource for addressing some of the challenges.

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

Table of Contents	-8-

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

Table of Contents	-9-

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

ITEM 1A. RISK FACTORS

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

Table of Contents	-10-

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements for the year ended September 30, 2013 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2013 of $26,542,265 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Table of Contents	-11-

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

Also the officers and directors have change in control provisions that allows for the full payment of salary and stock in case the company is taken over by a third party. In addition to the ability of these directors and officers of the Company to vote shares representing a significant majority of the total voting power of the Company’s common shares.  (See the officers’ employment agreements).

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

Table of Contents	-12-

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic and market share;
•	maintaining the utility, compatibility and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, tablets and television set top devices; and
•	continuing to enhance the attractiveness of our cloud platforms to third-party developers.

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

Table of Contents	-13-

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

Table of Contents	-15-

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

ITEM 2. PROPERTIES

Starting in January 2012, the Company began sharing an office with a shareholder at 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014. The office is at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

On July 5, 2013, the Company filed a complaint against Krooss Medical Management Systems, LLC, William F. Krooss and Marie W. Krooss ( the “Defendants”) in the United States District Court, District of Nevada Case No. 2013-CV-01187-ABG-VCF for the collection of approximately $200,000 of unpaid medical billing fees that were seriously delinquent.

After many attempts by the Company to begin collections, the Defendants refused to pay the outstanding balances, however they expected the Company to continue to bill for them. The Complaint includes causes of action for Breach of the Permanent Asset Transfer and Purchase Agreement (“PTAPA”), Breach of Billing and Collections Contracts, Negligence, Breach of the Duty of Good Faith and Fair Dealing, Tortious Interference with Business Relations, Fraud, and other causes of action.

Table of Contents	-16-

On August 13, 2013, Krooss Medical Management Systems et al filed a Complaint in Chancery Court of Rankin County, Mississippi Case No. 13-1372 apparently as a strategy to keep the collection matter in Mississippi Chancery Court.

Case No. 13-1372 was remanded to the United States District Court, Southern District of Mississippi Jackson Division Case No. 3:13CV507-HTW-LRA.

This litigation is a collection matter of unpaid fees by the Defendants and the Company denies the allegations (Breach of the PTAPA, Rescission of the PTAPA, Breach of Billing and Collections Contracts, Negligence, Quantum Meruit, Restitution, and Estoppel, Breach of the Duty of Good Faith and Fair Dealing, Tortious Interference with Business Relations, and other causes of action) filed in Mississippi Chancery Court related to this collection matter. The Company does not expect the cost to litigate this matter to adversely affect the Company’s operations. However, the Company has discontinued operations in DNA-Cloud in Mississippi as the Company believes the Defendants have interfered with the billing contracts purchased which is one of the causes of action in the Complaint, among others. The Company believes many of the contracts have been terminated due to the interference by the Defendants, and DNA-Cloud has not been able to expand the business because of the reputation of the Defendants in Jackson, Mississippi and the surrounding area.

ITEM 4. REMOVED AND RESERVED

Table of Contents	-17-

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cloud’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “NSCT.”

At September 30, 2013, there were 214,624,216 shares of common stock of Cloud outstanding and there were in excess of 902 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cloud’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2013
First Quarter (October – December 2012)	$0.04	$0.02
Second Quarter (January – March 2013)	$0.04	$0.03
Third Quarter (April - June 2013)	$0.04	$0.02
Fourth Quarter (July – September 2013)	$0.04	$0.02
Fiscal Year 2012
First Quarter (October – December 2011)	$0.01	$0.01
Second Quarter (January – March 2012)	$0.01	$0.01
Third Quarter (April - June 2012)	$0.03	$0.02
Fourth Quarter (July – September 2012)	$0.03	$0.03

On January 24, 2014, the closing bid price of our common stock was $0.029.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended September 30, 2013. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cloud’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer located in Las Vegas, Nevada.

Recent sales of Unregistered Securities

Fiscal Year Ending September 30, 2014

In October 2013, the Company issued 25,000 shares of common stock for net cash proceeds of $5,000.

In October 2013, the Company issued 200,000 shares of common stock for purchase of assets from Antree Systems Limited. These shares were valued at $6,000 based on the market price on the date of grant.

Table of Contents	-18-

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares because the shares were lost during delivery to Antree Systems. The Company replaced those lost shares and canceled the shares that were lost when delivered to Ireland at the office of Antree Systems.

On December 4, 2013, the Company issued 120,000 shares of common stock valued at $3,600 based on the market price on the date of grant, for the purchase of software in accordance with the software licensing and subscription agreements.

On January 12, 2014, the Company issued 10,000 shares of common stock for net cash proceeds of $10,000.

Fiscal Year Ended September 30, 2013

During the year ended September 30, 2013, the Company issued 217,500 shares of common stock for $143,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
April 17, 2013	20,000	20,000
August 26, 2013	20,000	2,000
Total	217,500	$143,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2013, the Company issued 400,000 shares of common stock valued at $13,563 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2013.

Date	Number of Shares	Fair Value
October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
September 30, 2013	50,000	1,250
Total	400,000	$13,563

Stock Issued for Services

During the year ended September 30, 2013, the Company issued 1,165,500 shares of common stock as compensation. The fair values of the shares were a total of $36,629 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Table of Contents	-19-

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Software Agreement
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
August 26, 2013	100,000	1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	1,165,500	36,629

Stock Issued for Assets Acquisition

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

Fiscal Year Ended September 30, 2012

During year ended September 30, 2012, the Company issued 190,000 shares of common stock for proceeds of $68,000 as follows:

Date	Number of Shares	Proceeds
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	50,000
June 21, 2012	65,000	13,000
Total	190,000	$68,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2012, the Company issued 941,333 shares of common stock valued at $19,301 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2012.

Date	Number of Shares	Fair Value
December 29, 2011	100,000	$1,150
May 29, 2012	25,000	400
May 29, 2012	50,000	800
May 29, 2012	100,000	1,600
May 29, 2012	150,000	2,400
May 29, 2012	181,333	2,901
August 9, 2012	300,000	9,000
August 9, 2012	35,000	1,050
Total	941,333	$19,301

Table of Contents	-20-

Stock Issued for Services

During the year ended September 30, 2012, the Company issued 33,000 shares of common stock for compensation. The fair values of the shares were a total of $624 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
December 5, 2011	8,000	$82	Legal services
December 5, 2011	10,000	102	Advisory service
June 21, 2012	1,000	20	Commission
August 9, 2012	14,000	420	Commission
Total	33,000	$624

Stock Issued for Debt Settlement

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the conversion of debt from our CEO in the principal amount of $1,200,106.

Stock Issued for Assets Acquisition

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

Common Stock

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. There were 214,624,216 shares issued and outstanding as of September 30, 2013. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value and 4,000,000 are issued and outstanding as of September 30, 2013. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock have been granted to our CEO & CFO on November 30, 2010 and issued on April 11, 2012 which was valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

Table of Contents	-21-

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options previously issued have expired.

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

On February 4, 2010, the prior Board members, Mr. Michael Grollman and Mr. Greg Szabo, voted to discontinue and wind down the operation of the Company's Mobile DVR and Location Products business. These Company assets were transferred to a Limited Liability Company named NSC Labs, LLC controlled and owned by Mr. Grollman. Mr. Grollman and NSC Labs, LLC agreed to pay the Company 2% of future revenues and $100,000. However, neither Mr. Grollman nor NSC Labs, LLC have paid any consideration for this transaction. The Company discontinued these operations in 2011.

Table of Contents	-22-

On November 19, 2010, the prior management of the Company was terminated and a new management team began working on operations related to the Company’s medical billing software. In fiscal 2011, the year of termination of prior management, the new management team deemed that the above transaction transferring prior operations to NSC Labs, LLC was transacted in full and final settlement of the liabilities owed to the former management. Since the transaction was related to the former management team, who had the ability to affect the terms and outcomes of the liabilities, the settlement of the liabilities has been subsequently recorded as an increase to additional paid in capital.

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

Table of Contents	-23-

Critical Accounting Policies

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

Subscription revenue is generated from bandwidth and information storage. After the first year and each year thereafter, the software is purchased and installed the purchaser is required to pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

Transaction revenue is generated from the following services and recognized when the transaction occurs:

·	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
·	Paper Claims $1.00 Paper claim fee;
·	Carrier Direct $0.16 Carrier direct fee;
·	Fast Forward $0.35 Fast forward transaction fee; and,
·	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company has not incurred any transaction revenue in the years ended September 30, 2013 or 2012.

Cost of License, and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. The Company has not incurred any costs of license revenue in the years ended September 30, 2013 or 2012.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. The Company has not incurred any costs of subscription revenue in the years ended September 30, 2013 or 2012.

The amortization of acquired technology for products acquired through business combinations are considered as cost of revenues. The acquired technology is amortized using the straight-line method over 5 years. The Company recognized $243,470 and $181,739 during the years ended September 30, 2013 and 2012, respectively.

Table of Contents	-24-

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

During the year ended September 30, 2013, the Company wrote-off accounts receivable of approximately $200,000. These accounts receivable were from billing services performed in Doctors Network of America (“DNA”), subsequent to our acquisition of the company from Krooss Medical Management Systems, LLC (“Krooss”) during the year ended September 30, 2013. These amounts were deemed uncollectible due to our pending litigation with Krooss, and were recorded in loss from discontinued operations.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. There were no option or warrants issued by the Company during the years ended September 30, 2013 and 2012.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2013, Compared to Fiscal Year Ended September 30, 2012

Revenue increased to $516,868 from $487,703 for the years ended September 30, 2013 and 2012, respectively. On an annualized basis, our revenue decreased as a result of operation occurring for a full year in 2013 compared to operations from January 2012 through September 30, 2012. Sales in 2013 consisted of 10 software units compared to 12 software units in 2012.

Cost of revenue increased to $243,470 from $181,739 for the years ended September 30, 2013 and 2012, respectively. Our cost of services increased due to a full year amortization of the intangible assets compared to amortization from January 2102 through September 30, 2012.

General and administrative expenses increased to $714,266 from $223,211 for the years ended September 30, 2013 and 2012, respectively. The increase in general and administrative expenses are primarily related to the salaries of management and costs of accounting.

Research and development costs increased to $208,895 from $151,000 for the years ended September 30, 2013 and 2012, respectively. Our research and development increase is related to updates to our software required to be in compliance with the updated Affordable Care Act and other modifications to our software.

Impairment of assets increased to $6,000 from $4,000 for the years ended September 30, 2013 and 2012, respectively. We impaired the purchase of the DNA operations in Mississippi that was discontinued in 2013 due to the pending litigation with Krooss.

Interest expenses decreased to $392 from $1,488 for the years ended September 30, 2013 and 2012, respectively. Our interest expense decreased as a result of the lower outstanding principal balance of our line of credit.

Table of Contents	-25-

We recorded a gain from discontinued operations for the year ended September 30, 2013 of $23,628 compared to $392,614 for the year ended September 30, 2012. The decrease in gain from discontinued operations is related to the Company writing off debt related to the Company’s previous GPS operations of $58,894 in the year ended September 30, 2013 compared to $410,482 for the year ended September 30, 2012. The Company wrote-off notes payable, accounts payable and accrued expenses previously classified as discontinued operations that was expired under the statute of limitations. Since the write off was related to debt incurred related to discontinued operations the gain has been recorded to discontinued operations. The Company discontinued its GPS operational device business in February 2010. The Company also discontinued its operations relating to DNA during the year ended September 30, 2013. As a result, the Company recorded a loss on discontinued operation from DNA of $35,266 during the year ended September 30, 2013. (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements)

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2013 of $26,542,265 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company has a line of credit with Chase Bank with a balance of $9,796 at September 30, 2013. This line of credit allows us to borrow up to $50,000 as a revolving line of credit.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $65,000 at 4.00% interest rate which renews annually. As of January 10, 2014 we have borrowed $36,500.

Cash flows from operations. Our cash (used in) provided by operating activities were ($136,711) and $150,317 for the years ended September 30, 2013 and 2012, respectively. The decrease in cash flows provided by operations was primarily attributable to the changes in operating assets and liabilities, the increase in depreciation and amortization for the year, and the decrease in gain from discontinued operations in the year ended September 30, 2013 as compared to the year ended September 30, 2012.

Cash flows from investing activities. Our cash used in investing activities were $11,500 and $0 for the years ended September 30, 2013 and 2012, respectively. The increase in cash flows used in) investing activities was attributable to the acquisition of intangible assets during 2013.

Cash flows from financing activities. Cash provided by (used in) financing activities were $105,442 and ($109,977) for the years ended September 30, 2013 and 2012, respectively. We received cash from sales of our common stock of $143,000 and $68,000 for the years ended September 30, 2013 and 2012, respectively. During the year ended September 30, 2013, we repaid our advances from our CEO of $31,000 and repaid our line of credit of $23,111. During the year ended September 30, 2013, our CEO advanced us $5,409 and we received proceeds from our line of credit of $11,144. During the year ended September 30, 2012, our CEO advanced us $7,969 and made payments of $25,236 directly on our line of credit. The Company made repayments on the advances from our CEO of $188,410 during the year ended September 30, 2012.

Table of Contents	-26-

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

Table of Contents	-27-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cloud Medical Doctor Software Corporation
(Formerly National Scientific Corporation)
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Cloud Medical Doctor Software Corporation as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Cloud Medical Doctor Software Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cloud Medical Doctor Software Corporation as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cloud Medical Doctor Software Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, Cloud Medical Doctor Software Corporation has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 4, 2014

Table of Contents	-28-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$8,587	$51,356
Accounts receivable	8,338	4,888
Total current assets	16,925	56,244

Proprietary technology, net	817,921	1,022,591
TOTAL ASSETS	$834,846	$1,078,835

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$361,994	$229,736
Liabilities attributable to discontinued operations	35,356	—
Advances from officers	—	25,591
Line of credit	9,796	21,763
Total current liabilities	407,146	277,090
TOTAL LIABILITIES	407,146	277,090

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding as of September 30, 2013 and 2012	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 214,624,216 and 211,991,212 issued and outstanding as of September 30, 2013 and 2012, respectively	2,146,242	2,119,912
Additional paid-in capital	24,783,723	24,552,924
Accumulated deficit	(26,542,265)	(25,911,091)
Total stockholders' equity	427,700	801,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$834,846	$1,078,835

The accompanying notes are an integral part of these financial statements.

Table of Contents	-29-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	September 30,
	2013	2012

REVENUE	$516,868	$487,703
COST OF REVENUES	243,470	181,739

GROSS PROFIT	273,398	305,964

OPERATING EXPENSES:
General and administrative	714,266	223,211
Research and development	208,895	151,000
Impairment of assets	6,000	4,000
Total operating expenses	929,161	378,211
OPERATING LOSS	(655,763)	(72,247)

OTHER (INCOME) AND EXPENSES
Interest expense	392	1,488
Gain on the disposal of assets	(1,353)	—
Total other (income) expenses	(961)	1,488

LOSS FROM CONTINUING OPERATIONS	(654,802)	(73,735)

INCOME FROM DISCONTINUED OPERATIONS	23,628	392,614

NET INCOME (LOSS)	$(631,174)	$318,879

NET INCOME (LOSS) PER COMMON SHARE - Basic and diluted:

Continuing operations	$(0.00)	$(0.00)

Discontinued operations	$0.00	$0.00

Total	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	212,798,744	210,463,497

The accompanying notes are an integral part of these financial statements.

Table of Contents	-30-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2013

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

SEPTEMBER 30, 2011	4,000,000	$40,000	180,526,879	$1,805,269	$22,409,927	$(26,229,970)	$(1,974,774)

Common stock issued for settlement of debt	—	—	30,000,000	300,000	900,106		1,200,106

Common stock issued for investment			200,000	2,000	2,000		4,000

Common stock issued for purchase of software			100,000	1,000	1,500		2,500

Common stock issued for the purchase of billing software			941,333	9,413	9,888		19,301

Common stock issued for consulting services			33,000	330	294		624

Common stock issued for cash			190,000	1,900	66,100		68,000

Write-off of related party debt					1,163,109		1,163,109

Net loss						318,879	318,879

SEPTEMBER 30, 2012	4,000,000	$40,000	211,991,212	$2,119,912	$24,552,924	$(25,911,091)	$801,745

Common stock issued for investment			300,000	3,000	3,000		6,000

Common stock issued for purchase of software			500,004	5,000	10,800		15,800

Common stock issued for the purchase of billing software			450,000	4,500	9,063		13,563

Common stock issued for consulting services			1,165,500	11,655	24,974		36,629

Common stock issued for cash			217,500	2,175	140,825		143,000

Write-off of related party debt					42,137		42,137

Net loss						(631,174)	(631,174)

SEPTEMBER 30, 2013	4,000,000	$40,000	214,624,216	$2,146,242	$24,783,723	$(26,542,265)	$427,700
The accompanying notes are an integral part of these financial statements.

Table of Contents	-31-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2013	2012
Net income (loss)	$(631,174)	$318,879
Income from discontinued operations	(23,628)	(392,614)
Net loss from continuing operations	(654,802)	(73,735)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	243,470	180,015
Impairment of assets	6,000	4,000
Stock issued for compensation	36,629	624
Stock issued with licensing agreements	13,563	19,301
Changes in operating assets and liabilities:
Accounts receivable	(3,450)	(4,888)
Accounts payable and accrued liabilities	221,879	25,000
Net cash (used) provided in operating activities	(136,711)	150,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(11,500)	—
Net cash (used in) operating activities	(11,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	5,409	7,969
Repayment of advances from officer	(31,000)	(188,410)
Proceeds from line of credit	11,144	2,464
Repayment of line of credit	(23,111)	—
Common stock issued for cash	143,000	68,000
Net cash provided by (used in) financing activities	105,442	(109,977)

(DECREASE) INCREASE IN CASH	(42,769)	40,340
CASH, BEGINNING OF YEAR	51,356	11,016
CASH, END OF YEAR	$8,587	$51,356
CASH PAID FOR:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Reclass from discontinued operations to accounts payable	$—	$204,736
Accrual of software acquisition costs	$11,500	$—
Write-off of debt - related parties	$42,137	$1,163,109
Common stock issued for investment in Doctors Network of America	$6,000	$4,000
Common stock issued for purchase of software	$15,800	$2,500
Transfer from line of credit to advance from officer	$—	$25,236
Common stock issued for settlement of debt	$—	$1,200,106

The accompanying notes are an integral part of these financial statements.

Table of Contents	-32-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 1 - DESCRIPTION OF BUSINESS

Cloud Medical Doctor Software Corporation (the “Company”, or “Cloud-MD”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation.

In the year ended September 30, 2011, Cloud-MD introduced the Cloud-MD Office, a “Cloud Based”, 5010 ready and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help independent physician practices, New Care Delivery Models (ACO), healthcare systems and billing services optimize a wide range of business. The Company’s current software product offerings include Practice Management, Electronic Medical Records, Revenue Management, Patient Financial Solutions, Medical and Pharmaceutical Supply Management, Claims Management and Patient Health Information Exchange.

In the year ended September 30, 2012, Cloud-MD launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into the Company’s medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a comprehensive reporting module that includes monthly financial statements and other detailed reports that are sent to the Company’s clients so they can see how their practice is performing, patient account inquiries and support to assist patients with their billing and insurance questions.

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at September 30, 2013 of $26,542,265 and needs additional cash to maintain its operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its proprietary technology and the valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013 and 2012, cash and cash equivalents include cash on hand and cash in the bank. The FDIC insures these deposits up to $250,000.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Fair value is defined as an exit price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Within the measurement of fair value, the use of market-based information is prioritized over entity specific information and a three-level hierarchy for fair value measurements is used, based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Table of Contents	-34-

The following table summarizes fair value measurements by level at September 30, 2013 and 2012 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At September 30, 2013
Software development net of amortization	$—	$—	$817,921	$817,921
Total Proprietary Technology	$—	$—	$817,921	$817,921

At September 30, 2012
Software development net of amortization	$—	$—	$1022,591	$1,022,591
Total Proprietary Technology	$—	$—	$1,022,591	$1,022,591

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of September 30, 2013 and 2012, the Company had no valuation allowance for the Company’s accounts receivable.

During the year ended September 30, 2013, the Company wrote-off accounts receivable of approximately $200,000. These accounts receivable were from billing services performed in DNA, subsequent to our acquisition of the company from Krooss Medical Management Systems, LLC (“Krooss”) which was completed during the year ended September 30, 2013. These amounts were deemed uncollectible due to our pending litigation with Krooss, and were recorded in loss from discontinued operations.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2013, the Company did not record any liabilities for uncertain tax positions.

Table of Contents	-35-

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

Subscription revenue is generated from bandwidth and information storage. After the first year and each year thereafter that the software has been purchased and installed, the purchaser is required to pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

Transaction revenue is generated from the following services and recognized when transaction occurs:

·	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
·	Paper Claims $1.00 Paper claim fee;
·	Carrier Direct $0.16 Carrier direct fee;
·	Fast Forward $0.35 Fast forward transaction fee; and,
·	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company has not incurred any transaction revenues in the year ended September 30, 2013.

Cost of License, and Subscription Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license revenue during the years ended September 30, 2013 and 2012.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for subscription revenue or customer support during the years ended September 30, 2013 and 2012.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired technology is amortized using the straight-line method over 5 years.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans established annually. The commission payments are typically accrued on the date of sale and paid in the month following execution of the customer contracts. The Company paid commissions of $62,060 and $73,298 for the years ended September 30, 2013 and 2012, respectively.

Table of Contents	-36-

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the years ended September 30, 2013 and 2012 were $208,895 and $151,000, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. There were no options or warrants issued by the Company during the years ended September 30, 2013 and 2012.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2013 and 2012, the Company had no potentially dilutive instruments outstanding.

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

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, September 30, 2013, through the date of issuance of the financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Table of Contents	-37-

NOTE 5 – SOFTWARE

The following is a detail of software at September 30, 2013 and 2012:

	2013	2012
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	—
Encryption Software Code	15,800	—
Acquisition of Doctor’s Network of America	10,000	4,000
Total intangible assets	1,251,406	1,202,606
Accumulated amortization of intangible assets (charged to cost of sales)	(423,485)	(180,015)
Accumulated impairment of assets	(10,000)	(4,000)
Total proprietary technology, net	$817,921	$1,022,591

The Company impaired an investment of $10,000 and $4,000 for the years ended September 30, 2013 and 2012, respectively, directly related to the acquisition of Doctors Network of America (“DNA”) operating in Jackson Mississippi. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the investment to be impaired. The amortization expense was $243,470 and $180,015 for the years ended September 30, 2013 and 2012, respectively. The Company’s proprietary technology was placed into service starting in the second quarter of fiscal 2012.

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

Encryption Software Code

On November 21, 2012, the Company, through a purchase agreement with CipherSmith, LLC, purchased a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. The Company issued 500,004 shares of its common stock as payment for the acquisition. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the common stock issued in exchange for the software. The total fair value of the shares of common stock issued on the date of grant was $15,800.

Table of Contents	-38-

Doctors Network of America

On June 22, 2012, the Company entered into an acquisition agreement that closed on March 16, 2013. The Company agreed to acquire DNA in Flowood, Mississippi from Krooss Medical Management Systems, LLC (“Krooss”) for 500,000 shares of common stock. As of September 30, 2012, only 200,000 shares of common stock were issued as a deposit, which was valued at $4,000 based on the market value on the date of grant. At the closing of the transaction on March 16, 2013, the Company issued an additional 300,000 shares of common stock which were valued at $6,000 based on the market value on the date of grant.

Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts in the amount of approximately $200,000. The Company and the sellers are currently in litigation over the disputed transaction fees of $200,000. The Company has recorded an accumulated impairment of the acquired asset in the amount of $10,000 and $4,000 for the years ended September 30, 2013 and 2012, respectively.

NOTE 6 - DISCONTINUED OPERATIONS

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

Accordingly, the Company reclassified the assets, liabilities and operations related to its GPS operational device business as discontinued operations.  Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations of the GPS operational device business as net assets of discontinued operations, net liabilities of discontinued operations and results from discontinued operations. As of September 30, 2013 and 2012, the Company did not have any net assets or net liabilities related to the GPS operational device business.

The Company closed the acquisition with the final payment for DNA on March 16, 2013. Subsequent to the transaction closing, the sellers refused to pay the transaction fees for medical billing contracts that were processed. The Company filed a law suit against the sellers for Breach of Contract among other things in June of 2013. During that time, the Company believe the sellers began contacting all billing contract holders and interfered with the acquisition of all the assets from the transaction. Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations of DNA as net assets of discontinued operations, net liabilities of discontinued operations and results from discontinued operations. All of the assets that were acquired have been impaired and included in discontinued operations.

Details of the classifications for net liabilities and operations are shown below.

	September 30, 2013	September 30, 2012
Net liabilities of discontinued operations:
Accounts payable and accrued expenses	35,356	—
Net liabilities of discontinued operations	$35,356	$—

	Year ended September 30,
	2013	2012
Discontinued operations:
Revenues	$431,400	$—
Cost of sales	—	—
Operating expenses	(245,287)	—
Bad debt	(221,469)	—
Interest expense	—	(17,868)
Gain from write-off of debt	58,984	410,482
Income from Discontinued Operations	$23,628	$392,614

Table of Contents	-39-

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

NOTE 7 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during the years ended September 30, 2013 and 2012, the Company wrote off $101,121 and $1,573,591, respectively, in creditor liabilities which were all previously included in current liabilities in the accompanying balance sheet. As a result of these write-offs, the Company recognized a gain on the write off of liabilities in the amount of $58,984 and $410,482 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $42,137 and $1,163,109 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	September 30,	September 30,
	2013	2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$58,984	$66,281
Disputed salaries & vacation of former officers	—	968,645
Disputed salary – former employee	—	20,256
Disputed payroll taxes for back pay of former officers	—	84,701
Disputed interest	—	227,083
Accrued interest	42,137	—
Shareholders demand note payable at 12%	—	11,625
Shareholders demand note payable at 12%	—	20,000
Unsecured note payable at 8% interest due in November 2010, interest payments in default	—	175,000
Total debt mitigation program	$101,121	$1,573,591
Gain on write off of debt	$(58,984)	$(410,483)
Additional paid-in capital (1)	$(42,137)	$(1,163,108)

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

NOTE 8– COMMITMENTS AND CONTINGENCIES

Rent expense for the years ended September 30, 2013 and 2012 was $0 for both years.

The Company entered into an agreement to purchase the assets of DNA in June 2012 and after due diligence by both parties the transaction closed on March 16, 2013. Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts of approximately $200,000. In June 2013, the Company sued the sellers in federal court for breach of contract among other causes of action of unpaid medical billing transaction fees of approximately $200,000. The Company believes it will be successful in its litigation. However, if the Company is successful, the collectability of the judgment is highly questionable.

The Company has issued shares to new investors since January 2, 2011, that have an anti-reverse common stock split clause if the Company reverse splits the common stock. The reverse split of common stock is determined by management but must be approved by Financial Industry Regulation Authority (“FINRA”). Presently FINRA has denied the Company the right to reverse split the common stock until all Securities and Exchange Commission filings are current and at that point and time the Company will submit a request to FINRA to execute a reverse split of the common stock of the Company. The current investors holding anti-reverse split stock will have the right to hold the same number of shares of common stock as status quo after the reverse split. The anti-reverse split common stock protection is only for stock subject to reverse split and once the Company declares a reverse split and it is completed, the anti-reverse split protection will be terminate and shareholders that received anti-reverse split stock will be held with regular stockholders as the Company proceeds forward. In accordance with the anti-reverse split provision, no further shares will be issued to the anti-reverse split shareholders once the reverse split is approved and completed.

Table of Contents	-41-

As discussed in Note 7, the Company has written off $101,121 and $1,573,591 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for years ended September 30, 2013 and 2012. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 9– RELATED PARTY TRANSACTIONS

On October 15, 2011, the Company issued 30,000,000 common shares to the CEO for the conversion of the debt issued in the principal amount of $1,200,106.

During the years ended September 30, 2013 and 2012, the CEO advanced the Company cash of $5,409 and $7,969, respectively. In addition, during the year ended September 30, 2012, the CEO made payments on the Company’s behalf of $25,236 on the Company’s line of credit. The Company repaid $31,000 and $188,410 of the advances in the years ended September 30, 2013 and 2012, respectively. The advances from the CEO are due on demand and do not accrue interest. As of September 30, 2013 and 2012, the amount owed to the CEO for advances was $0 and $25,591, respectively.

Employment Agreements

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 subject to an annual increase of 10% and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually which is approximately 2,146,242, to be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause, he will receive the entire contract remaining on the agreement.

Table of Contents	-42-

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of her annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's EBITA, including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which is approximately 2,146,242 to be issued in 2013
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

NOTE 10 - EQUITY

As of September 31, 2013, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01 per share.

Fiscal Year Ended September 30, 2013

Stock Issued for Cash

During the year ended September 30, 2013, the Company issued 217,500 shares of common stock for $143,000 in net proceeds as follows:

Date	Number of Shares	Proceeds
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
April 17, 2013	20,000	20,000
August 26, 2013	20,000	2,000
Total	217,500	$143,000

Table of Contents	-43-

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2013, the Company issued 400,000 shares of common stock valued at $13,563 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2013.

Date	Number of Shares	Fair Value
October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
September 30, 2013	50,000	1,250
Total	400,000	$13,563

Stock Issued for Services

During the year ended September 30, 2013, the Company issued 1,165,500 shares of common stock as compensation. The fair values of the shares were a total of $36,629 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Software Agreement
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
August 26, 2013	100,000	1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	1,165,500	36,629

Stock Issued for Assets Acquisition

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

Table of Contents	-44-

Fiscal Year Ended September 30, 2012

Stock Issued for Cash

During year ended September 30, 2012, the Company issued 190,000 shares of common stock for proceeds of $68,000 as follows:

Date	Number of Shares	Proceeds
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	50,000
June 21, 2012	65,000	13,000
Total	190,000	$68,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2012, the Company issued 941,333 shares of common stock valued at $19,301 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2012.

Date	Number of Shares	Fair Value
December 29, 2011	100,000	$1,150
May 29, 2012	25,000	400
May 29, 2012	50,000	800
May 29, 2012	100,000	1,600
May 29, 2012	150,000	2,400
May 29, 2012	181,333	2,901
August 9, 2012	300,000	9,000
August 9, 2012	35,000	1,050
Total	941,333	$19,301

Stock Issued for Services

During the year ended September 30, 2012, the Company issued 33,000 shares of common stock for compensation. The fair values of the shares were a total of $624 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
December 5, 2011	8,000	$82	Legal services
December 5, 2011	10,000	102	Advisory service
June 21, 2012	1,000	20	Commission
August 9, 2012	14,000	420	Commission
Total	33,000	$624

Stock Issued for Debt Settlement

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the conversion of debt from our CEO in the principal amount of $1,200,106.

Table of Contents	-45-

Stock Issued for Assets Acquisition

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value. The Corporation established and designates the rights and preferences of a Series A Preferred Stock, and reserve 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock have been issued to our CEO & CFO on April 11, 2011.

NOTE 11 - INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $25.9 million available to offset future taxable income through 2013. For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

For the years ended September 30, 2013 and 2012, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operation loss carryforward and the related valuation allowance.

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

NOTE 12– SUBSEQUENT EVENTS

In October 2013, the Company through a purchase agreement with Antree Systems Limited has purchased a complete source code, intellectual property rights, all computer software, patents, or formulas, algorithm licensed or sold under a project known as Compass Rose and appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators (“URLs”) from Antree Systems Limited. The Company issued 200,000 shares of its common stock as consideration for the purchase. The fair value of the consideration and the assets acquired is based on the fair value of the common stock issued in exchange for the software. The total fair value, based on the market price on the date of grant, was $6,000. The Company evaluated this acquisition and determined that it did not meet the definition of a significant business acquisition.

Table of Contents	-46-

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $65,000 at 4.00% interest rate which renews annually. As of January 10, 2014 we have borrowed $36,500.

On December 17, 2013, the Company amended its Articles of Incorporation that gave the right to the holders of Preferred A shares to convert 1 share of Convertible Preferred A shares to 150 Common Shares of the Company. The holders of the Preferred A shares can convert the shares upon proper notice and approval of the Board of Directors. Presently, the holders of the Preferred A shares have not sent notice to the Board of Directors.

Stock issuances

Fiscal Year Ending September 30, 2014

In October 2013, the Company issued 25,000 shares of common stock for net cash proceeds of $5,000.

In October 2013, the Company issued 200,000 shares of common stock for purchase of assets from Antree Systems Limited. These shares were valued at $6,000 based on the market price on the date of grant.

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares because the shares were lost during delivery to Antree Systems. The Company replaced those lost shares and canceled the shares that were lost when delivered to Ireland the office of Antree Systems.

On December 4, 2013, the Company issued 120,000 shares of common stock valued at $3,600 based on the market price on the date of grant, for the purchase of the software licensing and subscription agreements.

On January 12, 2014, the Company issued 10,000 shares of common stock for net cash proceeds of $10,000.

Table of Contents	-47-

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

On November 27, 2013, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged GBH CPAs, PC as its independent registered public accounting firm to audit the Registrant’s financial statements for the fiscal year ended September 30, 2013 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending March 31, 2012 through current.

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

Table of Contents	-48-

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2013.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	-49-

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

Michael De La Garza

Cloud Medical Doctor Software Corporation – 2010-Present. President, CEO, Chairman of the Board,

Card Activation Technology Corporation. - President, CEO, Chairman of the Board a gift card technology company- 2008-2009

MedCom USA, Corporation. -President, CEO, Chairman of the Board of a medical software company - 2008-2009

PayMed USA, LLC President and co-founder of a medical software company -2003-2012

Providers Solution, Corporation. President and co-founder of a medical software company -2000-2012

Accident and Injury Medical Centers, Corporation, President and co-founder of a medical rehab company 1993-1999

Medical Synergies Corporation. COO, President, a medical billing company. 1991-1999

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

Table of Contents	-50-

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

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2013, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely. Current management needs to file Form 4 for the issuance of common shares as follows:

CFO January 2, 2011 5,000,000 common shares

CEO January 2, 2011 10,000,000 common shares

CEO October 2011 30,000,000 common shares

Table of Contents	-51-

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2013, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2013 and 2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael De La Garza CEO, President & Chairman	2012	—	—	—	—	—	—	—	—
	2013	199,647	—	—	—	—	—	—	199,647

Pamela Thompson, CFO, Secretary, Treasurer & Director	2012	60,000	—	—	—	—	—	—	60,000
	2013	117,500	—	—	—	—	—	—	117,500

Table of Contents	-52-

2013 and 2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable

Michael De La Garza	2012	—	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—	—

Pamela Thompson	2012	—	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—	—

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

Table of Contents	-53-

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

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which is approximately 2,146,242 to be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of her annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which is approximately 2,146,242 to be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of January 24, 2013 based on 215,159,216 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Table of Contents	-54-

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael De La Garza(1) c/o Cloud 1291 Galleria Drive, Suite 200 Henderson, NV 89014	Common Stock	40,000,000	18.86%
Pamela Thompson(2) c/o Cloud 1291 Galleria Drive, Suite 200 Henderson, NV 89014	Common Stock	5,000,000	2.35%

All Officers and Directors As a Group (2 persons)	Common Stock	45,000,000	21.21%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Pamela Thompson does not have beneficial ownership to the stock issued to her; those shares are held in an irrevocable trust for the benefit of her minor children, that she does not have control or voting control of those shares.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

On April 11, 2011 the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000 shares, at $0.01 par value. There were 214,624,216 shares issued and outstanding as of September 30, 2013.

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value and 4,000,000 are issued and outstanding as of September 30, 2013. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been issued to our CEO & CFO on April 11, 2011 valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

Table of Contents	-55-

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

Convertible Securities

The Company has no convertible securities as of September 30, 2013.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 15, 2011, the Company issued 30,000,000 common shares to the CEO to convert the debt in the principal amount of $1,200,106 in principal.

During the years ended September 30, 2013 and 2012, the CEO advanced the Company cash proceeds of $0 and $7,969, respectively. In addition, during the year ended September 30, 2012, the CEO made payments on the Company’s behalf of $25,236 on the Company’s line of credit. The Company repaid $25,591 and $188,410 of the advances in the years ended September 30, 2013 and 2012, respectively. The advances from the CEO are due on demand and do not accrue interest. As of September 30, 2013 and 2012, the amount owed to the CEO for advances was $0 and $25,591, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by GBH CPAs, PC for the audit of the Company’s annual financial statements for fiscal years ended September 30, 2013 and 2012 were approximately $32,000 and $32,000, respectively.

Audit-Related Fees. The aggregate fees billed by GBH CPAs, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2013 and 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Table of Contents	-56-

Tax Fees. The aggregate fees billed by GBH CPAs, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2013 and 2012 were $0 and $0, respectively.

All Other Fees. The aggregate fees billed by GBH CPAs, PC for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2013 and 2012 were $0 and $0, respectively.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2013 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

Table of Contents	-57-

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Amendment to Preferred Shares (9)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.
(9)	Incorporated herein
Table of Contents	-58-

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: February 5, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: February 5, 2014	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 5, 2014	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: February 5, 2014	By: /s/ Pamela Thompson
Pamela Thompson
Director

Table of Contents	-59-