Form 10-Q
period 2012-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-02-21
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2014
Common stock, $0.01 par value	215,159,216

 CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Balance Sheets	2
	Statements of Operations	3
	Statements of Cash Flows	4
	Notes to Financial Statements	5
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mining Safety Disclosures	30
Item 5	Other information	30
Item 6.	Exhibits	31

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ending September 30, 2013.

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
BALANCE SHEETS
(Unaudited)

	December 31, 2012	September 30, 2012

ASSETS

CURRENT ASSETS:
Cash	$51,975	$51,356
Accounts receivable	434	4,888
Total current assets	52,409	56,244

Proprietary technology, net	965,386	1,022,591

TOTAL ASSETS	$1,017,795	$1,078,835

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$185,752	$229,736
Advances from officers	—	25,591
Line of credit	—	21,763
Total current liabilities	185,752	277,090

TOTAL LIABILITIES	185,752	277,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 212,438,712 and 211,991,212 issued and outstanding, respectively	2,124,387	2,119,912
Additional paid-in capital	24,589,409	24,556,607
Accumulated deficit	(25,921,753)	(25,914,774)
Total stockholders' equity	832,043	801,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,017,795	$1,078,835

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-2-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	December 31,
	2012	2011

REVENUES	$149,357	$—
COST OF REVENUES	60,005	—

GROSS PROFIT	89,352	—

OPERATING EXPENSES:
General and administrative	118,871	25,948
Research and development	40,000	21,000
Total operating expenses	158,871	46,948
OPERATING LOSS	(69,519)	(46,948)

OTHER INCOME (EXPENSE)
Interest expense	(127)	—
Total other income (expense)	(127)	—

NET LOSS FROM CONTINUING OPERATIONS	(69,646)	(46,948)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	58,984	(4,466)

NET LOSS	$(10,662)	$(51,414)

NET INCOME (LOSS) PER COMMON SHARE (Basic and diluted):
Continuing operations	$(0.00)	$(0.00)

Discontinued operations	$0.00	$(0.00)

Total	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	212,195,098	210,612,596

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,
	2012	2011

Net loss	$(10,662)	$(51,414)
Income (loss) from discontinued operations	58,984	(4,466)
Net loss from continuing operations	(69,646)	(46,948)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	60,005	—
Stock issued for compensation	3,060	185
Stock issued with licensing agreements	4,100	1,150
Changes in operating assets and liabilities:
Accounts receivable	4,454	—
Accounts payable and accrued liabilities	15,000	8,866
Deferred revenue	—	48,850
Net cash provided by operating activities	16,973	12,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from officer	(25,591)	(581)
Repayment of line of credit	(21,763)	—
Common stock issued for cash	31,000	55,000
Net cash (used in) provided by financing activities	(16,354)	54,419

INCREASE IN CASH	619	66,522
CASH, BEGINNING OF YEAR	51,356	11,016
CASH, END OF YEAR	$51,975	$77,538

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$—	$—
Taxes	$—	$—

NONCASH INVESTING ACTIVITIES:
Common stock issued for purchase of intangible assets	$2,800	$—

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

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

Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2012 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2012 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at December 31, 2012 of $25,921,753 and needs additional cash to maintain its operations.

Table of Contents	-5-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The acquired software technologies are reviewed annually for impairment.

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

Table of Contents	-6-

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at December 31, 2012 and September 30, 2012 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At December 31, 2012
Proprietary Technology	$—	$—	$965,386	$965,386
Total Proprietary Technology	$—	$—	$965,386	$965,386
At September 30, 2012
Proprietary Technology	$—	$—	$1,022,591	$1,022,591
Total Proprietary Technology	$—	$—	$1,022,591	$1,022,591

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of December 31, 2012 and 2011, the Company had no valuation allowance for the Company’s accounts receivable.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012, the Company did not record any liabilities for uncertain tax positions.

Table of Contents	-7-

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

Subscription revenue is generated from bandwidth and information storage. In the first year and each year thereafter, the software is purchased and installed, the purchaser will pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

Transaction revenue is generated from the following services and recognized when a transaction occurs:

·	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
·	Paper Claims $1.00 Paper claim fee;
·	Carrier Direct $0.16 Carrier direct fee;
·	Fast Forward $0.35 Fast forward transaction fee; and,
·	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company had not received any transaction revenues in the three months ended December 31, 2012.

Cost of License, and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the three months ended December 31, 2012 and 2011.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the three months ended December 31, 2012 and 2011.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired software technologies are amortized over their useful lives of 5 years.

Table of Contents	-8-

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $20,260 and $15,000 for the three months ended December 31, 2012 and 2011, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the three months ended December 31, 2012 and 2011 were $40,000 and $21,000, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2012 and 2011, the Company had no potentially dilutive instruments outstanding.

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

Subsequent Events

The Company has evaluated all transactions occurring between the three months ended December 31, 2012, through the date of issuance of the financial statements for subsequent event disclosure.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Table of Contents	-9-

NOTE 5 – SOFTWARE

The following is a detail of software at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
Encryption Software Code	2,800	—
Acquisition of Doctor’s Network of America	4,000	4,000
Total intangible assets	1,209,406	1,206,606
Accumulated amortization of intangible assets	(240,020)	(180,015)
Accumulated impairment of assets	(4,000)	(4,000)
Total intangible assets	$965,386	$1,022,591

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $60,005 and $0 for the three months ended December 31, 2012 and 2011, respectively. The Company recognized a $4,000 impairment of Doctors Network of America (“DNA”) operating in Flowood, Mississippi during the year ended September 30, 2012. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the investment to be impaired.

Source Code License

On August 14, 2012, the Company, through a comprehensive agreement with MediSouth, LLC, (“MediSouth”) has purchased a complete source code license and will integrate and enhance this feature set as part of its Cloud-MD Office product suite.

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

Table of Contents	-10-

In October 2011, the Company issued Absolute Medical Software Systems, LLC, an entity owned by MDLG, 30,000,000 shares of common stock in full payment of this promissory note and interest accrued as of the date of conversion. The market price per share on the date of grant was $0.008 per share. No gain or loss was recorded on the conversion of the convertible promissory note.

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

Encryption Software Code

On November 21, 2012, the Company purchased from CipherSmith, LLC, a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. The Company issued 100,000 shares of its common stock as payment for the acquisition. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the common stock issued in exchange for the software. The total fair value of the shares of common stock issued on the date of grant was $2,800.

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

Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts in the amount of approximately $200,000. The Company and the sellers are currently in litigation over the disputed transaction fees of $200,000. The Company has recorded an impairment of the acquired asset in the amount of $4,000 for the year ended September 30, 2012.

NOTE 6- DISCONTINUED OPERATIONS

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

Table of Contents	-11-

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

Details of the classifications for net liabilities and operations are shown below.

	December 31, 2012	September 30, 2012
Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$—	$—
Net liabilities of discontinued operations	$—	$—

	Three Months Ended December 31,
	2012	2011
Discontinued operations:
Revenues	$—	$—
Cost of sales	—	—
Operating expenses	—	—
Interest expense	—	(4,466)
Gain from write-off of debt	58,984	—
Gain (loss) from discontinued operations	$58,984	$(4,466)

Commitments and contingencies that were discontinued as a result of the transfer of the assets to National Scientific LLC as follows:

On November 1, 2005, the Company entered into a financing program with Strategic Working Capital Fund, LP. The terms of this program included a five-year note payable at maturity in November 2010 for $175,000, at an annual interest rate of 8%. Interest was due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares included weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the note had various put and call rights, and has a right to early payment under certain conditions after 2 years. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs were amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs. Management received a legal opinion and determined that this note is unenforceable and has been written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

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

Table of Contents	-12-

On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provided for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. Management received a legal opinion and determined this note is unenforceable and has been written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

On April 27, 2006, the Company secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan was 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009 which have expired unexercised. The note had an approximate maturity date of June 15, 2006. Management received a legal opinion and determined this note is unenforceable and has been written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carried an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan was 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009 which expired unexercised. The note had a maturity date of July 10, 2006. Management received a legal opinion and determined this note is unenforceable and has been written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

NOTE 7 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during three months ended December 31, 2012 and year ended September 30, 2012, the Company recognized a gain on the write-off of liabilities in the amount of $58,984 and $410,482 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $0 and $1,163,109 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	December 31,	September 30,
	2012	2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$58,984	$66,281
Disputed salaries & vacation of former officers	—	968,645
Disputed salary – former employee	—	20,256
Disputed payroll taxes for back pay of former officers	—	84,701
Disputed interest	—	227,083
Shareholders demand note payable at 12%	—	11,625
Shareholders demand note payable at 12%	—	20,000
Unsecured note payable at 8% interest due in November 2010, interest payments in default	—	175,000
Total debt mitigation program	$58,984	$1,573,591
Gain on write-off of debt	$(58,984)	$(410,483)
Additional paid-in capital (1)	$—	$(1,163,108)

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

Table of Contents	-13-

NOTE 8 – COMMITMENT AND CONTINGENCIES

Rent expense for the three months ended December 31, 2012 and 2011 was $0 for both periods.

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

As discussed in Note 7, the Company has written off $58,984 and $1,573,591 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the periods ended December 31, 2012 and September 30, 2012. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 9– RELATED PARTY TRANSACTIONS

On October 15, 2011 the Company issued 30,000,000 shares of common stock to Absolute Medical Software Systems, LLC, an entity owned by MDLG, in full payment of the promissory note and interest accrued in the principal amount of $1,200,106, as of the date of conversion. The market price per share on the date of grant was $0.008 per share. No gain or loss was recorded on the conversion of the convertible promissory note.

The Company repaid $25,591 and $581 of the advances from the Company’s CEO in the three months ended December 31, 2012 and 2011, respectively. The advances from the CEO are due on demand and do not accrue interest. As of December 31, 2012 and September 30, 2012, the amount owed to the CEO for advances was $0 and $25,591, respectively.

NOTE 10 - EQUITY

As of December 31, 2012, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01.

Three Months Ended December 31, 2012

Stock Issued for Cash

During the three months ended December 31, 2012, the Company issued 87,500 shares of common stock for $31,000 in net proceeds as follows:

Date	Number of Shares	Proceeds
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
Total	87,500	$31,000

Table of Contents	-14-

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the three months ended December 31, 2012, the Company issued 150,000 shares of common stock valued at $4,100 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the three months ended December 31, 2012.

Date	Number of Shares	Fair Value
October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
Total	150,000	$4,100

Stock Issued for Services

During the three months ended December 31, 2012, the Company issued 110,000 shares of common stock as compensation. The fair values of the shares were a total of $3,060 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Compensation
Total	110,000	3,060

Stock Issued for Assets Acquisition

During three months ended December 31, 2012, the Company issued 100,000 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $2,800 based on the market price on the dates of grant.

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

Table of Contents	-15-

Date	Number of Shares	Fair Value
December 29, 2011	100,000	$1,150
May 29, 2012	25,000	400
May 29, 2012	50,000	800
May 29, 2012	100,000	1,600
May 29, 2012	150,000	2,400
May 29, 2012	181,333	2,901
August 9, 2012	300,000	9,000
August 9, 2012	35,000	1,050
Total	941,333	$19,301

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

Table of Contents	-16-

NOTE 11 – SUBSEQUENT EVENTS

Doctors Network of America

On June 22, 2012, the Company entered into an acquisition agreement that closed on March 16, 2013. The Company agreed to acquire DNA in Flowood, Mississippi from Krooss for 500,000 shares of common stock. As of September 30, 2012, only 200,000 shares of common stock were issued as a deposit, which was valued at $4,000 based on the market value on the date of grant. At the closing of the transaction on March 16, 2013, the Company issued an additional 300,000 shares of common stock on April 17, 2013, which was valued at $6,000 based on the market value on the date of grant.

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

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $65,000 at 4.00% interest rate which renews annually. As of January 10, 2014, the Company has borrowed $36,500.

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

Stock issuances

Period from January 1, 2013 to September 30, 2013

Stock Issued for Cash

During the nine months ended September 30, 2013, the Company issued 130,000 shares of common stock for $112,000 in net proceeds as follows:

Date	Number of Shares	Proceeds
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
April 17, 2013	20,000	20,000
August 26, 2013	20,000	2,000
Total	130,000	$112,000

Table of Contents	-17-

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the nine months ended September 30, 2013, the Company issued 300,000 shares of common stock valued at $9,463 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2013.

Date	Number of Shares	Fair Value
March 12, 2013	50,000	$1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
September 30, 2013	50,000	1,250
Total	300,000	$9,463

Stock Issued for Services

During the nine months ended September 30, 2013, the Company issued 1,055,500 shares of common stock as compensation. The fair values of the shares were a total of $33,569 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
August 26, 2013	100,000	1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	1,055,500	33,569

Stock Issued for Assets Acquisition

On April 17, 2013, the Company issued 300,000 shares of common stock valued at $6,000, based on the market price on the date of grant, to Krooss Family Trust LLP for the acquisition of Doctors Network of America in Flowood, Mississippi and all of the assets of that company.

During the nine months ended September 30, 2013, the Company issued 400,004 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $13,000 based on the market price on the dates of grant.

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

Employment Agreements

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 subject to an annual increase of 10% and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.

iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually which is approximately 2,146,242, to be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause, she will receive the entire contract remaining on the agreement.

Table of Contents	-19-

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of her annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's EBITA, including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to 1% of the then issued and outstanding shares of the Company annually, which is approximately 2,146,242 to be issued in 2013.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without causes he will receive the entire contract remaining on the agreement.

Table of Contents	-20-

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

Table of Contents	-21-

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

Results of Operations for the Three Months Ended December 31, 2012 and December 31, 2011

Revenue increased to $149,357 from $0 for the three months ended December 31, 2012 and 2011, respectively. Our revenue increased due to the commencement of our operations in medical billing contracts to health care providers started in the second quarter of 2012.

Table of Contents	-22-

Cost of revenue increased to $60,005 from $0 for the three months ended December 31, 2012 and 2011, respectively. Our cost of sales increased due to the amortization of the software costs placed into service. As of December 31, 2011, the software had not been placed into service.

General and administrative expenses increased to $118,871 from $24,766 from the three months ended December 31, 2012 and 2011, respectively. The increase in our general and administrative expenses are related to the salaries of management of $46,148 in the three months ended December 31, 2012 compared to $0 in the three months ended December 31, 2011 as well as an increase in the cost of accounting.

Research and development costs increased to $40,000 from $21,000 for the three months ended December 31, 2012 and 2011, respectively. Our research and development increase is related to updated software required to be in compliance with Affordable Care Act updated and modifications.

Interest expenses decreased to $127 from $0 for the three months ended December 31, 2012 and 2011, respectively. Our interest expense decreased as the conversion of debt in October 20121 and the debt mitigation effects.

We recorded income from discontinued operations of $58,984 compared to a loss of $4,466 for the three months ended December 31, 2012 and 2011, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at December 31, 2012 of $25,921,753 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company has a revolving line of credit with Chase Bank with a balance as of December 31, 2012 in the amount of $0 and a borrowing limit of $50,000 and we have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

Cash flows from operations. Our cash provided by operating activities were $16,973 and $12,103 for the three months ended December 31, 2012 and 2011, respectively. The increase in cash flows provided by operations was primarily attributable to the increase in revenues in 2012 as compared to the 2011 period.

Cash flows from financing activities. Cash (used in) provided by financing activities were ($16,354) and $54,419 for the three months ended December 31, 2012 and 2011, respectively. We received cash from the sale of our common stock of $31,000 and $55,000 for the three months ended December 31, 2012 and 2011, respectively. During the three months ended December 31, 2012, we repaid advances from our CEO of $25,591 and repaid our Chase Line of Credit of $21,763. During the three months ended December 31, 2011, we repaid advances from our CEO of $581.

Table of Contents	-23-

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2012. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

Table of Contents	-24-

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings its quarterly reports for March 31, 2012, June 30, 2012 and December 31, 2013.
b.	There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-25-

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

On July 5, 2013, the Company filed a complaint against Krooss Medical Management Systems, LLC, William F. Krooss and Marie W. Krooss in the United States District Court, District of Nevada Case No. 2013-CV-01187-ABG-VCF for the collection of $200,000 of unpaid medical billing fees that were seriously delinquent. After many attempts by the Company to begin collections, the Defendants refused to pay the outstanding balances, however expected the Company to continue to bill for them. The Complaint includes causes of action Breach of the PTAPA, Breach of Billing and Collections Contracts, Negligence, Breach of the Duty of Good Faith and Fair Dealing, Tortious Interference with Business Relations, Fraud, among other causes of action.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2012 during our three months ended December 31, 2012.

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

Table of Contents	-26-

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

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2013, the Company issued 450,000 shares of common stock valued at $13,563 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2013.

Date	Number of Shares	Fair Value
October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
September 30, 2013	50,000	1,250
Total	450,000	$13,563

Table of Contents	-27-

Stock Issued for Services

During the year ended September 30, 2013, the Company issued 1,165,500 shares of common stock as compensation. The fair values of the shares were a total of $36,629 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Compensation
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
August 26, 2013	100,000	1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	1,165,500	36,629

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

Fiscal Year Ended September 30, 2012

Stock Issued for Cash

During year ended September 30, 2012, the Company issued 190,000 shares of common stock for proceeds of $68,000 as follows:

Date	Number of Shares	Proceeds
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	50,000
June 21, 2012	65,000	13,000
Total	190,000	$68,000

Table of Contents	-28-

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

Table of Contents	-29-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three month period ended December 31, 2012.

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

Registrant Date: February 21, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: February 21, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-32-