Form 10-Q
period 2013-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-03-03
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2014
Common stock, $0.01 par value	215,159,216

Table of Contents

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending September 30, 2013.

Table of Contents	3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	September 30, 2012

ASSETS

CURRENT ASSETS:
Cash	$162,671	$51,356
Accounts receivable	1,876	4,888
Total current assets	164,547	56,244

Proprietary technology, net	937,431	1,022,591

TOTAL ASSETS	$1,101,978	$1,078,835

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$282,390	$229,736
Liabilities attributable to discontinued operations	38	—
Advances from officers	—	25,591
Line of credit	2,111	21,763
Total current liabilities	284,539	277,090

TOTAL LIABILITIES	284,539	277,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 4,000,000 shares authorized;
4,000,000 issued and outstanding	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized;
213,715,712 and 211,991,212 issued and outstanding, respectively	2,137,158	2,119,912
Additional paid-in capital	24,727,183	24,556,607
Accumulated deficit	(26,086,902)	(25,914,774)
Total stockholders' equity	817,439	801,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,101,978	$1,078,835

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUES	$174,214	$216,685	$323,571	$216,685
COST OF REVENUES	61,155	60,005	121,160	60,005

GROSS PROFIT	113,059	156,680	202,411	156,680

OPERATING EXPENSES:
Selling, general and administrative	224,454	27,485	343,325	74,433
Research and development	55,000	42,000	95,000	42,000
Total operating expenses	279,454	69,485	438,325	116,433
OPERATING INCOME (LOSS)	(166,395)	87,195	(235,914)	40,247

OTHER INCOME (EXPENSE)
Interest expense	(69)	(1,102)	(196)	(1,102)
Gain on the disposal of assets	1,353	—	1,353	—
Total other income (expense)	1,284	(1,102)	1,157	(1,102)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(165,111)	86,093	(234,757)	39,145

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(38)	328,334	58,946	323,868

NET INCOME (LOSS)	$(165,149)	$414,427	$(175,811)	$363,013

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted

Continuing operations	$(0.00)	$0.00	$(0.00)	$0.00

Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00

Total	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	212,756,568	210,769,879	212,472,748	208,369,223

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(175,811)	$363,013
Income from discontinued operations	58,946	323,868
Income (loss) from continuing operations	(234,757)	39,145
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Depreciation and amortization	121,160	60,005
Stock issued for compensation	28,155	184
Stock issued for license agreements	9,350	1,150
Gain on the disposal of assets	(1,353)	—
Changes in operating assets and liabilities:
Accounts receivable	3,012	(719)
Accounts payable and accrued liabilities	88,638	—
Net cash provided by operating activities	14,205	99,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,353	—
Net cash provided by investing activities	1,353	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	—	18,064
Repayment of advances from officer	(25,591)	(81,278)
Proceeds from line of credit	2,500	—
Repayment of line of credit	(22,152)	(9,421)
Common stock issued for cash	141,000	55,000
Net cash provided by (used in) financing activities	95,757	(17,635)

INCREASE IN CASH	111,315	82,130
CASH, BEGINNING OF PERIOD	51,356	11,016
CASH, END OF PERIOD	$162,671	$93,146

SUPPLEMENTAL DISCLOSURES:
CASH PAID FOR:
Interest	$—	$—
Taxes	$—	$—

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Common stock issued for purchase of intangible assets	$13,000	$—
Accrual of software acquisition costs	$23,000	$—
Reclass from discontinued operations to accounts payable	$—	$213,779
Write-off of debt - related parties	$—	$1,222,812
Common stock issued for settlement of debt	$—	$1,200,106

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	6

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

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

In the year ended September 30, 2012, Cloud-MD launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries and support to assist patients with their billing and insurance questions.

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

Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2012 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2012 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at March 31, 2013 of $26,086,902 and needs additional cash to maintain its operations.

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

Use of Estimates and Assumptions

Table of Contents	7

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2013, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

The following table summarizes fair value measurements by level at March 31, 2013 and September 30, 2012 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At March 31, 2013
Proprietary Technology	$—	$—	$937,431	$937,431
Total Proprietary Technology	$—	$—	$937,431	$937,431

At September 30, 2012
Proprietary Technology	$—	$—	$1,022,591	$1,022,591
Total Proprietary Technology	$—	$—	$1,022,591	$1,022,591

Table of Contents	8

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of March 31, 2013 and 2012, the Company had no valuation allowance for the Company’s accounts receivable.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

Subscription revenue is generated from bandwidth and information storage. In the first year and each year thereafter, the software is purchased and installed, the purchaser will pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement

.

Transaction revenue is generated from the following services and recognized when a transaction occurs:

•	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
•	Paper Claims $1.00 Paper claim fee;
•	Carrier Direct $0.16 Carrier direct fee;
•	Fast Forward $0.35 Fast forward transaction fee; and,
•	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company had not received any transaction revenues in the six months ended March 31, 2013.

Table of Contents	9

Cost of License, and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the six months ended March 31, 2013 and 2012.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the six months ended March 31, 2013 and 2012.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired software technologies are amortized over their useful lives of 5 years

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $20,000 and $10,177 for the three months ended March 31, 2013 and 2012, respectively. The Company paid commissions of $40,260 and $25,177 for the six months ended March 31, 2013 and 2012, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. The Company recorded research and development costs of $55,000 and $42,000 for the three months ended March 31, 2013 and 2012, respectively. The Company recorded research and development costs of $95,000 and $42,000 for the six months ended March 31, 2013 and 2012, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2013 and 2012, the Company had no potentially dilutive instruments outstanding.

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

Subsequent Events

The Company has evaluated all transactions occurring between the six months ended March 31, 2013, through the date of issuance of the financial statements for subsequent event disclosure.

Table of Contents	10

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – SOFTWARE

The following is a detail of software at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	—
Encryption Software Code	13,000	—
Acquisition of Doctor’s Network of America	4,000	4,000
Total intangible assets	1,242,606	1,206,606
Accumulated amortization of intangible assets	(301,175)	(180,015)
Impairment of assets	(4,000)	(4,000)
Total intangible assets	$937,431	$1,022,591

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $121,160 and $60,005 for the six months ended March 31, 2013 and 2012, respectively. The Company recognized a $4,000 impairment of Doctors Network of America (“DNA”) operating in Flowood Mississippi during the year ended September 30, 2012. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the investment to be impaired.

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

Table of Contents	11

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

Encryption Software Code

On November 21, 2012, the Company purchased from CipherSmith, LLC a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. The Company issued 400,000 shares of its common stock as payment for the acquisition. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the common stock issued in exchange for the software. The total fair value of the shares of common stock issued on the date of grant was $13,000.

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

Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts in the amount of approximately $200,000. The Company and the sellers are currently in litigation over the disputed transaction fees of $200,000. The Company has recorded an impairment of the acquired asset in the amount of $4,000 for the years ended September 30, 2012.

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

The Company closed the acquisition with the final payment for DNA on March 16, 2013. Subsequent to the transaction closing, the sellers refused to pay the transaction fees for medical billing contracts that were processed. The Company filed a law suit against the sellers for Breach of Contract among other things in June of 2013. During that time, the Company believes the sellers began contacting all billing contract holders and interfered with the acquisition of all the assets from the transaction. Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations of DNA as net assets of discontinued operations, net liabilities of discontinued operations and results from discontinued operations. All of the assets that were acquired have been impaired and included in discontinued operations.

Table of Contents	12

Details of the classifications for net liabilities and operations are shown below.

	March 31, 2013	September 30, 2012
Net liabilities of discontinued operations:
Accounts payable and accrued expenses	$938	$—
Net liabilities of discontinued operations	$938	$—

	Three Months Ended March 31,
	2013	2012
Discontinued operations:
Revenues	$900	$—
Cost of sales	—	—
Operating expenses	(938)	—
Interest expense	—	(4,467)
Gain from write-off of debt	—	332,802
Income (Loss) from Discontinued Operations	$(38)	$328,335

	Six Months Ended March 31,
	2013	2012
Discontinued operations:
Revenues	$900	$—
Cost of sales	—	—
Operating expenses	(938)	—
Interest expense	—	(8,934)
Gain from write-off of debt	58,984	332,802
Income from discontinued operations	$58,946	$323,868

Commitments and contingencies that were discontinued as a result of the transfer of the assets to National Scientific LLC as follows:

On November 1, 2005, the Company entered into a financing program with Strategic Working Capital Fund, LP. The terms of this program included a five-year note payable at maturity in November 2010 for $175,000, at an annual interest rate of 8%. Interest was due and payable semi-annually on May 1st and November 1st for each year in which the note is outstanding The transaction also included 1,200,000 restricted common shares and a conversion/exchange option to convert the principal amount and any unpaid interest of the Note into common shares at a per share conversion price of $0.0525. These shares included weighted average anti-dilution provisions, as well as piggyback registration rights. Additionally, the note had various put and call rights, and has a right to early payment under certain conditions after 2 years. The 1,200,000 restricted common shares were recorded at $0.043, which was the five-day average market closing price of our stock. The note and common stock were issued with a debt discount of $51,600 and a beneficial conversion feature of $9,933. The discount and beneficial conversion feature are being amortized to interest expense over the term of the note, which is approximately 60 months. The issuance of the shares resulted in deferred financing costs of $24,000. The deferred financing costs were amortized over term of the note, which is approximately 60 months, and are included in the statement of operations as offering costs. Management received a legal opinion and determined that this note is unenforceable and was written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

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

Table of Contents	13

compounded annually from October 1, 2007.  On September 30, 2007, the Company converted unpaid interest of $13,300 on demand notes payable to Michael Grollman into a new demand note of $13,300 that provided for repayment within five business days of a demand notice from Mr. Grollman, with interest of 8% compounded annually on October 1st. Management received a legal opinion and determined this note is unenforceable and was written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

On April 27, 2006, the Company secured a short-term loan of $16,625 from a shareholder. The loan carries an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of a customer’s order dated March 16, 2006, and b) in any receivable resulting from the fulfillment of the customer’s purchase order. The interest rate on the loan was 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before April 27, 2009 which have expired unexercised. The note had an approximate maturity date of June 15, 2006. Management received a legal opinion and determined this note is unenforceable and was written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

On May 31, 2006, we secured a short-term loan of $20,000 from a shareholder. The loan carried an origination/placement fee of $500 and has a perfectible security interest a) prior to delivery in any assets purchased for the fulfillment of Clover Park, WA’s order and b) in any receivable resulting from the fulfillment of the Clover Park purchase order. The interest rate on the loan was 12%. The transaction also included 100,000 warrants to purchase our common stock at $0.036 at any time before May 31, 2009 which expired unexercised. The note had a maturity date of July 10, 2006. Management received a legal opinion and determined this note is unenforceable and was written off during the fiscal year ended September 30, 2012 (See Note 7 – Debt Mitigation Program).

NOTE 7 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during six months ended March 31, 2013 and year ended September 30, 2012, the Company recognized a gain on the write-off of liabilities in the amount of $58,984 and $410,482 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $0 and $1,163,109 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	March 31,	September 30,
	2013	2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$58,984	$66,281
Disputed salaries & vacation of former officers	—	968,645
Disputed salary – former employee	—	20,256
Disputed payroll taxes for back pay of former officers	—	84,701
Disputed interest	—	227,083
Shareholders demand note payable at 12%	—	11,625
Shareholders demand note payable at 12%	—	20,000
Unsecured note payable at 8% interest due in November 2010, interest payments in default	—	175,000
Total debt mitigation program	$58,984	$1,573,591
Gain on write-off of debt	$(58,984)	$(410,483)
Additional paid-in capital (1)	$—	$(1,163,108)

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

NOTE 8 – COMMITMENT AND CONTINGENCIES

Rent expense for the six months ended March 31, 2013 and 2012 was $0 for both periods.

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

Table of Contents	14

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

As discussed in Note 7, the Company has written off $58,984 and $1,573,591 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the six months ended March 31, 2013 and the year ended September 30, 2012. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 9– RELATED PARTY TRANSACTIONS

On October 15, 2011, the Company issued 30,000,000 shares of common stock to Absolute Medical Software Systems, LLC, an entity owned by MDLG, in full payment of the promissory note and interest accrued in the principal amount of $1,200,106, as of the date of conversion. The market price per share on the date of grant was $0.008 per share. No gain or loss was recorded on the conversion of the convertible promissory note.

The Company repaid $25,591 and $81,278 of the advances from the Company’s CEO in the six months ended March 31, 2013 and 2012, respectively. The advances from the CEO are due on demand and do not accrue interest. As of March 31, 2013 and September 30, 2012, the amount owed to the CEO for advances was $0 and $25,591, respectively.

NOTE 10 - EQUITY

As of March 31, 2013, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01.

Six Months Ended March 31, 2013

Stock Issued for Cash

During the six months ended March 31, 2013, the Company issued 197,500 shares of common stock for $141,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
March 27, 2013	20,000	20,000
Total	197,500	$141,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the period ended March 31, 2013, the Company issued 300,000 shares of common stock valued at $9,350 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended March 31, 2013.

Date	Number of Shares	Fair Value
October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
Total	300,000	$9,350

Table of Contents	15

Stock Issued for Services

During the six months ended March 31, 2013, the Company issued 827,000 shares of common stock as compensation. The fair values of the shares were a total of $28,155 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Compensation
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
Total	827,000	$28,155

Stock Issued for Assets Acquisition

During the six months ended March 31, 2013, the Company issued 400,000 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $13,000 based on the market price on the dates of grant.

Six Months Ended March 31, 2012

Stock Issued for Cash

During the six months ended March 31, 2012, the Company issued 125,000 shares of common stock for proceeds of $55,000 as follows:

Date	Number of Shares	Proceeds
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	50,000
Total	125,000	$55,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the six months ended March 31, 2012, the Company issued 100,000shares of common stock valued at $1,150 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the six months ended March 31, 2012.

Date	Number of Shares	Fair Value
December 29, 2011	100,000	$1,150
Total	100,000	$1,150

Stock Issued for Services

During the six months ended March 31, 2012, the Company issued 18,000 shares of common stock for compensation. The fair values of the shares were a total of $184 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
December 5, 2011	8,000	$82	Legal services
December 5, 2011	10,000	102	Advisory service
Total	18,000	$184

Stock Issued for Debt Settlement

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the conversion of debt from our CEO in the principal amount of $1,200,106.

Preferred Stock

Table of Contents	16

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

NOTE 11 – SUBSEQUENT EVENTS

Doctors Network of America

On June 22, 2012, the Company entered into an acquisition agreement that closed on March 16, 2013. The Company agreed to acquire DNA in Flowood, Mississippi from Krooss for 500,000 shares of common stock. As of September 30, 2012, only 200,000 shares of common stock were issued as a deposit, which was valued at $4,000 based on the market value on the date of grant. At the closing of the transaction on March 16, 2013, the Company issued an additional 300,000 shares of common stock on April 17, 2013, which were valued at $6,000 based on the market value on the date of grant.

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

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $65,000 at 4.00% interest rate which renews annually. As of January 10, 2014, the Company had borrowed $36,500.

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

Stock issuances

Period from April 1, 2013 to September 30, 2013

Stock Issued for Cash

During the six months ended September 30, 2013, the Company issued 20,000 shares of common stock for $2,000 in net proceeds as follows:

Date	Number of Shares	Proceeds
August 26, 2013	20,000	2,000
Total	20,000	$2,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the six months ended September 30, 2013, the Company issued 150,000 shares of common stock valued at $4,213 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2013.

Date	Number of Shares	Fair Value
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
September 30, 2013	50,000	1,250
Total	150,000	$4,213

Table of Contents	17

Stock Issued for Services

During the six months ended September 30, 2013, the Company issued 338,500 shares of common stock as compensation. The fair values of the shares were a total of $8,474 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
August 26, 2013	100,000	1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	338,500	8,474

Stock Issued for Assets Acquisition

On April 17, 2013, the Company issued 300,000 shares of common stock valued at $6,000, based on the market price on the date of grant, to Krooss Family Trust LLP for the acquisition of Doctors Network of America in Flowood, Mississippi and all of the assets of that company.

During the six months ended September 30, 2013, the Company issued 100,004 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $2,800 based on the market price on the dates of grant.

Fiscal Year Ending September 30, 2014

In October 2013, the Company issued 25,000 shares of common stock for net cash proceeds of $5,000.

In October 2013, the Company issued 200,000 shares of common stock for the purchase of assets from Antree Systems Limited. These shares were valued at $6,000 based on the market price on the date of grant.

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares because the shares were lost during delivery to Antree Systems. The Company replaced those lost shares and canceled the shares that were lost when delivered to Ireland, the office of Antree Systems.

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

Employment Agreements

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 subject to an annual increase of 10% and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.

Table of Contents	18

iii.	The issuance of shares equal to greater of 3,000,000 restricted common shares, or 1% of the outstanding shares.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause, he will receive the entire contract remaining on the agreement.

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013. The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of her annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's EBITA, including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to greater of 3,000,000 restricted common shares or 1% of the outstanding shares.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause, she will receive the entire contract remaining on the agreement.

* * * * * * * * * * * *

Table of Contents	19

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

Table of Contents	20

On the Medical Software and Billing Services side of the equation, Cloud-MD™ has already begun the sale of software licenses and the acquisition of billing companies with the purchase of Doctors Network of America, LLC and is currently in final negotiations with two other billing companies in Texas and we are currently in discussion with another medical software company to acquire their software assets and customer base.

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

Results of Operations for the Three and Six Months Ended March 31, 2013 and March 31, 2012

Revenue decreased to $174,214 from $216,685 for the three months ended March 31, 2013 and 2012, respectively. Our revenues decreased as a result of lower sales activity during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Revenues increased to $323,571 from $216,685 for the six months ended March 31, 2013 and 2012, respectively. The increase is a result of sales activity occurring for the full six months during the six month ended March 31, 2013, compared to the commencement of sales activity in January 2012 for the six months ended March 31, 2012.

Cost of revenue increased to $61,155 from $60,005 for the three months ended March 31, 2013 and 2012, respectively, and $121,160 from $60,005 for the six months ended March 31, 2013 and 2012, respectively. Our cost of sales increased due to the amortization of the software costs placed into service. The software was placed into service during the three months ended March 31, 2012.

Selling, general and administrative expenses increased to $224,454 from $27,485 for the three months ended March 31, 2013 and 2012, respectively, and $343,325 from $74,433 for the six months ended March 31, 2013 and 2012, respectively. The increase in our selling, general and administrative expenses are related to the salaries of management of $142,148 in the six months ended March 31, 2013 compared to $10,000 in six months ended March 31, 2012 as well as an increase in the cost of accounting.

Research and development costs increased to $55,000 from $42,000 for the three months ended March 31, 2013 and 2012, respectively, and $95,000 and $42,000 for the six months ended March 31, 2013 and 2012, respectively. Our research and development costs increase is related to increased salary costs for programmers to update software required to be in compliance with the updates and modifications to the Affordable Care Act.

Interest expenses decreased to $69 from $1,102 for the three months ended March 31, 2013 and 2012, respectively, and $197 and $1,102 for the six months ended March 31, 2013 and 2012, respectively. Our interest expense decreased as a result of the conversion of debt in October 20121 and the debt mitigation effects.

Table of Contents	21

We recorded a loss from discontinued operations of $38 compared to income of $328,334 for the three months ended March 31, 2013 and 2012, respectively, as compared to income of $58,946 and $323,868 for the six months ended March 31, 2013 and 2012, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at March 31, 2013 of $26,086,902 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company has a revolving line of credit with Chase Bank with a balance as of March 31, 2013 in the amount of $2,111 and a borrowing limit of $50,000 and we have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

Cash flows from operations. Our cash provided by operating activities was $14,205 and $99,765 for the six months ended March 31, 2013 and 2012, respectively. The decrease in cash flows provided by operations was primarily attributable to the increase in revenues in the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Cash flows from investing activities. Our cash provided by investing activities was $1,353 and $0 for the six months ended March 31, 2013 and 2012, respectively. The increase in cash flows provided by investing activities was attributable to the sale of assets.

Cash flows from financing activities. Cash provided by (used in) financing activities was $95,757 and ($17,635) for the six months ended March 31, 2013 and 2012, respectively. We received cash from the sale of our common stock of $141,000 and $55,000 for the six months ended March 31, 2013 and 2012, respectively. During the six months ended March 31, 2013, we repaid advances from our CEO of $25,591, repaid our Chase Line of Credit of $22,152 and received $2,500 from the Chase Line of Credit. During the six months ended March 31, 2012, we received $18,064 from our CEO, repaid advances from our CEO of $81,278, and repaid the Chase line of credit of $9,421.

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

Table of Contents	22

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2013. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings its quarterly reports for June 30, 2013 and December 31, 2014.

b.	There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Table of Contents	23

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2012 during our three months ended March 31, 2013.

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

Fiscal Year Ended September 30, 2013

Stock Issued for Cash

During the year ended September 30, 2013, the Company issued 217,500 shares of common stock for $143,000 in net proceeds as follows:

Table of Contents	24

Date	Number of Shares	Proceeds
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
April 17, 2013	20,000	20,000
August 26, 2013	20,000	2,000
Total	217,500	$143,000

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

Table of Contents	25

Fiscal Year Ended September 30, 2012

Stock Issued for Cash

During year ended September 30, 2012, the Company issued 190,000 shares of common stock for proceeds of $68,000 as follows:

Date	Number of Shares	Proceeds
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	50,000
June 21, 2012	65,000	13,000
Total	190,000	$68,000

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

Table of Contents	26

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months period ended March 31, 2013.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.
Table of Contents	27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date:March 3, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date:March 3, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	28