Form 10-Q
period 2013-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-03-03
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2014
Common stock, $0.01 par value	215,159,216

Table of Contents

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending September 30, 2013.

Table of Contents	3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	September 30, 2012

ASSETS

CURRENT ASSETS:
Cash	$99,812	$51,356
Accounts receivable	4,756	4,888
Assets attributable to discontinued operations	16,701	—
Total current assets	121,269	56,244

Proprietary technology, net	879,076	1,022,591

TOTAL ASSETS	$1,000,345	$1,078,835

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$327,508	$229,736
Advances from officers	—	25,591
Liabilities attributable to discontinued operations	15,601	—
Line of credit	5,000	21,763
Total current liabilities	348,109	277,090

TOTAL LIABILITIES	348,109	277,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 4,000,000 shares authorized;
4,000,000 shares issued and outstanding	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized;
214,334,216 and 211,991,212 shares issued and outstanding, respectively	2,143,342	2,119,912
Additional paid-in capital	24,736,436	24,556,607
Accumulated deficit	(26,267,542)	(25,914,774)
Total stockholders' equity	652,236	801,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,000,345	$1,078,835

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$137,941	$243,480	$461,512	$460,165
COST OF REVENUES	61,155	61,729	182,315	121,734

GROSS PROFIT	76,786	181,751	279,197	338,431

OPERATING EXPENSES:
Selling, general and administrative	202,005	78,612	537,830	153,045
Research and development	58,044	55,000	153,044	97,000
Impairment of assets	6,000	4,000	6,000	4,000
Total operating expenses	266,049	137,612	696,874	254,045
OPERATING INCOME (LOSS)	(189,263)	44,139	(417,677)	84,386

OTHER INCOME (EXPENSE)
Interest expense	(15)	(181)	(211)	(1,283)
Gain on the disposal of assets	—	—	1,353	—
Total other income (expense)	(15)	(181)	1,142	(1,283)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(189,278)	43,958	(416,535)	83,103

INCOME FROM DISCONTINUED OPERATIONS	1,138	—	60,084	323,868

NET INCOME (LOSS)	$(188,140)	$43,958	$(356,451)	$406,971

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted

Continuing operations	$(0.00)	$0.00	$(0.00)	$0.00

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Total	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	214,211,293	210,980,411	213,052,263	209,237,211

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(356,451)	$406,971
Income from discontinued operations	60,084	323,868
Income (loss) from continuing operations	(416,535)	83,103
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Depreciation and amortization	182,315	120,010
Impairment of assets	6,000	4,000
Gain on the disposal of assets	(1,353)	—
Stock issued for compensation	31,829	204
Stock issued for license agreements	12,313	9,251
Changes in operating assets and liabilities:
Accounts receivable	132	(2,300)
Accounts payable and accrued liabilities	145,256	11,474
Net cash (used in) provided by operating activities	(40,043)	225,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,353	—
Purchase of intangible asset	(11,500)	—
Net cash (used in) investing activities	(10,147)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	—	33,462
Repayment of advances from officer	(25,591)	(148,654)
Proceeds from line of credit	5,664	—
Repayment of line of credit	(22,427)	(22,512)
Common stock issued for cash	141,000	68,000
Net cash provided by (used in) financing activities	98,646	(69,704)

INCREASE IN CASH	48,456	156,038
CASH, BEGINNING OF PERIOD	51,356	11,016
CASH, END OF PERIOD	$99,812	$167,054

SUPPLEMENTAL DISCLOSURES:
CASH PAID FOR:
Interest	$—	$—
Taxes	$—	$—

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Common stock issued for purchase of intangible assets	$21,800	$4,000
Accrual of software acquisition costs	$11,500	$—
Reclass from discontinued operations to accounts payable	$—	$213,779
Write-off of debt - related parties	$—	$1,222,812
Common stock issued for settlement of debt	$—	$1,200,106

The accompanying notes are an integral part of these unaudited financial statements.
Table of Contents	6

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2012 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2012 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at June 30, 2013 of $26,267,542 and needs additional cash to maintain its operations.

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

Table of Contents	7

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

The following table summarizes fair value measurements by level at June 30, 2013 and September 30, 2012 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At June 30, 2013
Proprietary Technology	$—	$—	$879,076	$879,076
Total Proprietary Technology	$—	$—	$879,076	$879,076

At September 30, 2012
Proprietary Technology	$—	$—	$1,022,591	$1,022,591
Total Proprietary Technology	$—	$—	$1,022,591	$1,022,591

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

Table of Contents	8

accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of June 30, 2013 and 2012, the Company had no valuation allowance for the Company’s accounts receivable.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2013, the Company did not record any liabilities for uncertain tax positions.

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

Transaction revenue is generated from the following services and recognized when a transaction occurs:

•	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
•	Paper Claims $1.00 Paper claim fee;
•	Carrier Direct $0.16 Carrier direct fee;
•	Fast Forward $0.35 Fast forward transaction fee; and,
•	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company had not received any transaction revenues in the nine months ended June 30, 2013.

Cost of License, and Subscriptions Revenues

Table of Contents	9

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the nine months ended June 30, 2013 and 2012.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the nine months ended June 30, 2013 and 2012.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired software technologies are amortized over their useful lives of 5 years

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $10,000 and $28,028 for the three months ended June 30, 2013 and 2012, respectively. The Company paid commissions of $50,260 and $53,205 for the nine months ended June 30, 2013 and 2012, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. The Company recorded research and development costs of $58,044 and $55,000 for the three months ended June 30, 2013 and 2012, respectively. The Company recorded research and development costs of $153,044 and $97,000 for the nine months ended June 30, 2013 and 2012, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2013 and 2012, the Company had no potentially dilutive instruments outstanding.

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

Subsequent Events

The Company has evaluated all transactions occurring between the nine months ended June 30, 2013, through the date of issuance of the financial statements for subsequent event disclosure.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Table of Contents	10

NOTE 5 – SOFTWARE

The following is a detail of software at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	—
Encryption Software Code	15,800	—
Acquisition of Doctor’s Network of America	10,000	4,000
Total intangible assets	1,251,406	1,206,106
Accumulated amortization of intangible assets	(362,330)	(180,015)
Impairment of assets	(10,000)	(4,000)
Total intangible assets	$879,076	$1,022,591

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $182,315 and $120,010 for the nine months ended June 30, 2013 and 2012, respectively. The Company recognized a $6,000 and $4,000 impairment of Doctors Network of America (“DNA”) operating in Flowood, Mississippi during the nine months ended June 30, 2013 and the year ended September 30, 2012, respectively. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the investment to be impaired.

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

Table of Contents	11

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

Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts in the amount of approximately $200,000. The Company and the sellers are currently in litigation over the disputed transaction fees of $200,000. The Company has recorded an impairment of the acquired asset in the amount of $6,000 and $4,000 for the nine months ended June 30, 2013 and the year ended September 30, 2012, respectively.

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

The Company closed the acquisition with the final payment for DNA on March 16, 2013. Subsequent to the transaction closing, the sellers refused to pay the transaction fees for medical billing contracts that were processed. The Company filed a lawsuit against the sellers for Breach of Contract among other things in June of 2013. During that time, the Company believes the sellers began contacting all billing contract holders and interfered with the acquisition of all the assets from the transaction. Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations of DNA as net assets of discontinued operations, net liabilities of discontinued operations and results from discontinued operations.

Table of Contents	12

Details of the classifications for net assets, liabilities and operations are shown below.

	June 30, 2013	September 30, 2012
Net assets of discontinued operations:
Accounts receivable	$16,701	$—
Net assets of discontinued operations	$16,701	$—

	June 30, 2013	September 30, 2012
Net liabilities of discontinued operations:
Accounts payable	$15,601	$—
Net liabilities of discontinued operations	$15,601	$—

	Three Months Ended June 30,
	2013	2012
Discontinued operations:
Revenues	$266,246	$—
Cost of sales	—	—
Operating expenses	265,108	—
Interest expense	—	(4,467)
Gain from write-off of debt	—	4,467
Income from discontinued operations	$1,138	$—

	Nine Months Ended June 30,
	2013	2012
Discontinued operations:
Revenues	$267,146	$—
Cost of sales	—	—
Operating expenses	(266,046)	—
Interest expense	—	(13,401)
Gain from write-off of debt	58,984	337,269
Income from discontinued operations	$60,084	$323,868

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

Table of Contents	13

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

NOTE 7 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during nine months ended June 30, 2013 and year ended September 30, 2012, the Company recognized a gain on the write-off of liabilities in the amount of $58,984 and $410,482 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $0 and $1,163,109 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	June 30,	September 30,
	2013	2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$58,984	$66,281
Disputed salaries & vacation of former officers	—	968,645
Disputed salary – former employee	—	20,256
Disputed payroll taxes for back pay of former officers	—	84,701
Disputed interest	—	227,083
Shareholders demand note payable at 12%	—	11,625
Shareholders demand note payable at 12%	—	20,000
Unsecured note payable at 8% interest due in November 2010, interest payments in default	—	175,000
Total debt mitigation program	$58,984	$1,573,591
Gain on write-off of debt	$(58,984)	$(410,483)
Additional paid-in capital (1)	$—	$(1,163,108)

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

NOTE 8 – COMMITMENT AND CONTINGENCIES

Rent expense for the nine months ended June 30, 2013 and 2012 was $0 for both periods.

The Company has issued shares to new investors since January 2, 2011, that have an anti-reverse common stock split clause if the Company reverse splits the common stock. The reverse split of common stock is determined by management but must be approved by Financial Industry Regulation Authority (“FINRA”). Presently FINRA has denied the Company the right to reverse

Table of Contents	14

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

As discussed in Note 7, the Company has written off $58,984 and $1,573,591 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the nine months ended June 30, 2013 and the year ended September 30, 2012. However, the related creditors could make a claim in the future in regards to these liabilities.

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

The Company repaid $25,591 and $148,654of the advances from the Company’s CEO in the nine months ended June 30, 2013 and 2012, respectively. The advances from the CEO are due on demand and do not accrue interest. As of June 30, 2013 and September 30, 2012, the amount owed to the CEO for advances was $0 and $25,591, respectively.

NOTE 10 - EQUITY

As of June 30, 2013, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01.

Nine Months Ended June 30, 2013

Stock Issued for Cash

During the nine months ended June 30, 2013, the Company issued 197,500 shares of common stock for $141,000 in net cash proceeds as follows:

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

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the nine months ended June 30, 2013, the Company issued 400,000 shares of common stock valued at $12,313 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended June 30, 2013.

Table of Contents	15

Date	Number of Shares	Fair Value
October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
Total	400,000	$12,313

Stock Issued for Services

During the nine months ended June 30, 2013, the Company issued 945,500 shares of common stock as compensation. The fair values of the shares were a total of $31,829 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Compensation
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
Total	945,500	$31,829

Stock Issued for Assets Acquisition

On April 17, 2013, the Company issued 300,000 shares of common stock valued at $6,000, based on the market price on the date of grant, to Krooss Family Trust LLP for the acquisition of Doctors Network of America in Flowood, Mississippi and all of the assets of that company.

During the nine months ended June 30, 2013, the Company issued 500,004 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $15,800 based on the market price on the dates of grant.

Nine Month Ended June 30, 2012

Stock Issued for Cash

During the nine months ended June 30, 2012, the Company issued 190,000 shares of common stock for proceeds of $68,000 as follows:

Date	Number of Shares	Proceeds
October 15, 2011	25,000	$5,000
December 29, 2011	100,000	50,000
June 21, 2012	65,000	13,000
Total	190,000	$68,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the nine months ended June 30, 2012, the Company issued 606,333 shares of common stock valued at $9,251 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the nine months ended June 30, 2012.

Table of Contents	16

Date	Number of Shares	Fair Value
December 29, 2011	100,000	$1,150
May 29, 2012	25,000	400
May 29, 2012	50,000	800
May 29, 2012	100,000	1,600
May 29, 2012	150,000	2,400
May 29, 2012	181,333	2,901
Total	606,333	$9,251

Stock Issued for Services

During the nine months ended June 30, 2012, the Company issued 19,000 shares of common stock for compensation. The fair values of the shares were a total of $204 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
December 5, 2011	8,000	$82	Legal services
December 5, 2011	10,000	102	Advisory service
June 21, 2012	1,000	20	Commission
Total	19,000	$204

Stock Issued for Debt Settlement

On October 15, 2011, the Company issued 30,000,000 shares of common stock for the conversion of debt from our CEO in the principal amount of $1,200,106.

Stock Issued for Assets Acquisition

The Company issued 200,000 shares of common stock on June 21, 2012 to Krooss Medical Management in accordance with the acquisition agreement for Doctors Network of America and recorded it at the market price of the common shares of $0.02 and as an investment in Krooss Medical Management of $4,000.

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

Stock issuances

Table of Contents	17

Period from July 1, 2013 to September 30, 2013

Stock Issued for Cash

During the three months ended September 30, 2013, the Company issued 20,000 shares of common stock for $2,000 in net proceeds as follows:

Date	Number of Shares	Proceeds
August 26, 2013	20,000	$2,000
Total	20,000	$2,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the three months ended September 30, 2013, the Company issued 50,000 shares of common stock valued at $1,250 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded against software revenue recognized during the year ended September 30, 2013.

Date	Number of Shares	Fair Value
September 30, 2013	50,000	$1,250
Total	50,000	$1,250

Stock Issued for Services

During the three months ended September 30, 2013, the Company issued 220,000 shares of common stock as compensation. The fair values of the shares were a total of $4,800 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
August 26, 2013	100,000	$1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	220,000	$4,800

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

Employment Agreements

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

Table of Contents	18

i.	A monthly salary of $20,833 subject to an annual increase of 10% and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to greater of 3,000,000 restricted common shares, or 1% of the outstanding shares.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause, he will receive the entire contract remaining on the agreement.

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

Results of Operations for the Three and Nine Months Ended June 30, 2013 and June 30, 2012

Revenue decreased to $137,941 from $243,480 for the three months ended June 30, 2013 and 2012, respectively. Our revenues decreased as a result of lower sales activity during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Revenue increased to $461,512 from $460,165 for the nine months ended June 30, 2013 and 2012, respectively. The increase is a result of sales activity occurring for the full nine months during the nine month ended June 30, 2013, compared to the commencement of sales activity in January 2012 for the nine months ended June 30, 2012.

Cost of revenue decreased to $61,155 from $61,729 for the three months ended June 30, 2013 and 2012, respectively. Our cost of revenue increased to $182,315 from $121,734 for the nine months ended June 30, 2013 and 2012, respectively. Our cost of revenue increased during the nine months period due to the amortization of the software costs placed into service. The software was placed into service during the three months ended March 31, 2012.

Selling, general and administrative expenses increased to $202,005 from $78,612 for the three months ended June 30, 2013 and 2012, respectively, and $537,830 from $153,045 for the nine months ended June 30, 2013 and 2012, respectively. The increase in our selling, general and administrative expenses are related to the salaries of management of $232,148 in the nine months ended June 30, 2013 compared to $30,000 in the nine months ended June 30, 2012 as well as an increase in the cost of accounting.

Research and development costs increased to $58,044 from $55,000 for the three months ended June 30, 2013 and 2012, respectively, and $153,044 from $97,000 for the nine months ended June 30, 2013 and 2012, respectively. Our research and development costs increase is related to increased salary costs for programmers to update software required to be in compliance with the updates and modifications to the Affordable Care Act.

Impairment of assets increased to $6,000 from $4,000 for the nine months ended June 30, 2013 and 2012, respectively. We impaired the purchase of the DNA operations in Mississippi that was discontinued in 2013 due to the pending litigation with Krooss.

Table of Contents	21

Interest expenses decreased to $15 from $181 for the three months ended June 30, 2013 and 2012, respectively, and $211 from $1,283 for the nine months ended June 30, 2013 and 2012, respectively. Our interest expense decreased as a result of the conversion of debt in October 2012 and the debt mitigation effects.

We recorded income from discontinued operations of $1,138 compared to $0 for the three months ended June 30, 2013 and 2012, respectively, as compared to income of 60,084 and $323,868 for the nine months ended June 30, 2013 and 2012, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at June 30, 2013 of $26,267,542 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company has a revolving line of credit with Chase Bank with a balance as of June 30, 2013 in the amount of $5,000 a borrowing limit of $50,000 and we have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

Cash flows from operations. Our cash (used in) provided by operating activities was ($40,043) and $225,742 for the nine months ended June 30, 2013 and 2012, respectively. It was primarily attributable to the increase of general and administrative expenses in 2013 as compared to the 2012 period.

Cash flows from investing activities. Our cash used in investing activities was $10,147 and $0 for the nine months ended June 30, 2013 and 2012, respectively. The increase in cash flows used in investing activities was primarily from the purchase of our EMR Certification for our medical billing software.

Cash flows from financing activities. Cash provided by (used in) financing activities was $98,646 and ($69,704) for the nine months ended June 30, 2013 and 2012, respectively. We received cash from the sale of our common stock of $141,000 and $68,000 for the nine months ended June 30, 2013 and 2012, respectively. During the nine months ended June 30, 2013, we repaid the Chase line of credit of $22,427, received $5,664 from the Chase line of credit, and repaid advances from our CEO of $25,591. During the nine months ended June 30, 2012, we received $33,462 from our CEO, repaid advances from our CEO of $148,654 and repaid our Chase Line of Credit of $22,512.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2013. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

The Company’s material weaknesses in financial reporting were:

a.	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings its quarterly reports for June 30, 2013 and December 31, 2014.
b.	There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2012 during our three months ended June 30, 2013.

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

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares because the shares were lost during delivery to Antree Systems. The Company replaced those lost shares and canceled the shares that were lost when delivered to the Ireland office of Antree Systems.

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

Stock Issued for Services

During the year ended September 30, 2013, the Company issued 1,165,500 shares of common stock as compensation. The fair values of the shares were a total of $36,629 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Compensation
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
August 26, 2013	100,000	1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	1,165,500	$36,629

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

Table of Contents	26

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine months period ended June 30, 2013.

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

Registrant Date: March 3, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: March 3, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	28