Form 10-Q/A
period 2013-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-03-05
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-28745

Cloud Medical Doctor Software Corporation

(Name of small business issuer as specified in its charter)

(formerly National Scientific Corporation)

Texas	86-0837077
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on March 3, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: March 5, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: March 5, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer