Form 10-Q
period 2013-12-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-03-20
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2014
Common stock, $0.01 par value	215,079,216
Table of Contents

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ending September 30, 2014.

Table of Contents	3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2013	September 30, 2013

ASSETS

CURRENT ASSETS:
Cash	$15,907	$8,587
Accounts receivable	10,493	8,338
Total current assets	26,400	16,925

Software, net	762,766	817,921

TOTAL ASSETS	$789,166	$834,846

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$374,995	$361,994
Liabilities attributable to discontinued operations	46,071	35,356
Lines of credit	68,370	9,796
Total current liabilities	489,436	407,146

Deferred revenue	4,350	—

TOTAL LIABILITIES	493,786	407,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 4,000,000 shares authorized;
4,000,000 shares issued and outstanding	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized;
214,969,216 and 214,624,216 shares issued and outstanding, respectively	2,149,692	2,146,242
Additional paid-in capital	24,854,578	24,783,723
Accumulated deficit	(26,748,890)	(26,542,265)
Total stockholders' equity	295,380	427,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$789,166	$834,846

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012

REVENUES	$117,557	$149,357
COST OF REVENUES	61,155	60,005

GROSS PROFIT	56,402	89,352

OPERATING EXPENSES:
Selling, general and administrative	222,076	118,871
Research and development	30,000	40,000
Total operating expenses	252,076	158,871
OPERATING LOSS	(195,674)	(69,519)

OTHER INCOME (EXPENSE)
Interest expense	(236)	(127)
Total other income (expense)	(236)	(127)

LOSS FROM CONTINUING OPERATIONS	(195,910)	(69,646)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(10,715)	58,984

NET LOSS	$(206,625)	$(10,662)

NET LOSS PER COMMON SHARE:
Basic and diluted

Continuing operations	$(0.00)	$0.00

Discontinued operations	$(0.00)	$0.00

Total	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	214,873,781	212,195,098

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,625)	$(10,662)
(Income) loss from discontinued operations	10,715	(58,984)
Loss from continuing operations	(195,910)	(69,646)
Adjustments to reconcile loss from continuing operations to net cash from operating activities:
Depreciation and amortization	61,155	60,005
Stock issued for compensation	—	3,060
Stock issued for license agreements	3,600	4,100
Changes in operating assets and liabilities:
Accounts receivable	(2,155)	4,454
Accounts payable and accrued liabilities	72,706	15,000
Deferred revenue	4,350	—
Net cash provided by (used in) provided by operating activities	(56,254)	16,973

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from officer	—	(25,591)
Proceeds from lines of credit	58,574	—
Repayment of line of credit	—	(21,763)
Common stock issued for cash	5,000	31,000
Net cash provided by (used in) financing activities	63,574	(16,354)

INCREASE IN CASH	7,320	619
CASH, BEGINNING OF PERIOD	8,587	51,356
CASH, END OF PERIOD	$15,907	$51,975

SUPPLEMENTAL DISCLOSURES:
CASH PAID FOR:
Interest	$—	$—
Taxes	$—	$—

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Write-off of related party debt to additional paid-in capital	$59,704	$—
Common stock issued for purchase of intangible assets	$6,000	$2,800

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	6

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

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

Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2013 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2013 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses from operations and an accumulated deficit at December 31, 2013 of $26,748,890 and needs additional cash to maintain its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

The following table summarizes fair value measurements by level at December 31, 2013 and September 30, 2012 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At December 31, 2013
Software	$—	$—	$762,766	$762,766
Total Software	$—	$—	$762,766	$762,766

At September 30, 2012
Software	$—	$—	$817,921	$817,921
Total Software	$—	$—	$817,921	$817,921

Table of Contents	8

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of December 31, 2013 and 2012, the Company had no valuation allowance for the Company’s accounts receivable.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

Transaction revenue is generated from the following services and recognized when a transaction occurs:

•	Electronic Remittance Advise $0.35 Electronic remittance transaction fee;
•	Paper Claims $1.00 Paper claim fee;
•	Carrier Direct $0.16 Carrier direct fee;
•	Fast Forward $0.35 Fast forward transaction fee; and,
•	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

Table of Contents	9

The Company had not received any transaction revenues in the three months ended December 31, 2013.

Cost of License, and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the three months ended December 31, 2013 and 2012.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the three months ended December 31, 2013 and 2012.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired software technologies are amortized over their useful lives of 5 years

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue to provide up-front capitalization to Cloud-MD for each provider added to the solution set. The Company also recognizes annual subscription fees for virtual servers and subscription and small usage fees and those revenues are based on a 48-month lease, Cloud-MD would amortize the revenue over the life of the agreement of 48 months. In addition, it features incremental monthly revenue, for the duration of the lease (48 months) based on fees assessed for transactions such as eligibility claims processing, etc.

The Company has deferred revenue of $4,350 as of December 31, 2013.

We have adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $37,000 and $20,260 for the three months ended December 31, 2013 and 2012, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. The Company recorded research and development costs of $30,000 and $40,000 for the three months ended December 31, 2013 and 2012, respectively.

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

Table of Contents	10

The Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The conversion can only take place with the approval of the Board of Directors. At December 31, 2013, the preferred shares could be converted into 600,000,000 of the Company’s common shares subject to being limited by the Company’s available authorized shares for issuance, resulting in dilution of common shareholders. The preferred shares are anti-dilutive since the Company has incurred losses for the periods ended December 31, 2013 and 2012.

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

Subsequent Events

The Company has evaluated all transactions occurring between the three months ended December 31, 2013, through the date of issuance of the financial statements for subsequent event disclosure.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 - SOFTWARE

The following is a detail of software at December 31, 2013 and September 30, 2012:

	December 31, 2013	September 30, 2013
Source Code License – Antree Systems Limited	$6,000	$—
Encryption Software Code	15,800	15,800
Source Code License – MediSouth, LLC	2,500	2,500
Acquisition of Doctor’s Network of America	10,000	10,000
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Total intangible assets	1,257,406	1,251,406
Accumulated amortization of intangible assets	(484,640)	(423,485)
Accumulated impairment of assets	(10,000)	(10,000)
Total intangible assets	$762,766	$817,921

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $61,155 and $60,005 for the three months ended December 31, 2013 and 2012, respectively. The Company recognized a $0 and $6,000 for impairment of software acquired from Doctors Network of America (“DNA”) operating in Flowood, Mississippi during the three months ended December 31, 2013 and the year ended September 30, 2013, respectively. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the assets to be impaired.

Source Code License

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

Table of Contents	11

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

Doctors Network of America

On June 22, 2012, the Company entered into an acquisition agreement that closed on March 16, 2013. The Company agreed to acquire DNA in Flowood, Mississippi from Krooss Medical Management Systems, LLC (“Krooss”) for 500,000 shares of common stock. As of September 30, 2012, 200,000 shares of common stock were issued as a deposit, which was valued at $4,000 based on the market value on the date of grant. At the closing of the transaction on March 16, 2013, the Company issued an additional 300,000 shares of common stock which were valued at $6,000 based on the market value on the date of grant.

Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts in the amount of approximately $200,000. The Company and the sellers are currently in litigation over the disputed transaction fees of $200,000. The Company has recorded an impairment of the acquired asset in the amount of $6,000 and $4,000 for the three months ended December 31, 2013 and the year ended September 30, 2012, respectively.

NOTE 6 - DISCONTINUED OPERATIONS

The Company’s former Board of Directors believed that it was in the best interest of the Company to discontinue the former business operation of the GPS operational device business. In 2011, this business was transferred to National Scientific, LLC, a company owned by the Company’s prior CEO, by prior management in which the Company’s former CEO was to pay $100,000 plus 2% of revenues for that technology. The former officer never paid the specific consideration for this transaction.

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

On March 16, 2013, the Company closed the acquisition with the final payment for DNA. Subsequent to the transaction closing, the sellers refused to pay the transaction fees for medical billing contracts that were processed. The Company filed a lawsuit against the sellers for Breach of Contract among other things in June of 2013. During that time, the Company believes the sellers began contacting all billing contract holders and interfered with the acquisition of all the assets from the transaction. Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations of DNA as net assets of discontinued operations, net liabilities of discontinued operations and results from discontinued operations.

Details of the classifications for net assets, liabilities and operations are shown below.

	December 31, 2013	September 30, 2013
Net liabilities of discontinued operations:
Accounts payable	$46,071	$35,356
Net liabilities of discontinued operations	$46,071	$35,356

	Three Months Ended December 31,
	2013	2012
Discontinued operations:
Revenues	$77,284	$—
Cost of sales	—	—
Operating expenses	87,999	—
Gain from write-off of debt	—	58,984
(Loss) income from discontinued operations	(10,715)	$58,984
Table of Contents	12

NOTE 7 - LINES OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 4.00% interest rate per annum which renews annually. As of December 31, 2013, the Company had borrowed $50,000 against the line of credit.

The Company has a revolving line of credit with Chase Bank with a balance as of December 31, 2013 in the amount of $18,370 and a borrowing limit of $50,000. The line of credit with Chase Bank has an interest rate of 4.25% per annum and renews annually.

NOTE 8 - DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during three months ended December 31, 2013 and year ended September 30, 2013, the Company recognized a gain on the write-off of liabilities in the amount of $43,911 and $58,984 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $59,704 and $42,137 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	December 31,	September 30,
	2013	2013
Debt Mitigation Program:
Accounts payable and accrued expenses	$59,704	$58,984
Accrued interest		42,137
Total debt mitigation program	$59,704	$101,121
Gain on write-off of debt	$—	$(58,984)
Additional paid-in capital (1)	$59,704	$(42,137)

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Rent expense for the three months ended December 31, 2013 and 2012 was $0 for both periods.

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

As discussed in Note 8, the Company has written off $59,704 and $101,121 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the three months ended December 31, 2013 and the year ended September 30, 2013. However, the related creditors could make a claim in the future in regards to these liabilities.

Table of Contents	13

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company repaid $0 and $25,591 of the advances from the Company’s CEO in the three months ended December 31, 2013 and 2012, respectively. The advances from the CEO are due on demand and do not accrue interest. As of December 31, 2013 and September 30, 2013, there were no amounts owed to the CEO for advances, respectively.

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

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of her annual base salary each year if the Company reaches the following milestones (none of which were attained in 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's EBITA, including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or the completion of the delinquent SEC filings for five (5) years through September 30, 2013 or the Company obtains FINRA approval for any reverse stock splits.
iii.	The issuance of shares equal to greater of 3,000,000 restricted common shares, or 1% of the outstanding shares.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the Executive's employment is terminated without cause, she will receive the entire contract remaining on the agreement.

Table of Contents	14

NOTE 11 - EQUITY

As of December 31, 2013, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01.

Three Months Ended December 31, 2013

Stock Issued for Cash

During the three months ended December 31, 2013, the Company issued 25,000 shares of common stock for $5,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 21, 2013	25,000	$5,000
Total	25,000	$5,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the three months ended December 31, 2013, the Company issued 120,000 shares of common stock valued at $3,600 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended December 31, 2013.

Date	Number of Shares	Fair Value
December 4, 2013	120,000	$3,600
Total	120,000	$3,600

Stock Issued for Assets Acquisition

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

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares issued because the shares were lost during delivery to Antree Systems.

Three Months Ended December 31, 2012

Stock Issued for Cash

During the three months ended December 31, 2012, the Company issued 87,500 shares of common stock for $31,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
Total	87,500	$31,000

Table of Contents	15

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

NOTE 12 – SUBSEQUENT EVENTS

Stock issuances

Period from January 1, 2014 to March 6, 2014

Stock Issued for Cash

On January 12, 2014, the Company issued 10,000 shares of common stock for $10,000 in net cash proceeds.

Stock Issued in Connection with Software Licensing and Subscription Agreements

On March 5, 2014, the Company issued 100,000 shares of common stock valued at $3,000 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended March 31, 2014.

* * * * * * * * * * * *

Table of Contents	16

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Table of Contents	17

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

Results of Operations for the Three Months Ended December 31, 2013 and December 31, 2012

Revenue decreased to $117,557 from $149,357 for the three months ended December 31, 2013 and 2012, respectively. Our revenues decreased as a result of lower sales activity during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The lower sales activity is due to the Company’s focus on two potential acquisitions in Texas that deterred our focus to these potentially new opportunities.

Cost of revenue increased to $61,155 from $60,005 for the three months ended December 31, 2013 and 2012, respectively. Our cost of revenue increased during the three months period due to the amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $222,076 from $118,871 for the three months ended December 31, 2013 and 2012, respectively. The increase in our selling, general and administrative expenses are related to the salaries of management of $106,399 in the three months ended December 31, 2013 compared to $42,147 in the three months ended December 31, 2012 as well as an increase in the cost of accounting.

Research and development costs decreased to $30,000 from $40,000 for the three months ended December 31, 2013 and 2012, respectively. Our research and development costs decrease is related to decreased salary costs for programmers to update software required to be in compliance with the updates and modifications to the Affordable Care Act.

Interest expense increased to $236 from $127 for the three months ended December 31, 2013 and 2012, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

Table of Contents	18

We recorded loss from discontinued operations of $10,715 compared to income of $58,984 for the three months ended December 31, 2013 and 2012, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at December 31, 2013 of $26,748,890 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company has a revolving line of credit with Chase Bank with a balance as of December 31, 2013 in the amount of $18,370 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $65,000 at 4.00% interest rate which renews annually. As of December 31, 2013, the Company had borrowed $50,000.

Cash flows from operations. Our cash (used in) provided by operating activities were ($56,254) and $16,973 for the three months ended December 31, 2013 and 2012, respectively. The increase in cash used in operations was primarily attributable to the increase of general and administrative expenses in 2013 as compared to the 2012 period.

Cash flows from financing activities. Cash provided by (used in) financing activities was $63,574 and ($16,354) for the three months ended December 31, 2013 and 2012, respectively. We received cash from the sale of our common stock of $5,000 and $31,000 for the three months ended December 31, 2013 and 2012, respectively. During the three months ended December 31, 2013, received $8,574 from the Chase line of credit and received $50,000 from our Mutual of Omaha line of credit. During the three months ended December 31, 2012, we repaid the Chase line of credit of $21,763, repaid our advances from our CEO of $25,591.

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

Table of Contents	19

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were effective as of December 31, 2013. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Table of Contents	20

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2013 during our three months ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Period from December 31, 2013 to March 6, 2014

Stock Issued for Cash

On January 12, 2014, the Company issued 10,000 shares of common stock for $10,000 in net cash proceeds.

Three Months Ended December 31, 2013

Stock Issued for Cash

During the three months ended December 31, 2013, the Company issued 25,000 shares of common stock for $5,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 21, 2013	25,000	$5,000
Total	25,000	$5,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the three months ended December 31, 2013, the Company issued 120,000 shares of common stock valued at $3,600 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended December 31, 2013.

Date	Number of Shares	Fair Value
December 4, 2013	120,000	$3,600
Total	120,000	$3,600

Stock Issued for Assets Acquisition

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

Table of Contents	21

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares issued because the shares were lost during delivery to Antree Systems.

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

Table of Contents	22

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months period ended December 31, 2013.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	23

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.

Table of Contents	24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: March 20, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: March 20, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	25