Form 10-Q
period 2014-03-31
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-05-16
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common stock, $0.01 par value	248,256,722

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending September 30, 2014.

Table of Contents	-1-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$7,656	$8,587
Accounts receivable	5,176	8,338
Total current assets	12,832	16,925

Software, net	701,611	817,921

TOTAL ASSETS	$714,443	$834,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	699,559	$361,994
Liabilities attributed to discontinued operations	42,873	35,356
Lines of credit	87,041	9,796
Total current liabilities	829,473	407,146

TOTAL LIABILITIES	829,473	407,146

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 246,829,216 and 214,624,216 issued and outstanding	2,468,292	2,146,242
Additional paid-in capital	25,214,828	24,783,723
Accumulated deficit	(27,838,150)	(26,542,265)
Total stockholders' equity (deficit)	(115,030)	427,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$714,443	$834,846

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-2-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUES	$105,118	$174,214	$222,675	$323,571
COST OF REVENUES	61,155	61,155	122,310	121,160

GROSS PROFIT	43,963	113,059	100,365	202,411

OPERATING EXPENSES:
Selling, general and administrative	1,106,142	224,454	1,328,218	343,325
Research and development	30,000	55,000	60,000	95,000
Total operating expenses	1,136,142	279,454	1,388,218	438,325
Gain on the disposal of assets	—	1,353	—	1,353
OPERATING LOSS	(1,092,179)	(165,042)	(1,287,853)	(234,561)

OTHER INCOME (EXPENSE)
Interest expense	(279)	(69)	(515)	(196)
Total other income expense	(279)	(69)	(515)	(196)

LOSS FROM CONTINUING OPERATIONS	(1,092,458)	(165,111)	(1,288,368)	(234,757)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,198	(38)	(7,517)	58,946

NET LOSS	$(1,089,260)	$(165,149)	$(1,295,885)	$(175,811)

NET LOSS PER COMMON SHARE:
Basic and diluted

Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Discontinued operations	$0.00	$(0.00)	$(0.00)	$0.00

Total	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING
Basic and diluted	224,546,327	212,756,568	219,656,908	212,472,748

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-3-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED
	March 31,
	2014	2013

Net loss	$(1,295,885)	$(175,811)
Income from discontinued operations	(7,517)	58,946
Loss from continuing operations	(1,288,368)	(234,757)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	122,310	121,160
Common stock issued for compensation	666,750	28,155
Common stock issued for software sales	5,700	9,350
Gain on the disposal of assets	—	(1,353)
Changes in operating assets and liabilities:
Accounts receivable	3,162	3,012
Accounts payable and accrued expenses	397,270	88,638
Net cash (used in) provided by operating activities	(93,176)	14,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	1,353
Net cash provided by investing activities	—	1,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from officer	—	(25,591)
Proceeds from line of credit	78,245	2,500
Repayment of line of credit	(1,000)	(22,152)
Common stock issued for cash	15,000	141,000
Net cash provided by financing activities	92,245	95,757

INCREASE (DECREASE) IN CASH	(931)	111,315
CASH, BEGINNING OF PERIOD	8,587	51,356
CASH, END OF PERIOD	$7,656	$162,671

SUPPLEMENTAL DISCLOSURE

Interest paid	$—	$—
Taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES

Write-off of related party debt to additional paid-in capital	$59,704	$—
Common stock issued to purchase software	$6,000	$13,000
Accrual of software acquisition costs	$—	$23,000

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-4-

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

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

Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2013 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2013 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses from operations and an accumulated deficit at March 31, 2014 of $27,838,150 and needs additional cash to maintain its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2014, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

The following table summarizes fair value measurements by level at March 31, 2014 and September 30, 2013 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At March 31, 2014
Software	$—	$—	$701,611	$701,611
Total Software	$—	$—	$701,611	$701,611

At September 30, 2013
Software	$—	$—	$937,431	$937,431
Total Software	$—	$—	$937,431	$937,431

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of March 31, 2014 and 2013, the Company had no valuation allowance for the Company’s accounts receivable.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2014, the Company did not record any liabilities for uncertain tax positions.

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

The Company had not received any transaction revenues in the three and six months ended March 31, 2014.

Cost of License, and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the three months ended March 31, 2014 and 2013.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the three months ended March 31, 2014 and 2013.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired software technologies are amortized over their useful lives of 5 years.

Table of Contents	-8-

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue to provide up-front capitalization to Cloud-MD for each provider added to the solution set. The Company also recognizes annual subscription fees for virtual servers and subscription and small usage fees and those revenues are based on a 48-month lease, Cloud-MD would amortize the revenue over the life of the agreement of 48 months. In addition, it features incremental monthly revenue, for the duration of the lease (48 months) based on fees assessed for transactions such as eligibility claims processing, etc. The Company has deferred revenue of $0 as of March 31, 2014.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $0 and $20,000 for the three months ended March 31, 2014 and 2013, respectively, and $37,000 and $40,260 for the six months ended March 31, 2014 and 2013, respectively.

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

The Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The conversion can only take place with the approval of the Board of Directors. At March 31, 2014, the preferred shares could be converted into 600,000,000 of common shares resulting in dilution of common shareholders. The preferred shares are anti-dilutive since the losses the Company has incurred for the periods ended March 31, 2014 and 2013.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Table of Contents	-9-

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

Subsequent Events

The Company has evaluated all transactions occurring between March 31, 2014 and through the date of issuance of the financial statements for subsequent event disclosure.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – SOFTWARE

The following is a detail of software at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013

Source Code License – Antree Systems Limited	$6,000	$—
Encryption Software Code	15,800	15,800
Source Code License – MediSouth, LLC	2,500	2,500
Acquisition of Doctor’s Network of America	10,000	10,000
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Total intangible assets	1,257,406	1,251,406
Accumulated amortization of intangible assets	(545,795)	(423,485)
Accumulated impairment of assets	(10,000)	(10,000)
Total intangible assets	$701,611	$817,921

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $61,155 and $61,155 for the three months ended March 31, 2014 and 2013, respectively. The Company recognized a $0 and $6,000 for impairment of software acquired from Doctors Network of America (“DNA”) operating in Flowood, Mississippi during the six months ended March 31, 2014 and the year ended September 30, 2013, respectively. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the assets to be impaired.

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

Table of Contents	-10-

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

Details of the classifications for net assets, liabilities and operations are shown below.

	March 31, 2014	September 30, 2013

Net liabilities of discontinued operations:
Accounts payable	$42,837	$35,356
Net liabilities of discontinued operations	$42,837	$35,356

Table of Contents	-11-

	Three Months Ended March 31,
	2014	2013

Discontinued operations:
Revenues	$53,766	$900
Cost of sales	—	—
Operating expenses	(50,568)	(938)
Gain from write-off of debt	—	—
Income (loss) from discontinued operations	$3,198	$(38)

	Six Months Ended March 31,
	2014	2013
Discontinued operations:
Revenues	$131,050	$900
Cost of sales	—	—
Operating expenses	(138,567)	(938)
Gain from write-off of debt	—	58,984
Income (loss) from discontinued operations	$(7,517)	$58,946

NOTE 7 – LINES OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 4.00% interest rate per annum which renews annually. As of March 31, 2014, the Company had borrowed $62,612 against the line of credit.

The Company has a revolving line of credit with Chase Bank with a balance as of March 31, 2014 in the amount of $24,429 and a borrowing limit of $50,000. The line of credit with Chase Bank has an interest rate of 4.25% per annum and renews annually.

NOTE 8 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during six months ended March 31, 2014 and 2013, the Company recognized a gain on the write-off of liabilities in the amount of $0 and $58,984 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $59,704 and $0 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	Six Months Ended
	March 31,	March 31,
	2014	2013

Debt Mitigation Program:
Accounts payable and accrued expenses	$59,704	$58,984
Accrued interest	—	—
Total debt mitigation program	$59,704	$58,984
Gain on write-off of debt	$—	$(58,984)
Additional paid-in capital (1)	$59,704	$—

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in-capital.

Table of Contents	-12-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Rent expense for the three and six months ended March 31, 2014 and 2013 was $0 for all periods.

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

As discussed in Note 8, the Company has written off $59,704 and $58,984 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the six months ended March 31, 2014 and 2013, respectively. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 10– RELATED PARTY TRANSACTIONS

The Company repaid $0 and $25,591 of the advances from the Company’s CEO in the three months ended March 31, 2014 and 2013, respectively. The advances from the CEO are due on demand and do not accrue interest. As of March 31, 2014 and September 30, 2013, there were no amounts owed to the CEO for advances, respectively.

Table of Contents	-13-

NOTE 11 - EQUITY

As of March 31, 2014, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01.

Six Months Ended March 31, 2014

Stock Issued for Cash

During the six months ended March 31, 2014, the Company issued 35,000 shares of common stock for $15,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds

October 21, 2013	25,000	$5,000
January 12, 2014	10,000	10,000
Total	35,000	$15,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the six months ended March 31, 2014, the Company issued 220,000 shares of common stock valued at $5,700 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended March 31, 2014.

Date	Number of Shares	Fair Value

December 4, 2013	120,000	$3,600
March 4, 2014	100,000	2,100
Total	220,000	$5,700

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

Table of Contents	-14-

Stock Issued for Services

During the six months ended March 31, 2014, the Company issued 31,750,000 shares of common stock as compensation. The fair values of the shares were a total of $666,750 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services

March 5, 2014	31,750,000	$666,750	Compensation

Total	31,750,000	$666,750

Six Months Ended March 31, 2013

Stock Issued for Cash

During the six months ended March 31, 2013, the Company issued 197,500 shares of common stock for $141,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds

October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
March 27, 2013	20,000	20,000
Total	197,500	$141,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the six months ended March 31, 2013, the Company issued 300,000 shares of common stock valued at $9,350 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended March 31, 2013.

Date	Number of Shares	Fair Value

October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
Total	300,000	$9,350

Table of Contents	-15-

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

NOTE 12 – SUBSEQUENT EVENTS

Stock Issued for Services

On April 21, 2014, the Company issued 1,407,506 shares of common stock as compensation. The fair values of the shares were a total of $21,253 and were recorded at the market price on the date of grant.

Table of Contents	-16-

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

Table of Contents	-17-

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

Table of Contents	-18-

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

Revenue decreased to $105,118 from $174,214 for the three months ended March 31, 2014 and 2013, respectively. Our revenues decreased as a result of lower sales activity during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The lower sales activity is due to the Company’s focus on two potential acquisitions in Texas that deterred our focus to these potentially new opportunities.

Cost of revenue did not change for the three months ended March 31, 2014 and 2013, respectively. Our cost of revenue increased during the three months period due to the amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $1,106,142 from $224,454 for the three months ended March 31, 2014 and 2013, respectively. The increase in our selling, general and administrative expenses are related to the salaries and stock-based compensation of management of $1,026,373 in the three months ended March 31, 2014 compared to $116,500 in the three months ended March 31, 2013 as well as an increase in the cost of accounting.

Research and development costs decreased to $30,000 from $55,000 for the three months ended March 31, 2014 and 2013, respectively. Our research and development costs decrease is related to decreased salary costs for programmers to update software required to be in compliance with the updates and modifications to the Affordable Care Act.

Interest expense increased to $278 from $69 for the three months ended March 31, 2014 and 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

We recorded income from discontinued operations of $3,198 compared to loss of $38 for the three months ended March 31, 2014 and 2013, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Results of Operations for the Six Months Ended March 31, 2014 and March 31, 2013

Revenue decreased to $222,675 from $323,571 for the six months ended March 31, 2014 and 2013, respectively. Our revenues decreased as a result of lower sales activity during the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The lower sales activity is due to the Company’s focus on two potential acquisitions in Texas that deterred our focus to these potentially new opportunities.

Cost of revenue did not change for the six months ended March 31, 2014 and 2013, respectively. Our cost of revenue decreased during the six months period due to the amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $1,328,218 from $343,325 for the six months ended March 31, 2014 and 2013, respectively. The increase in our selling, general and administrative expenses are related to the salaries and stock-based compensation of management of $1,026,373 in the six months ended March 31, 2014 compared to $274,264 in the six months ended March 31, 2013 as well as an increase in the cost of accounting.

Research and development costs decreased to $60,000 from $95,000 for the six months ended March 31, 2014 and 2013, respectively. Our research and development costs decrease is related to decreased salary costs for programmers to update software required to be in compliance with the updates and modifications to the Affordable Care Act.

Interest expense increased to $515 from $196 for the six months ended March 31, 2014 and 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

Table of Contents	-19-

We recorded a loss from discontinued operations of $7,517 compared to income of $58,984 for the six months ended March 31, 2014 and 2013, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Financial Statements).

Liquidity and Capital Resources

 We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

We have an accumulated deficit at March 31, 2014 of $27,838,150 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

The Company has a revolving line of credit with Chase Bank with a balance as of March 31, 2014 in the amount of $24,429 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit in the amount of $62,612 at 4.00% interest rate which renews annually. As of March 31, 2014, the Company had borrowed $65,000.

Cash flows from operations. Our cash (used in) provided by operating activities was ($93,176) and $14,205 for the six months ended March 31, 2014 and 2013, respectively. The increase in cash used in operations was primarily attributable to the increase of general and administrative expenses in 2014 as compared to the 2013 period.

Cash flows from financing activities. Cash provided by financing activities was $92,245 and $95,757 for the six months ended March 31, 2014 and 2013, respectively. We received cash from the sale of our common stock of $15,000 and $141,000 for the six months ended March 31, 2014 and 2013, respectively. During the six months ended March 31, 2014, received $28,245 from the Chase line of credit and received $50,000 from our Mutual of Omaha line of credit. During the six months ended March 31, 2013, we repaid the Chase line of credit of $22,152, repaid our advances from our CEO of $25,591.

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

Table of Contents	-20-

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were effective as of March 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company has been ineffective in the timely filing of the company’s quarterly filings.

a.	There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	-21-

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2013 during our six months ended March 31, 2014.

Table of Contents	-22-

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Period from April 1, 2014 to May 2, 2014

Stock Issued for Services

On April 21, 2014, the Company issued 1,407,506 shares of common stock as compensation. The fair values of the shares were a total of $21,253 and were recorded at the market price on the date of grant.

Six Months Ended March 31, 2014

Stock Issued for Cash

During the six months ended March 31, 2014, the Company issued 35,000 shares of common stock for $15,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds

October 21, 2013	25,000	$5,000
January 12, 2014	10,000	10,000
Total	35,000	$15,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the six months ended March 31, 2014, the Company issued 120,000 shares of common stock valued at $3,600 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended March 31, 2014.

Date	Number of Shares	Fair Value

December 4, 2013	120,000	$3,600
March 4, 2014	100,000	2,100
Total	220,000	$5,700

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

Table of Contents	-23-

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

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the six months ended March 31, 2013, the Company issued 300,000 shares of common stock valued at $9,350 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended March 31, 2013.

Date	Number of Shares	Fair Value

October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
Total	300,000	$9,350

Table of Contents	-24-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months period ended March 31, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	-25-

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.

Table of Contents	-26-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: May 16, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 16, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	-27-