Form 10-Q
period 2014-06-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-08-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Common stock, $0.01 par value	280,321,722

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending September 30, 2014.

Table of Contents	1

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$828,501	$8,587
Accounts receivable	6,901	8,338
Total current assets	835,402	16,925

Software, net	640,456	817,921

TOTAL ASSETS	$1,475,858	$834,846

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	547,487	$361,994
Stock payable	177,300	—
Liabilities attributed to discontinued operations	44,939	35,356
Lines of credit	62,612	9,796
Total current liabilities	832,338	407,146
TOTAL LIABILITIES	832,338	407,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 280,286,722 and 214,624,216 issued and outstanding	2,802,867	2,146,242
Additional paid-in capital	25,659,571	24,783,723
Accumulated deficit	(27,858,918)	(26,542,265)
Total stockholders' equity	643,520	427,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,475,858	$834,846

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	2

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$1,126,725	$137,941	$1,349,400	$461,512
COST OF REVENUES	61,155	61,155	183,465	182,315

GROSS PROFIT	1,065,570	76,786	1,165,935	279,197

OPERATING EXPENSES:
Selling, general and administrative	1,079,306	202,005	2,447,524	537,830
Research and development	—	58,044	20,000	153,044
Impairment of assets	—	6,000	—	6,000
Total operating expenses	1,079,306	266,049	2,467,524	696,874
OPERATING LOSS	(13,736)	(189,263)	(1,301,589)	(417,677)

OTHER INCOME (EXPENSE)
Interest expense	(1,656)	(15)	(2,171)	(211)
Gain on the disposal of assets	—	—	—	1,353
Total other income (expense)	(1,656)	(15)	(2,171)	1,142

LOSS FROM CONTINUING OPERATIONS	(15,392)	(189,278)	(1,303,760)	(416,535)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(5,376)	1,138	(12,893)	60,084

NET LOSS	$(20,768)	$(188,140)	$(1,316,653)	$(356,451)

NET LOSS PER COMMON SHARE:
Basic and diluted

Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00

Total	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING
Basic and diluted	268,945,677	214,211,293	236,086,498	213,052,263

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	June 30,
	2014	2013

Net Loss	$(1,316,653)	$(356,451)
Income from discontinued operations	(12,893)	60,084
Loss from continuing operations	(1,303,761)	(416,535)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	183,465	182,315
Share-based compensation	1,623,369	31,829
Common stock issued for software sales	5,700	12,313
Impairment of assets	—	6,000
Gain on the disposal of assets	—	(1,353)
Changes in operating assets and liabilities:	—	—
Accounts receivable	1,437	132
Accounts payable and accrued liabilities	241,888	145,256
Net cash provided by (used in) operating activities	752,098	(40,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	—	(11,500)
Proceeds from the sale of assets	—	1,353
Net cash provided by investing activities	—	(10,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	8,299	—
Repayment of advances from officer	(8,299)	(25,591)
Proceeds from line of credit	103,529	5,664
Repayment of line of credit	(50,713)	(22,427)
Common stock issued for cash	15,000	141,000
Net cash provided by financing activities	67,816	98,646

INCREASE IN CASH	819,914	48,456
CASH, BEGINNING OF PERIOD	8,587	51,356
CASH, END OF PERIOD	$828,501	$99,812

SUPPLEMENTAL DISCLOSURE

Interest paid	$—	$—
Taxes paid	$—	$—

NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Write-off of related party debt to additional paid-in capital	$59,704	$—
Common stock issued for purchase of intangible assets	$6,000	$21,800
Accrual of software acquisition costs	$—	$11,500

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

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

On November 21, 2012, the Company purchased from CipherSmith, LLC a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. Since 2012 the Company has tested the software application and created a commercial product for distribution of its encryption technology. The Company is presently, developing more applications for consumer usage in the future.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended September 30, 2013 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2013 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Table of Contents	5

Segment reporting change

With the placement into service of the Company’s encryption technology, the Company began a segment reporting structure to match the new operating structure and how the Company’s management views the business and allocates resources, beginning in the quarter ended June 30, 2014. Reclassifications of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported condensed consolidated financial statements of the Company. See Note 12 for additional information on our segment reporting change.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses from operations and an accumulated deficit at June 30, 2014 of $27,858,918 and needs additional cash to maintain its operations.

These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2014, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

Table of Contents	6

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

The following table summarizes fair value measurements by level at June 30, 2014 and September 30, 2013 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At June 30, 2014
Software	$—	$—	$640,456	$640,456
Total Software	$—	$—	$640,456	$640,456

At September 30, 2013
Software	$—	$—	$937,431	$937,431
Total Software	$—	$—	$937,431	$937,431

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of June 30, 2014 and 2013, the Company had no valuation allowance for the Company’s accounts receivable.

Table of Contents	7

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2014, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

Medical Licensing Agreement

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

Transaction revenue is generated from the following services and recognized when a transaction occurs:

·	Electronic Remittance Advice $0.35 Electronic remittance transaction fee;
·	Paper Claims $1.00 Paper claim fee;
·	Carrier Direct $0.16 Carrier direct fee;
·	Fast Forward $0.35 Fast forward transaction fee; and,
·	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company had not received any transaction revenues in the three and nine months ended June 30, 2014.

Table of Contents	8

CipherLoc Licensing Agreement

License revenue also consists of revenue earned under a CipherLoc License Agreement. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.”

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

Cost of License and Subscription Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the nine months ended June 30, 2014 and 2013.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the nine months ended June 30, 2014 and 2013.

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

The Company has deferred revenue of $0 as of June 30, 2014.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $0 and $10,000 for the three months ended June 30, 2014 and 2013, respectively, and $35,650 and $50,260 for the nine months ended June 30, 2014 and 2013, respectively.

Table of Contents	9

Research and Development and Software Development Costs

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. The Company recorded research and development costs of $0 and $58,044 for the three months ended June 30, 2014 and 2013, respectively, and $20,000 and $153,044 for the nine months ended June 30, 2014 and 2013, respectively.

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

The Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The conversion can only take place with the approval of the Board of Directors. At June 30, 2014, the preferred shares could be converted into 600,000,000 of common shares resulting in dilution of common shareholders. The preferred shares are anti-dilutive since the losses the Company has incurred for the periods ended June 30, 2014 and 2013.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentration of Credit Risk

All of the Company’s cash and cash equivalents are maintained in regional and national financial institutions. The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by the U.S. federal deposit insurance; however, the Company has not experienced any losses in such accounts. In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote. Presently the bank accounts held by Chase bank exceeds the $250,000 FDIC insurance by $608,201.

Subsequent Events

The Company has evaluated all transactions occurring between June 30, 2014and the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Table of Contents	10

NOTE 5 – SOFTWARE

The following is a detail of software at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

Source Code License – Antree Systems Limited	$6,000	$—
Encryption Software Code	15,800	15,800
Source Code License – MediSouth, LLC	2,500	2,500
Acquisition of Doctor’s Network of America	10,000	10,000
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Total intangible assets	1,257,406	1,251,406
Accumulated amortization of intangible assets	(606,950)	(423,485)
Accumulated impairment of assets	(10,000)	(10,000)
Total intangible assets	$640,456	$817,921

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $61,155 and $61,155 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized a $0 and $10,000 for impairment of software acquired from Doctors Network of America (“DNA”) operating in Flowood, Mississippi during the nine months ended June 30, 2014 and the year ended September 30, 2013, respectively. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the assets to be impaired.

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

Table of Contents	11

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

Details of the classifications for net assets, liabilities and operations are shown below.

	June 30, 2014	September 30, 2013
Net liabilities of discontinued operations:
Accounts payable	$44,594	$35,356
Net liabilities of discontinued operations	$44,594	$35,356

	Three Months Ended June 30,
	2014	2013
Discontinued operations:
Revenues	$45,555	$266,246
Cost of sales	—	—
Operating expenses	50,931	(265,108)
Gain from write-off of debt	—	—
(Loss) income from discontinued operations	(5,376))	$1,138

	Nine months ended June 30,
	2014	2013
Discontinued operations:
Revenues	$176,607	$267,146
Cost of sales	—	—
Operating expenses	189,500	(266,046)
Gain from write-off of debt	—	58,984
(Loss) income from discontinued operations	(12,893))	$60,084

Table of Contents	12

NOTE 7 – LINES OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 4.00% interest rate per annum which renews annually. As of June 30, 2014, the Company had borrowed $62,612 against the line of credit.

The Company has a revolving line of credit with Chase Bank with a balance as of June 30, 2014 in the amount of $0 and a borrowing limit of $50,000. The line of credit with Chase Bank has an interest rate of 4.25% per annum and renews annually.

Interest expense for these lines of credit was $1,657 from $15 for the three months ended June 30, 2014 and 2013, respectively, and $2,171 and $211 for the nine months ended June 30, 2014 and 2013, respectively.

NOTE 8 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during nine months ended June 30, 2014 and 2013, the Company recognized a gain on the write-off of liabilities in the amount of $0 and $58,984 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $59,704 and $0 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	June 30,	June 30,
	2014	2013

Debt Mitigation Program:
Accounts payable and accrued expenses	$59,704	$58,984
Total debt mitigation program	$59,704	$58,984
Gain on write-off of debt	—	(58,984)
Additional paid-in capital (1)	$59,704	$—

(1)   All amounts that were owed to related parties in prior years were recorded to paid-in capital.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Rent expense for the three and nine months ended June 30, 2014 and 2013 was $0 for both periods.

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

Table of Contents	13

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

The Company has issued shares to new investors since January 2, 2011, that have an anti-reverse common stock split clause if the Company reverse splits the common stock. The reverse split of common stock is determined by management but must be approved by Financial Industry Regulation Authority (“FINRA”). The current investors holding anti-reverse split stock will have the right to hold the same number of shares of common stock as status quo after the reverse split. The anti-reverse split common stock protection is only for stock subject to reverse split and once the Company declares a reverse split and it is completed, the anti-reverse split protection will be terminate and shareholders that received anti-reverse split stock will be held with regular stockholders as the Company proceeds forward. In accordance with the anti-reverse split provision, no further shares will be issued to the anti-reverse split shareholders once the reverse split is approved and completed. The Company has issued 90,029,843 anti-reverse split shares and these holders will hold the same number of shares after the reverse split has been completed.

As discussed in Note 8, the Company has written off $59,704 and $58,984 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the nine months ended June 30, 2014 and 2013. However, the related creditors could make a claim in the future in regards to these liabilities.

In June 2014, the Company entered into an investor relations agreement and market awareness consulting agreement with BCMG Entertainment, Inc. (“BCMG”) for $450,000. The Company has paid BCMG $75,000 as of June 30, 2014. The Company will continue to pays $25,000 per month based on performance until the contract is satisfied.

NOTE 10– RELATED PARTY TRANSACTIONS

The Company repaid $8,299 and $25,591 of the advances from the Company’s CEO in the nine months ended June 30, 2014 and 2013, respectively. The advances from the CEO are due on demand and do not accrue interest. As of June 30, 2014 and September 30, 2013, there were no amounts owed to the CEO for advances, respectively.

Table of Contents	14

NOTE 11 - EQUITY

As of June 30, 2014, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01.

Nine months ended June 30, 2014

Stock Issued for Cash

During the nine months ended June 30, 2014, the Company issued 35,000 shares of common stock for $15,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 21, 2013	25,000	$5,000
January 12, 2014	10,000	10,000
Total	35,000	$15,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the nine months ended June 30, 2014, the Company issued 220,000 shares of common stock valued at $5,700 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended June 30, 2014.

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

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares issued because the shares were lost during delivery to the shareholders.

Table of Contents	15

Stock Issued for Services

During the nine months ended June 30, 2014, the Company issued 65,207,506 shares of common stock as compensation. The fair values of the shares were a total of $1,446,069 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services

March 5, 2014	31,750,000	$666,750	Compensation to officers
April 3, 2014	5,000	116	Compensation for legal services
April 21, 2014	1,392,506	34,228	Compensation for CipherLoc consultants
April 22, 2014	7,000,000	138,600	Marketing agreement with Hemp, Inc.
May 3, 2014	5,000	115	Compensation for legal services
May 5, 2014	50,000	1,150	Compensation for marketing services
May 6, 2014	25,000,000	605,000	Compensation to a sales consultant
June 3, 2014	5,000	110	Compensation for legal services
Total	65,207,506	$1,446,069

In June 2014, the Company entered into a consulting agreement with Gawk, Inc. This agreement requires the issuance of 3,000,000 common shares and Gawk has agreed to assist the Company in seeking addition purchasers of CipherLoc Encryption Technology within the entertainment industry. The Company has valued the shares on the date of grant and recorded a stock payable in the amount of $177,300.

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

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the nine months ended June 30, 2013, the Company issued 400,000 shares of common stock valued at $12,313 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the nine months ended June 30, 2013.

Table of Contents	16

Date	Number of Shares	Fair Value

October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
Total	400,000	$12,313

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

Stock Issued for Assets Acquisition

During the nine months ended June 30, 2013, the Company issued 400,000 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $13,000 based on the market price on the dates of grant.

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

Table of Contents	17

NOTE 12 – SEGMENT INFORMATION

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

·	Cloud-MD – the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.
·	CipherLoc – the Company has a second software the encryption technology that can be used by larger corporation to protect their data through our polymorphic technology.
·	Corporate Overhead – the Company’s investment holding including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were developed internally and management remains the same. To date, the Company’s operations are principally in the United States.

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended June 30,
	2014	2013

Revenues:
Cloud-MD	$1,725	$137,941
CipherLoc	1,125,000	—
Total revenues	$1,126,725	$137,941

Operating expenses:
Cloud-MD	$(61,155)	$(125,199)
CipherLoc	(30,684)	—
Corporate	(1,021,150)	(202,005)
Operating loss	$(13,736)	$(189,263)

	Nine months ended June 30,
	2014	2013

Revenues:
Cloud-MD	$224,400	$461,512
CipherLoc	1,125,000	—
Total revenues	$1,349,400	$461,512

Operating loss:
Cloud-MD	$(203,465)	$(341,359)
CipherLoc	(30,684)	—
Corporate	(2,431,904)	(537,830)
Operating loss	$(1,316,653)	$(417,677)

Table of Contents	18

	Nine months ended June 30, 2014	September 30, 2013

Identifiable assets:
Cloud-MD	$631,557	$826,259
CipherLoc	15,800	—
Corporate	828,501	8,587
Total identifiable assets	$1,475,858	$834,846

NOTE 13 – SUBSEQUENT EVENTS

On July 11, 2014 the Company issued 35,000 common shares for compensation. The stock was issued as compensation for work performed on our Cypher Loc Encryption Technology. The shares were valued at $2,450 based on the market price on the date of grant.

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

Our Business

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

Table of Contents	20

On November 21, 2012, the Company purchased from CipherSmith, LLC a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. CipherLoc is an entirely new approach to the problem of encryption and it consists of both a Polymorphic Cipher Engine (software) and a Polymorphic Hardware Engine. The Polymorphic Cipher Engine and the Polymorphic Hardware Engine platforms are designed to work together, but, are actually mutually exclusive of each other and can be used separately in a multitude of divergent ways. The Company currently is selling this encryption technology to commercial users that are in need of Polymorphic encryption technology to protect their members.

Strategy

Our strategy is to establish leadership in the evolving software services and products. We have already established a cloud based application in our two revenues segments and we intend to commit more sales staff to develop a sustainable financial performance. To be successful we must implement and focus our priority on our sales team by developing a large sales base to sell our cloud based medical billing software and allow our technical experts to meet with commercial buyers of our encryption technology. The new focus will provide a strong foundation for our long-term growth.

Our Operating Segments

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

·	Cloud-MD – the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.
·	CipherLoc – the Company has an encryption technology that can be used by larger corporation to protect their data through our polymorphic technology.

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

Our model is effective because we offer:

·	Software For Life – Buy One Time
·	Evergreen Product - Support, Maintenance and Upgrades Included With User License
·	Physician Ownership Opportunity – Stock Award With Purchase Of License
·	Cloud-MD™ is Publicly Traded NSCT.PK
·	Patented Auto Post Feature - To Eliminate Need For Manual Posting of Electronic Remittance Advice (835) By Staff
·	Multiple Opportunities to Recover Investment (Meaningful Use Dollars, Stock Award Option, IRS Section 179, Lower Employee and Maintenance Cost)
·	State-Of-The-Art Claims Editing and Real-Time Eligibility - Increase Collections and Reduce Days in A/R
·	Cloud Based Technology- IPAD, IPHONE, ANDROID, GOOGLE, WINDOWS for Anytime and Anywhere Availability and Eliminates Catastrophic Loss of Data

Table of Contents	21

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

The Company is currently negotiating a front end software interface that will enhance our software capabilities.

The Future for CipherLoc™

Our CipherLoc™ Polymorphic Cipher Engine is a ground-breaking; state-of-the-art Polymorphic Key Progression Algorithm (PKPA) based digital encryption solution that has wide-spread applicability throughout the commercial computer, communications and broadcasting industries as well as significant applicability in the government arena. The CipherLoc Polymorphic Hardware Engine has a current patent and is fully developed and ready for use.

CipherLoc is different from the historical Digital Cyber Security Solutions as it incorporates polymorphism which is the ability to change an encryption to another method of encryption or key on the fly. Polymorphic ciphers are more commonly known as “mutating” ciphers.

Polymorphic ciphers are an idea based on the information content in a message rather than the difficulty of the key. Using advanced set theory and information theory, this encryption method does not rely exclusively on large keys and complicated permutation/obscuring techniques. This makes the algorithm faster and requires less memory than other encryptions. A polymorphic cipher solves both asset intrusion and electronic attack problems.

Our business strategy includes the sales of our encryption technology for commercial use to credit card companies, investment companies, retailers, among others. We have internally tested our demonstration model with success and we have used this demonstration software to show potential buyers of its powerful security encryption technology. The digital cipher and encryption market offers seemingly endless opportunity. The Company is presently discussing licensing agreements with several large corporations that are in need of this software to protect their customers, passwords, websites and other devices that require data security.

Strategic Alliances

The Company entered into a consulting agreement with Hemp, Inc. The agreement requires Hemp to provide introductions, products, financing contacts, and other significant business opportunities to the Company. The principles of Hemp, Inc. have had a long term relationship with the CEO of Gawk, Inc. (“Gawk”) which facilitated in our first sale of our CipherLoc Encryption Technology.

Presently the entertainment industry has one of the highest pirated assets and is in need for advance encryption technology to protect those assets. Accordingly, the Company has entered into consulting agreements to facilitate introductions with entertainment industry participants.

The Company entered into a consulting agreement with Gawk. This agreement was to help facilitate introductions by Gawk to the Company from their list of contacts in the entertainment industry. Through our relationship with Gawk, Inc. and its CEO we believe they will be instrumental in future introductions for the sale of our CipherLoc Encryption Technology.

The Company entered into an investor relations and consulting agreement with BCMG Entertainment, Inc. (“BCMG”). The agreement provides for BCMG to introduce the Company to participants in the entertainment industry. BCMG also has experience in market awareness which the Company can benefit from through this alliance.

Table of Contents	22

On July 22, 2014 the Company entered into a consulting service agreement with Vindonnus Group/Alerce Global LLC. This agreement will provide marketing and sales strategies for the sale of CipherLoc our encryption technology. As compensation for the consulting services and sales, the consultant will receive 1,000,000 warrants exercised price of $1.00 with a three year live for each $10,000,000 in annualized sales directly attributed to Consultants efforts and subject to the terms and condition of the Agreement. This Agreement will help increase our sales and marketing of our CipherLoc Encryption Technology.

SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The conversion can only take place with the approval of the Board of Directors. At June 30, 2014, the preferred shares could be converted into 600,000,000 of common shares resulting in dilution of common shareholders. The preferred shares are anti-dilutive since the losses the Company has incurred for the periods ended June 30, 2014 and 2013.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Table of Contents	23

Revenue Recognition

Medical Licensing Agreement

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

Transaction revenue is generated from the following services and recognized when a transaction occurs:

·	Electronic Remittance Advice $0.35 Electronic remittance transaction fee;
·	Paper Claims $1.00 Paper claim fee;
·	Carrier Direct $0.16 Carrier direct fee;
·	Fast Forward $0.35 Fast forward transaction fee; and,
·	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company had not received any transaction revenues in the three and nine months ended June 30, 2014.

CipherLoc Licensing Agreement

License revenue consists also of revenue earned under CipherLoc License Agreement. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.”

VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Table of Contents	24

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

Financial results and trends

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenue increased to $1,126,725 from $137,941 for the three months ended June 30, 2014 and 2013, respectively. Our revenues increased as a result of higher sales activity during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The higher sales activity is due to the Company’s focus on CipherLoc Encryption Technology.

Cost of revenue was $61,155 for the three months ended June 30, 2014 and 2013, respectively. Our cost of revenue was related to the amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $1,079,306 from $202,005 for the three months ended June 30, 2014 and 2013, respectively. The increase in our selling, general and administrative expenses are related to the contract services of $920,900, and investor relations of $75,000 in the three months ended June 30, 2014 compared to contract services of $0, and investor relations of $0 in the three months ended June 30, 2013.

Research and development costs decreased to $0 from $58,044 for the three months ended June 30, 2014 and 2013, respectively. Our research and development costs decrease is related to decreased salary costs for programmers to update software required to be in compliance with the updates and modifications to the Affordable Care Act.

Interest expense increased to $1,656 from $15 for the three months ended June 30, 2014 and 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

We recorded loss from discontinued operations of $5,376 and to income of $1,138 for the three months ended June 30, 2014 and 2013, respectively. The Company is currently engaged in the medical billing operations.  Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Consolidated Financial Statements).

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

Revenue increased to $1,349,400 from $461,512 for the nine months ended June 30, 2014 and 2013, respectively. Our revenues increased as a result of higher sales activity during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The higher sales activity is due to the Company’s focus on CipherLoc Encryption Technology.

Cost of revenue increased to $183,465 from $182,315 for the nine months ended June 30, 2014 and 2013, respectively. Our cost of revenue increased during the nine months ended due to the additional amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $2,447,524 from $537,830 for the nine months ended June 30, 2014 and 2013, respectively. The increase in our selling, general and administrative expenses are related to the salaries and bonuses of management of $1,133,583, contract services of $920,900, accounting fees of $126,852, investor relations of $75,000, and legal costs of $44,635 in the nine months ended June 30, 2014 compared to $290,150 of salaries and bonuses of management, contract services of $0, accounting fees of $59,000, investor relations of $0 and legal costs of $2,800 in the nine months ended June 30, 2013.

Table of Contents	25

Research and development costs decreased to $20,000 from $153,044 for the nine months ended June 30, 2014 and 2013, respectively. Our research and development costs decrease is related to decreased salary costs for programmers to update software required to be in compliance with the updates and modifications to the Affordable Care Act.

Interest expense increased to $2,171 from $211 for the nine months ended June 30, 2014 and 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

We recorded a loss from discontinued operations of $12,893 and to income of $60,084 for the nine months ended June 30, 2014 and 2013, respectively. The Company is currently engaged in the medical billing operations. Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Consolidated financial statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At June 30, 2014, the Company had cash of $828,156.

We have an accumulated deficit at June 30, 2014 of $27,858,918 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has a revolving line of credit with Chase Bank with a balance as of June 30, 2014 in the amount of $0 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit at 4.00% interest rate which renews annually. The outstanding balance as of June 30, 2014 is $62,612.

We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Uses of Cash

Our revolving lines of credit renew annually and we make significant principle payments to those lines to assure that they remain a line of credit.

We have a commitment of payment based upon performance from BCMG for an investor relations agreement and market awareness consulting agreement in the amount of $450,000. We have paid BCMG $75,000 as of June 30, 2014. We will continue to pays $25,000 per month based on performance until the contract is satisfied.

Table of Contents	26

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	June 30, 2014	June 30, 2013

Net cash provided by (used in):
Operating activities	$711,098	$(40,043)
Investing activities	(-)	(10,147)
Financing activities	108,816	98,646

Operating Activities

Cash flows from operating activities. Our cash provided by (used in) operating activities were $752,098 and ($40,043) for the nine months ended June 30, 2014 and 2013, respectively. The increase in cash provided by operations was primarily attributable to the increase of revenue generated by our Cypher Loc segment.

Investing Activities

Cash flows from investing activities. Our cash used in investing operating activities were $0 and $10,147 for the nine months ended June 30, 2014 and 2013, respectively. The decrease in cash used in investing activities was primarily attributable to the purchase of intangible assets for $11,000 and the sale of assets of $1,353 in June 30, 2013 with no such activities in the nine months ended June 30, 2014.

Financing Activities

Cash flows from financing activities. Cash provided by financing activities was $67,816 and $98,646 for the nine months ended June 30, 2014 and 2013, respectively. We received cash from the sale of our common stock of $15,000 and $141,000 for the nine months ended June 30, 2014 and 2013, respectively. During the nine months ended June 30, 2014, we received $103,529 from our lines of credit, repaid our lines of credit of $50,713. We also received $8,299 in advances from our officer, and repaid $8,299 to our officer. During the nine months ended June 30, 2013, we received $5,664 from our Chase line of credit, repaid the Chase line of credit of $22,427, and repaid our advances from our officer of $25,591.

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

Table of Contents	27

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

a.	There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b.	Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Table of Contents	28

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to not have a material adverse effect.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2013 during our nine months ended June 30, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Period from July 1, 2014 to August 3, 2014

None

Table of Contents	29

Nine months ended June 30, 2014

Stock Issued for Cash

During the nine months ended June 30, 2014, the Company issued 35,000 shares of common stock for $15,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 21, 2013	25,000	$5,000
January 12, 2014	10,000	10,000
Total	35,000	$15,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the nine months ended June 30, 2014, the Company issued 220,000 shares of common stock valued at $5,700 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the three months ended June 30, 2014.

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

Stock Issued for Services

During the nine months ended June 30, 2014, the Company issued 65,207,506 shares of common stock as compensation. The fair values of the shares were a total of $1,432,869 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Table of Contents	30

Date	Number of Shares	Fair Value	Description of Services

March 5, 2014	31,750,000	$666,750	Compensation to officers
April 3, 2014	5,000	116	Compensation for legal services
April 21, 2014	1,392,506	21,028	Compensation for Cypher Loc consultants
April 22, 2014	7,000,000	138,600	Marketing agreement with Hemp, Inc.
May 3, 2014	5,000	115	Compensation for legal services
May 5, 2014	50,000	1,150	Compensation for marketing services
May 6, 2014	25,000,000	605,000	Compensation to a consultant
June 3, 2014	5,000	110	Compensation for legal services
Total	65,207,506	$1,432,869

Nine months ended June 30, 2013

Stock Issued for Cash

During the nine months ended June 30, 2013, the Company issued 197,500 shares of common stock for $141,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds

October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
March 27, 2013	20,000	20,000
Total	197,500	$141,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the nine months ended June 30, 2013, the Company issued 400,000 shares of common stock valued at $12,313 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized during the nine months ended June 30, 2013.

Date	Number of Shares	Fair Value

October 14, 2012	50,000	$1,300
December 6, 2012	100,000	2,800
March 12, 2013	50,000	1,750
March 21, 2013	50,000	1,750
March 21, 2013	50,000	1,750
April 17, 2013	25,000	838
April 17, 2013	50,000	1,675
June 26, 2013	25,000	450
Total	400,000	$12,313

Table of Contents	31

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

Stock Issued for Assets Acquisition

During the nine months ended June 30, 2013, the Company issued 400,000 shares of common stock for the acquisition of CipherSmith software. Those shares were valued at $13,000 based on the market price on the dates of grant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine months ended June 30, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	32

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.

Table of Contents	33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 14, 2014	Cloud Medical Doctor Software Corporation By: /s/ Pamela Thompson
Pamela Thompson
Principal Financial Officer

Table of Contents	34