Form 10-K/A
period 2011-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-12-01
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K amends the Annual Reports on Form 10-K for the year ended September 30, 2011, filed on October 13, 2013 and Form 10-K for the year ended September 30, 2012 filed on January 14, 2014 and for the year ended September 30, 2013 filed on February 15, 2014 (the “Original Reports”) filed by National Scientific Corporation (the “Company”) in response to an internal review by the company. The Company is amending disclosure in Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) 16(a) of the Exchange Act. The Company is amending this section to provide more detailed disclosure and extended disclosures to provide the shareholder more detailed information related to the management.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) 16(a) of the Exchange Act.

Pamela Thompson

National Scientific Corporation, 2010-Present; Chief Financial Officer and Director

On February 25, 2008, the Securities and Exchange Commission issued an administrative order against Ms. Thompson without Ms. Thompson admitting or denying the allegations.  Ms. Thompson was ordered to cease and desist from committing or causing any violations and any future violations of Sections 5(a), 5(c), 17(a)(2), and 17(a)(3) of the Securities Act and Section 17A of the Exchange Act and Rule 17Ac2-1 and was barred from association with any transfer agent, with the right to reapply for association after three (3) years to the appropriate self-regulatory organization, or if there is none, to the Commission. She was also ordered to pay disgorgement of $7,632 and prejudgment interest of $830.82 to the United States Treasury.

The above information can be reviewed in its entirety as ADMINISTRATIVE PROCEEDING File No. 3-12969 on the SEC website www.sec.gov.

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

Registrant Date: December 1, 2014	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: December 1, 2014	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: December 1, 2014	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: December 1, 2014	By: /s/ Pamela Thompson
Pamela Thompson
Director