Form 10-K/A
period 2013-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2014-12-01
CIK 1022505

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). [ ] Yes [x] No

Aggregate market value of the voting stock held by non-affiliates: $5,219,871 as based on the closing price of the stock on March 12, 2013 (the last business day of the Registrant’s prior second fiscal quarter). The voting stock held by non-affiliates on that date consisted of 173,995,712 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 20, 2014, there were 215,159,216 shares of common stock, par value $0.01, issued and outstanding 4,000,000 shares of preferred stock, par value $0.01.

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