Form 10-K
period 2014-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2015-01-05
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). [ ] Yes [x] No

Aggregate market value of the voting stock held by non-affiliates: $4,234,374 as based on the closing price of the stock on December 18, 2014 (the last business day of the Registrant’s prior second fiscal quarter). The voting stock held by non-affiliates on that date consisted of 173,995,712 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 18, 2014, there were 283,473,722 shares of common stock, par value $0.01, and 4,000,000 shares of preferred stock, par value $0.01, issued and outstanding.

Documents Incorporated by Reference: None

Cloud Medical Doctor Software Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014 and 2013

CERTIFICATIONS

Exhibit 31 – Management certifications 79-75

Exhibit 32 – Sarbanes-Oxley Act 81-80

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

Table of Contents	1

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

Item 1. Description of Business

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

Table of Contents	2

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

CipherLoc™ - Key Facts:

1.	CipherLoc™ was created as an advance Polymorphic Key Progression Algorithm (“PKPA”) cipher engine that achieves essentially the same security as a One Time Pad (“OTP”), the most secure cipher known, without all of the disadvantages.
2.	CipherLoc™ will eliminate dependence on a single type of cipher.
3.	The estimated number of keys is greater than 2.5x101500 per second. Even then the person breaking the cipher must know EVERY bit that crosses the network during the transmission period. At 100 Mbps transmission rates, this means recording a GB of information to analyze every 10 seconds.
4.	CipherLoc™ works on all operating systems and for all computing environments. More than just an obscuring algorithm, CipherLoc™ extends security without expending additional resources. It is the pinnacle of cipher technology.
5.	CipherLoc™ works using the information content of the message.
6.	CipherLoc™ prevents a cryptographer from getting enough information to recover data.
7.	CipherLoc™ keys are randomized from network traffic.
8.	CipherLoc™ prevents replay attacks because improperly encrypted messages are rejected.
9.	CipherLoc™ can use any (and all) ciphers that are peer reviewed and judged to be strong.
10.	CipherLoc™ changes block size randomly.
11.	Keys change at over 3,000 changes per second (“cps”).
Table of Contents	3

12.	CipherLoc™ gets stronger with hardware and software advances.
13.	CipherLoc™ can be keyed to local or global entropy for additional security.
14.	CipherLoc™ has no need for key distribution (like an OTP) since keys are electronically determined.
15.	CipherLoc™ messages are always different. Repeating messages does not result in the same encrypted text and the same letters in different slots encrypt differently.

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

20. CipherLoc™ automated key generation from a randomized source means that even if the first key is compromised the next key is not formed until the network provides the data. This prevents the so-called “rubber-hose” attack.

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

Table of Contents	4

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

Products and Services

Cloud-MD™ Software Products

Our applications and platforms provide real value to the individual clinician making their job easier, while at the same time benefiting other players in the health care system continuum. Cloud-MD™ has differentiated itself by using the Software as a Service (“SaaS”) Cloud Computing based business model in order to:

-	Lower software and hardware startup cost for providers
·	Lower per patient visit cost
·	Lower IT maintenance and support cost for providers
·	Lower days in account receivable
·	Increase practice revenue per patient
·	Lower costs for Cloud-MD™ while preserving high-value, high-margin aspects of the acquisition models for CloudMD™
·	Provide a solution that makes it extremely unlikely that customers will leave for other software systems or billing services
·	Offer data mining of the extremely valuable data that is captured by Cloud-MD™ software
·	Offer a software solution suitable for both independent medical providers or medical billing companies desiring a Meaningful Use certified product with a feature set designed for billing companies
·	Build a business model designed for fast growth and high profitability
Table of Contents	5

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

Physicians use a multitude of products and services in their daily operations. Cloud-MD™ Office offers products and services to physicians that meet HIPAA, 5010, ICD-10 and Meaningful Use criteria and include, but are not limited to, the following:

1.	Cloud-MD™ Electronic Medical Records (“EMR”) Cloud-MD™’s EMR software can also help streamline coding and billing, appointment scheduling, prescription writing – and ultimately patient safety.
2.	Cloud-MD™ Business Intelligence (“BI”) dashboard tool for physician practices is being developed internally for both clinical and financial applications. Business Intelligence is used to analyze the financial health of the practice and proactively address trends. Cloud-MD™’s BI has been in development for the past two years and is currently in Beta testing. The product utilizes dashboards to provide a visual display of the practice’s business health, with over 20 Key Performance Indicators (“KPI”). By streamlining these functions, the physician can better focus on having a more profitable practice. Test markets have widely applauded the product.
3.	Practice Management (“PM”) Software, out of all of the different kinds of medical software available, PM is the system that is most useful to every physician on a daily basis. The main reason: it is the only system that generates income from the medical services provided to patients. In addition, while some programs are designed to facilitate surgical procedures or help doctors make more accurate diagnoses, practice management programs deal with organizing the ins and outs of the daily occurrences in a medical office.
Table of Contents	6

4.	Revenue Cycle Management (“RCM”) Software consists of a suite of capabilities that will help a physician’s practice identify and prevent revenue cycle losses. RCM facilitates the efficient performance of the complex financial and administrative transaction processes that healthcare groups face every day. The Cloud-MD™ solution is EHNAC, HDX, ANSI HL 7, EDI and ASP/Cloud Computing model compliant and delivered through a HIPAA secure, high-performance, high-volume web portal. Components of the Revenue Cycle Management solution include:
a.	Cloud-MD™ Claims Manager provides the most advanced and efficient Claim Lifecycle Management Solutions for all of a practice’s insurance claims during every step of the processing cycle, ensuring you receive every dollar to which you are entitled. The Claims Manager significantly improves the way physicians communicate with payers, optimize revenue capture, shorten payment cycle time, improve operational efficiencies, collect additional revenue and better manage their revenue stream and resources.
b.	Cloud-MD™ Real-Time Insurance Eligibility Verification improves practice profitability by solving the problems with eligibility verification, the cause of three out of four insurance denials. With real-time access to approximately all electronically accessible plans, the Cloud-MD™ Eligibility Verification and Benefit Inquiry permits a provider to determine if a patient is currently eligible for coverage from a payer.
c.	Cloud-MD™ Patient Credit is a totally new concept in patient collections for the HealthCare Provider - it shifts the burden of lost revenue from the provider to the patient. It utilizes a proven system for managing the collection process from the moment of creation of the debt through the final payment, all without costing the provider any money or resources. It fully automates the payment process and benefits include: Increased Collections; Reduced A/R; Reduced Patient Bad Debt; Reduced Patient Billing Expenses; No Collection Calls; Expedites Cash Flow.
d.	Cloud-MD™ e-Payment Solution offers multiple ways to process Credit, Debit and Check transactions. It offers the lowest rates for merchant processing through either a credit card point of sale terminal or through our Virtual e-terminal. It will accept all of the major Credit and Debit cards so that you can provide more payment options to your patients.
e.	Cloud-MD™ Billing Services stands out from the crowd of medical billing companies. Cloud-MD™ Billing Services offers a complete medical billing solution, offers best-of-breed technology, an air tight medical billing process, actionable reporting and broad experience and can work its clients' medical billing systems. Cloud-MD™ Billing Services is a major component of Revenue Cycle Management and will assist physicians in maximizing their revenues as they see patients. Physicians typically pay more than they should for billing – either internal or outside services. Because Cloud-MD™ can combine the Company systems and processes within the billing company; we can quickly reduce expenses of the operation and increase profitability of the physician’s practice.
5.	Patient Health Information Exchange (“PHI”) offers a new concept in referrals management, physician-to-physician communications and physician-to-patient communications. With complete HIPAA compliant security and use of already familiar electronic tools such as an Electronic Medical Records (“EMR”)/Electronic Health Records (“EHR”), email or a FAX machine, Patient Health Information can be easily and securely transmitted and retrieved by only the intended parties.
6.	Information Security (“IS”) offers CipherLoc™, the most comprehensive security coverage available and easily complies with HIPAA guidelines. CipherLoc™ is a patent pending, state-of-the-art Polymorphic Cipher Engine that was created as an advance Polymorphic Key Progression Algorithm (“PKPA”) cipher engine. CipherLoc™ is an industry changing, ground breaking and innovative solution for making all digital communications virtually impenetrable, thus, giving any corporation or individual the capability to achieve virtually the same security offered by a One Time Pad (OTP), the most secure cipher solution known, without all of the disadvantages. The CipherLoc™
7.	Healthcare Inventory Management (“IM”) is a sophisticated, yet easy-to-use, solution for inventory management and product acquisition as well as a resource for accessing detailed, actionable information about specific product usage in order to help streamline current processes and procedures to manage the costs and complexities of the internal inventory cycle of a healthcare business.
8.	Practice Optimization Consulting is an audit based service performed on the individual practice in order to make recommendations on ways to improve efficiencies and increase revenues. Our team of experts will analyze how your practice functions and looks at your specific systems and needs. Based on our findings, we will help you develop a program that will improve the efficiency of your practice, leading to higher profits.
Table of Contents	7

9.	Cloud MD Cross Border Verticals provides ancillary income to its members and will provide physician members the opportunity to increase their personal revenue by receiving dividends from the Company for buying goods and services they are required to have. As mentioned earlier, physicians indirectly control 50 – 60% of all healthcare spending. Cloud MD Cross Border Verticals gives the physician the opportunity to benefit financially from this type of spending.
10.	Company Owned Services offers opportunities for physicians to potentially share in the revenue generated by the various divisions of the company.
11.	Recurring Income Opportunities from various third party vendors like insurance purchases or group supply purchases will be negotiated and made available to share among the Cloud MD members.

Cloud-MD™ software products are fully integrated, designed as cloud based computing solutions deployed using the following architectural and physical models:

Multiple User Platforms and 24/7 Availability

Cloud MD
• ICD10 Ready
• 5010 Compliant
• Secure - HIPAA & 5010
• 100% Cloud Based
Laptop
Web Servers
Firewall
Internet
Database Servers
Desktop
Tablet
Cellular Communications
Internet
PDA
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

The Market and Industry

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

Table of Contents	8

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

REGULATIONS

HIPAA - General Information

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”, Title II) require the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions and national identifiers for providers, health plans, and employers. To date, the implementation of HIPAA standards has increased the use of electronic data interchange. Provisions under the Affordable Care Act of 2010 will further these increases and include requirements to adopt:

·	operating rules for each of the HIPAA covered transactions
·	a unique, standard Health Plan Identifier (“HPID”)
·	a standard and operating rules for electronic funds transfer (“EFT”) and electronic remittance advice (“RA”) and claims attachments.

In addition, health plans will be required to certify their compliance. The Act provides for substantial penalties for failures to certify or comply with the new standards and operating rules.

For more information regarding HIPAA including additional provisions under the Patient Protections and Affordable Care Act (Affordable Care Act or “ACA”) of 2010, go to the "Related Links Outside CMS".

Table of Contents	9

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

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. As indicated previously, forward-looking statements are often identified by words, “will”, “may”, “should”, “continue”, “anticipate”, “believe”, “expect”, “plan”, “forecast”, “project”, “estimate”, “intend” and words of similar nature. Forward-looking statements generally include statements containing:

•	projections about accounting and finances;
•	plans and objectives for the future;
•	projections or estimates about assumptions relating to our performance; or
•	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

Table of Contents	10

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

The independent auditor’s report on our financial statements for the year ended September 30, 2014 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2014 of $28,255,726 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Table of Contents	11

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

Our directors and officers control 21.21% of the issued and outstanding common shares of the Company. They also control 100% of the supermajority convertible preferred Series A shares which allows the officers and directors to vote 150 common shares for each preferred share they hold, which is 600,000,000 common shares. The Series C Preferred shareholders may also have the right to convert those shares to common shares once they have sent notice to the Board of Directors. There are no Series C Preferred shares authorized.

Also, the officers and directors have changes in control provisions that allows for the full payment of salary and stock in case the company is taken over by a third party. In addition to the ability of these directors and officers of the Company to vote shares represent a significant majority of the total voting power of the Company’s common shares.  (See the officers’ employment agreements).

Under Texas law, common shares of the Company owned by the officers and directors may be voted in a manner in which those votes are determined by the two directors, Michael De La Garza and Pamela J. Thompson. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and block a number of matters relating to any potential change of control of the Company.  See Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Table of Contents	12

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

Security vulnerabilities in our products and services could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and gain access to our networks and data centers. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products and services;
•	enhancing security and reliability features in our products and services;
•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks;
•	improving the deployment of software updates to address security vulnerabilities;
Table of Contents	13

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and
•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

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

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel;
Table of Contents	14

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	it is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resale in the open market will decrease the market price of our common stock. The consequence of any such issuances or resale of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options, or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock, may decrease the market price of our common stock.

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

Table of Contents	15

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

Table of Contents	16

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

On September 22, 2013 Case No. 13-1372 was remanded to Chancery Court of Ranking County, Mississippi Case No. 3:13CV507-HTW-LRA.

On June 23, 2014, Orhan Ilercil, MD, Mississippi Brain and Spine PLLC filed a Complaint in County Court of Rankin County Mississippi. This matter is a collection matter where as Dr. Ilercil owes the Company over $30,000 in unpaid billing fees. The Plaintiff claims there is a defect in the billing software.

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

ITEM 4. REMOVED AND RESERVED

Table of Contents	17

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cloud’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “NSCT.”

At September 30, 2014, there were 283,473,722 shares of common stock of Cloud outstanding and there were in excess of 916 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cloud’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2014
First Quarter (October – December 2013)	$0.025	$0.0155
Second Quarter (January – March 2014)	$0.0329	$0.0232
Third Quarter (April - June 2014)	$0.08	$0.02609
Fourth Quarter (July – September 2014)	$0.025	$0.0221
Fiscal Year 2013
First Quarter (October – December 2012)	$0.04	$0.02
Second Quarter (January – March 2013)	$0.04	$0.03
Third Quarter (April - June 2013)	$0.04	$0.02
Fourth Quarter (July – September 2013)	$0.04	$0.02

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended September 30, 2014. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cloud’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer located in Las Vegas, Nevada.

Recent sales of Unregistered Securities

For Period November 1, 2014 through December 29, 2014

None

Fiscal Year Ended September 30, 2014

Stock Issued for Cash

During the year ended September 30, 2014, the Company issued 187,000 shares of common stock for $37,000 in net cash proceeds as follows:

Table of Contents	18

Date	Number of Shares	Proceeds
October 21, 2013	25,000	$5,000
January 12, 2014	10,000	10,000
September 3, 2014	152,000	22,000
Total	187,000	$37,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2014, the Company issued 220,000 shares of common stock valued at $5,700 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements.

Date	Number of Shares	Fair Value
December 4, 2013	120,000	$3,600
February 21, 2014	100,000	2,100
Total	220,000	$5,700

Stock Issued for Assets Acquisition

In October 2013, the Company, through a purchase agreement with Antree Systems, Limited, has purchased a complete source code, intellectual property rights, all computer software, patents, or formulas, algorithm licensed or sold under a project known as Compass Rose and appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators (“URLs”) from Antree Systems Limited. The Company issued 200,000 shares of its common stock as consideration for the purchase. The fair value of the consideration and the assets acquired is based on the fair value of the common stock issued in exchange for the software. The total fair value, based on the market price on the date of grant, was $6,000. The Company evaluated this acquisition and determined that it did not meet the definition of a significant business acquisition.

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree Systems Limited and 20,000 shares of common stock to Kimberly Ilicerl. The Company intends to cancel the original shares issued because the shares were lost during delivery to the shareholders.

Stock Issued for Services

During the year ended September 30, 2014, the Company issued 68,242,506 shares of common stock as compensation. The fair values of the shares were a total of $1,625,118 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
March 5, 2014	31,750,000	$666,750	Compensation to officers
April 3, 2014	5,000	116	Compensation for legal services
April 21, 2014	1,392,506	34,227	Compensation for CipherLoc consultants
April 22, 2014	7,000,000	138,600	Marketing agreement with Hemp, Inc.
May 3, 2014	5,000	115	Compensation for legal services
May 5, 2014	50,000	1,150	Compensation for marketing services
May 6, 2014	25,000,000	605,000	Compensation to a sales consultant
June 3, 2014	5,000	111	Compensation for legal services
July 7, 2014	35,000	1,750	Compensation for CipherLoc consultants
September 3, 2014	3,000,000	177,300	Compensation for marketing services
Total	68,242,506	$1,625,119

Table of Contents	19

In June 2014, the Company entered into a consulting agreement with Gawk, Inc. This agreement required the issuance of 3,000,000 common shares and Gawk had agreed to assist the Company in seeking additional purchasers of CipherLoc Encryption Technology within the entertainment industry.

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

On April 17, 2013, the Company issued 300,000 shares of common stock valued at $6,000, based on the market price on the date of grant, to Krooss Family Trust LLP for the acquisition of Doctors Network of America (“DNA”) in Flowood, Mississippi and all of the assets of that company. On April 17, 2013, the Company issued 78,500 to Krooss Family Trust LLP for compensation in accordance with the DNA acquisition agreement and the shares of common stock valued at $2,630, based on the market price on the date of grant, for the software investment in the Company in accordance with the Software Licensing and Subscription Agreements.

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

Table of Contents	20

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

On August 26, 2013, the Company issued 100,000 shares of common stock valued at $1,800 based on the market price on the date of grant, to two software sales personnel located in California for consulting services.

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

Common Stock

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. There were 283,473,722 shares issued and outstanding as of September 30, 2014. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value and 4,000,000 are issued and outstanding as of September 30, 2014. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that have been granted to our CEO & CFO on November 30, 2010 and issued on April 11, 2012 which was valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired.

ITEM 6. SELECTED FINANCIAL DATA

This Item is not required for smaller reporting companies and the company has elected to omit this information.

Table of Contents	21

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

Business

The Company was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cloud Medical Doctor Software Corporation. During 1996, the Company acquired the operations of Eden Systems, Inc. (Eden) as a wholly owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. From September 30, 1997 through the year ended September 30, 2001, we aimed our efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Beginning in 2002, we focused our efforts on the development, acquisition, enhancement and marketing of location device technologies. Our revenue was derived from sales of electronic devices.

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

Our model is effective because we offer:

·	Software For Life – Buy One Time
·	Evergreen Product - Support, Maintenance and Upgrades Included With User License
·	Physician Ownership Opportunity – Stock Award With Purchase Of License
·	Cloud-MD™ is Publicly Traded NSCT.PK
·	Patented Auto Post Feature - To Eliminate Need For Manual Posting of Electronic Remittance Advice (835) By Staff
Table of Contents	22

·	Multiple Opportunities to Recover Investment (Meaningful Use Dollars, Stock Award Option, IRS Section 179, Lower Employee and Maintenance Cost)
·	State-Of-The-Art Claims Editing and Real-Time Eligibility - Increase Collections and Reduce Days in A/R
·	Cloud Based Technology- IPAD, IPHONE, ANDROID, GOOGLE, WINDOWS for Anytime and Anywhere Availability and Eliminates Catastrophic Loss of Data

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

In August of 2014 the Company purchased Evolution Software Technology that has a updated front end software package that complements our back office software. The Company has tested this software and programmed a bridge with the new software to implement this new cloud technology.

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

Table of Contents	23

Presently the entertainment industry has one of the highest pirated assets and is in need for advance encryption technology to protect those assets. Accordingly, the Company has entered into consulting agreements to facilitate introductions with entertainment industry participants.

On June 28, 2014, the Company entered into a consulting agreement with Gawk. This agreement was to help facilitate introductions by Gawk to the Company from their list of contacts in the entertainment industry. Through our relationship with Gawk, Inc. and its CEO we believe they will be instrumental in future introductions for the sale of our CipherLoc Encryption Technology.

On June 27, 2014, the Company entered into an investor relations and consulting agreement with BCMG Entertainment, Inc. (“BCMG”). The agreement provides for BCMG to introduce the Company to participants in the entertainment industry. BCMG also has experience in market awareness which the Company can benefit from through this alliance.

On July 22, 2014 the Company entered into a consulting service agreement with Vindonnus Group/Alerce Global LLC. This agreement will provide marketing and sales strategies for the sale of CipherLoc our encryption technology. As compensation for the consulting services and sales, the consultant will receive 1,000,000 warrants exercised price of $1.00 with a three-year life for each $10,000,000 in annualized sales directly attributed to the Consultants efforts and subject to the terms and condition of the Agreement. This Agreement will help increase our sales and marketing of our CipherLoc Encryption Technology. On December 22, 2014 this contract was terminated due to a lack of ability to provide services as outlined in the agreement.

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

Subscription revenue is generated from bandwidth and information storage. In the first year and each year thereafter the software is purchased and installed, the purchaser will pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

Table of Contents	24

Transaction revenue is generated from the following services and recognized when a transaction occurs:

·	Electronic Remittance Advice $0.35 Electronic remittance transaction fee;
·	Paper Claims $1.00 Paper claim fee;
·	Carrier Direct $0.16 Carrier direct fee;
·	Fast Forward $0.35 Fast forward transaction fee; and,
·	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

The Company has not incurred any transaction revenue in the years ended September 30, 2014 or 2013.

Cost of License and Subscriptions Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. The Company has not incurred any costs of license revenue in the years ended September 30, 2014 or 2013.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. The Company has not incurred any costs of subscription revenue in the years ended September 30, 2014 or 2013.

The amortization of acquired technology for products acquired through business combinations are considered as cost of revenues. The acquired technology is amortized using the straight-line method over five years. The Company recognized $244,620 and $243,470 of amortization expense during the years ended September 30, 2014 and 2013, respectively.

CipherLoc Licensing Agreement

License revenue consists also of revenue earned under the CipherLoc License Agreement. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.”

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

Table of Contents	25

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

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. There were no option or warrants issued by the Company during the years ended September 30, 2014 and 2013.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The conversion can only take place with the approval of the Board of Directors. At September 30, 2014, the preferred shares could be converted into 600,000,000 of common shares resulting in dilution of common shareholders. The preferred shares are anti-dilutive due to the losses the Company had incurred for the periods ended September 30, 2014 and 2013.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2014, Compared to Fiscal Year Ended September 30, 2013

Revenue increased to $1,339,155 from $516,868 for the years ended September 30, 2014 and 2013, respectively. Our revenue increased by $1,125,000 as a result of sales of our CipherLoc product in June 2014. Sales of our medical billing software in 2014 consisted of 1 software unit compared to 10 software units in 2013.

Cost of revenue increased to $240,270 from $243,470 for the years ended September 30, 2014 and 2013, respectively. Our cost of services increased due to cost of computer equipment purchased by the Company for sales of $3,200.

General and administrative expenses increased to $2,810,757 from $714,266 for the years ended September 30, 2014 and 2013, respectively. The increases in general and administrative expenses are primarily related to the salaries of management and costs of accounting.

Research and development costs decreased to $37,729 from $208,895 for the years ended September 30, 2014 and 2013, respectively. Our research and development decrease is related to our purchase of the now front office interface from Evolution Software Technologies and the reduction of our computer programmers to maintain our software until another required compliance update from Affordable Care Act.

Impairment of assets decreased to $0 from $6,000 for the years ended September 30, 2014 and 2013, respectively. We impaired the purchase of the DNA operations in Mississippi that was discontinued in 2013 due to the pending litigation with Krooss.

Interest expenses increased to $2,430 from $392 for the years ended September 30, 2014 and 2013, respectively. Our interest expense increased as a result of our use of credit cards for travel and our two lines of credit with Chase and Mutual of Omaha.

Table of Contents	26

The Company discontinued its operations related to DNA in Mississippi during the year ended September 30, 2013. As a result, the Company recorded income from discontinued operations from DNA of $38,570 and $23,628 for years ended September 30, 2014, and 2013, respectively. See “Note 6 - Discontinued Operations” to the accompanying Consolidated Financial Statements.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At September 30, 2014, the Company had cash of $545,650.

We have an accumulated deficit at September 30, 2014 of $28,255,726 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity-based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has a revolving line of credit with Chase Bank with a balance as of September 30, 2014 in the amount of $0 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit at a 5.00% interest rate which renews annually. The outstanding balance as of September 30, 2014 is $53,612 and our borrowing limit is $65,000.

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

Uses of Cash

Our revolving lines of credit renew annually and we make significant principal payments to those lines to assure that they remain an open line of credit.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended September 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$481,247	$(136,711)
Investing activities	(25,000)	(11,500)
Financing activities	80,816	105,442

Table of Contents	27

Operating Activities

Our cash provided by (used in) operating activities was $481,247 and ($136,711) for the years ended September 30, 2014 and 2013, respectively. The increase in cash provided by operations was primarily attributable to the increase of revenue generated by our CipherLoc segment.

Investing Activities

Our cash used in investing operating activities was $25,000 and $11,500 for the years ended September 30, 2014 and 2013, respectively. The increase in cash used in investing activities was primarily attributable to the Company purchasing intangible assets to enhance its medical billing segment during the year ended September 30, 2014.

Financing Activities

Cash provided by financing activities was $80,816 and $105,442 for the years ended September 30, 2014 and 2013, respectively. We received cash from the sale of our common stock of $37,000 and $143,000 for the years ended September 30, 2014 and 2013, respectively. During the year ended September 30, 2014, we received $103,529 from our lines of credit, and repaid our lines of credit of $59,713. We also received $8,299 in advances from our officer, and repaid $8,299 to our officer. During the year ended September 30, 2013, we received $11,144 from our Chase line of credit, repaid the Chase line of credit of $23,111, and repaid our advances from our officer of $31,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	28

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

Table of Contents	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cloud Medical Doctor Software Corporation
(Formerly National Scientific Corporation)
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Cloud Medical Doctor Software Corporation as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Cloud Medical Doctor Software Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cloud Medical Doctor Software Corporation as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cloud Medical Doctor Software Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, Cloud Medical Doctor Software Corporation has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
December 29, 2014

Table of Contents	30

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$545,650	$8,587
Accounts receivable	1,006	8,338
Assets attributable to discontinued operations	6,887	—
Total current assets	553,543	16,925

Proprietary technology, net	604,301	817,921
TOTAL ASSETS	$1,157,844	$834,846

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$649,452	$361,994
Liabilities attributable to discontinued operations	18	35,356
Lines of credit	53,612	9,796
Stock payable	7,000	—
Total current liabilities	710,082	407,146
TOTAL LIABILITIES	710,082	407,146

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding as of September 30, 2014 and 2013	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 283,473,722 and 214,624,216 issued and outstanding as of September 30, 2014 and 2013, respectively	2,834,737	2,146,242
Additional paid-in capital	25,828,751	24,783,723
Accumulated deficit	(28,255,726)	(26,542,265)
Total stockholders' equity	447,762	427,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,157,844	$834,846

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	31

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	September 30,
	2014	2013

REVENUE	$1,339,155	$516,868
COST OF REVENUES	240,270	243,470

GROSS PROFIT	1,098,885	273,398

OPERATING EXPENSES:
General and administrative	2,810,757	714,266
Research and development	37,729	208,895
Impairment of assets	—	6,000
Total operating expenses	2,848,486	929,161
OPERATING LOSS	(1,749,601)	(655,763)

OTHER (INCOME) AND EXPENSES
Interest expense	2,430	392
Gain on the disposal of assets	—	(1,353)
Total other (income) expenses	2,430	(961)

LOSS FROM CONTINUING OPERATIONS	(1,752,031)	(654,802)

INCOME FROM DISCONTINUED OPERATIONS	38,570	23,628

NET LOSS	$(1,713,461)	$(631,174)

NET LOSS PER COMMON SHARE - Basic and diluted:

Continuing operations	$(0.01)	$(0.00)

Discontinued operations	$0.00	$0.00

Total	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	247,477,420	212,798,744

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	32

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

SEPTEMBER 30, 2012	4,000,000	$40,000	211,991,212	$2,119,912	$24,552,924	$(25,911,091)	$801,745

Common stock issued for asset acquisition			300,000	3,000	3,000		6,000

Common stock issued for intangible asset acquisition			500,004	5,000	10,800		15,800

Common stock issued for the purchase of billing software			450,000	4,500	9,063		13,563

Common stock issued for consulting services			1,165,500	11,655	24,974		36,629

Common stock issued for cash			217,500	2,175	140,825		143,000

Write-off of related party debt					42,137		42,137

Net loss						(631,174)	(631,174)

SEPTEMBER 30, 2013	4,000,000	$40,000	214,624,216	$2,146,242	$24,783,723	$(26,542,265)	$427,700

Common stock issued for asset acquisition			200,000	2,000	4,000		6,000

Common stock issued to officers for services			31,750,000	317,500	349,250		666,750

Common stock issued for the purchase of billing software			220,000	2,200	3,500		5,700

Common stock issued for consulting services			36,492,506	364,925	593,444		958,369

Common stock issued for cash			187,000	1,870	35,130		37,000

Write-off of related party debt					59,704		59,704

Net loss						(1,713,461)	(1,713,461)

SEPTEMBER 30, 2014	4,000,000	$40,000	283,473,722	$2,834,737	$25,828,751	$(28,255,726)	$447,762

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	33

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2014	2013

Net loss	$(1,713,461)	$(631,174)
Income from discontinued operations	(38,570)	(23,628)
Loss from continuing operations	(1,752,031)	(654,802)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	244,620	243,470
Impairment of assets	—	6,000
Stock issued for compensation	1,625,119	36,629
Stock issued with licensing agreements	5,700	13,563
Changes in operating assets and liabilities:
Accounts receivable	7,332	(3,450)
Accounts payable and accrued liabilities	343,507	221,879
Stock payable	7,000	—
Net cash provided by (used in) operating activities	481,247	(136,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(25,000)	(11,500)
Net cash used in operating activities	(25,000)	(11,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	8,299	5,409
Repayment of advances from officer	(8,299)	(31,000)
Proceeds from line of credit	103,529	11,144
Repayment of line of credit	(59,713)	(23,111)
Common stock issued for cash	37,000	143,000
Net cash provided by financing activities	80,816	105,442

INCREASE (DECREASE) IN CASH	537,063	(42,769)
CASH, BEGINNING OF YEAR	8,587	51,356
CASH, END OF YEAR	$545,650	$8,587

CASH PAID FOR:
Interest	$2,726	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrual of software acquisition costs	$—	$11,500
Write-off of debt - related parties	$59,704	$42,137
Common stock issued for investment in Doctors Network of America	$—	$6,000
Common stock issued for purchase of software	$6,000	$15,800

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	34

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2012

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

During the year ended September 30, 2012, Cloud-MD launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries and support to assist patients with their billing and insurance questions.

On November 21, 2012, the Company purchased from CipherSmith, LLC a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. Since 2012, the Company has tested the software application and created a commercial product for distribution of its encryption technology. The Company is presently developing more applications for consumer usage in the future.

On September 1, 2014, the Company purchased Evolve Software for $25,000, which is a front office interface that complements our back office medical billing software. The Company has bridged the software to provide a more user friendly medical billing package for our customers.

NOTE 2 - BASIS OF PRESENTATION

Segment reporting change

With the placement into service of the Company’s encryption technology, the Company began a segment reporting structure to match the new operating structure and how the Company’s management views the business and allocates resources, beginning in the year ended September 30, 2014. Reclassifications of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported consolidated financial statements of the Company. See Note 12 for additional information on our segment reporting change.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at September 30, 2014 of $28,255,726 and needs additional cash to maintain its operations.

Table of Contents	35

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2014 and 2013, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At September 30, 2014, approximately $294,927 of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

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

Table of Contents	36

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at September 30, 2014 and 2013 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At September 30, 2014
Software development, net of amortization	$—	$—	$604,301	$604,301
Total Proprietary Technology	$—	$—	$604,301	$604,301

At September 30, 2013
Software development, net of amortization	$—	$—	$817,921	$817,921
Total Proprietary Technology	$—	$—	$817,921	$817,921

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of September 30, 2014 and 2013, the Company had no valuation allowance for the Company’s accounts receivable.

During the year ended September 30, 2013, the Company wrote-off accounts receivable of approximately $200,000. These accounts receivable were from billing services performed in DNA (“Doctors Network of America”), subsequent to our acquisition of the company from Krooss Medical Management Systems, LLC (“Krooss”) which was completed during the year ended September 30, 2013. These amounts were deemed uncollectible due to our pending litigation with Krooss, and were recorded in loss from discontinued operations.

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

Table of Contents	37

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions for the years ended September 30, 2014 or 2013.

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

Subscription revenue is generated from bandwidth and information storage. In the first year and each year thereafter the software is purchased and installed, the purchaser will pay an annual fee of $1,200, $1,500, $1,800, and $2,400, respectively. Subscription revenue is recognized ratably over the term of the agreement.

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

The Company had not received any transaction revenues in the years ended September 30, 2014 or 2013.

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

Table of Contents	38

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

Cost of License and Subscriptions Revenue

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the years ended September 30, 2014 and 2013.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the years ended September 30, 2014 and 2013.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired software technologies are amortized over their useful lives of five years.

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

The Company has deferred revenue of $0 as of September 30, 2014 and 2013.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans established annually. The commission payments are typically accrued on the date of sale and paid in the month following execution of the customer contracts. The Company paid commissions of $37,000 and $62,060 for the years ended September 30, 2014 and 2013, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the years ended September 30, 2014 and 2013 were $37,729 and $208,895, respectively.

Table of Contents	39

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. There were no options or warrants issued by the Company during the years ended September 30, 2014 and 2013.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2014 and 2013, the Company had 4,000,000 shares of preferred stock outstanding which are convertible into 600,000,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentrations of Risk

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

The revenues for the year ended September 30, 2014 were generated from one transaction in June of 2014 of $1,125,000 which represents 84% of our total revenues.

Subsequent Events

The Company has evaluated all transactions occurring from the end of its fiscal year, September 30, 2014, through the date of issuance of the financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – SOFTWARE

The following is a detail of software at September 30, 2014 and 2013:

	2014	2013
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Encryption Software Code	15,800	15,800
Evolve Software Code	25,000	—
Compose Rose Code	6,000	—
Acquisition of Doctor’s Network of America	10,000	10,000
Total intangible assets	1,282,406	1,251,406
Accumulated amortization of intangible assets (charged to cost of sales)	(668,105)	(423,485)
Accumulated impairment of assets	(10,000)	(10,000)
Total proprietary technology, net	$604,301	$817,921

Table of Contents	40

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $244,620 and $243,470 for the years ended September 30, 2014 and 2013, respectively. The Company recognized a $10,000 impairment of software acquired from Doctors Network of America (“DNA”) operating in Flowood, Mississippi during the years ended September 30, 2014 and 2013. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the assets to be impaired.

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

Encryption Software Code

On November 21, 2012, the Company purchased from CipherSmith, LLC a complete source code, intellectual property rights, all computer software and algorithms licensed and sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names and world wide web URS. The Company issued 500,004 shares of its common stock as payment for the acquisition. The fair value of the consideration and the assets acquired is based on the aggregate fair value of the common stock issued in exchange for the software. The total fair value of the shares of common stock issued on the date of grant was $15,800.

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

Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts in the amount of approximately $200,000. The amounts billed for transaction fees were written off in the year ended September 30, 2013 as uncollectible. The Company and the sellers are currently in litigation over the disputed transaction fees of $200,000.

NOTE 6 - DISCONTINUED OPERATIONS

GPS Operational Device Business

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

Table of Contents	41

DNA

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

Details of the classifications for net assets, liabilities and operations are shown below.

	September 30, 2014	September 30, 2013
Net liabilities of discontinued operations:
Accounts payable	$18	$35,356
Net liabilities of discontinued operations	$18	$35,356

	Year ended September 30,
	2014	2013
Discontinued operations:
Revenues	$207,980	$431,400
Cost of sales	—	—
Operating expenses	169,410	(245,287)
Bad debt	—	(221,469)
Gain from write-off of debt	—	58,984
Income from discontinued operations	$38,570	$23,628

NOTE 7 – LINES OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 5.00% interest rate per annum, which renews annually. As of September 30, 2014, the Company had borrowed $53,612 against the line of credit.

The Company has a revolving line of credit with Chase Bank with a balance as of September 30, 2014 in the amount of $0 and a borrowing limit of $50,000. The line of credit with Chase Bank has an interest rate of 4.25% per annum and renews annually.

Interest expense for these lines of credit was $2,430 from $392 for the years ended September 30, 2014 and 2013, respectively.

NOTE 8 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during year ended September 30, 2014 and 2013, the Company recognized a gain on the write-off of liabilities in the amount of $0 and $58,984 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $59,704 and $42,137 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

Table of Contents	42

	September 30, 2014	September 30, 2013

Debt Mitigation Program - Accounts payable and accrued expenses	$59,704	$101,121
Gain on write-off of debt	—	58,984
Additional paid-in capital (1)	$59,704	$42,137

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in capital.

NOTE 9– COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement to purchase the assets of DNA in June 2012 and, after due diligence by both parties, the transaction closed on March 16, 2013. Subsequent to the transaction closing on March 16, 2013, the sellers refused to pay for medical billing process transaction fees in accordance with their contracts of approximately $200,000. In June 2013, the Company sued the sellers in federal court for breach of contract among other causes of action of unpaid medical billing transaction fees of approximately $200,000. The Company believes it will be successful in its litigation. However, if the Company is successful, the collectability of the judgment is highly questionable.

The Company has issued shares to new investors since January 2, 2011, that have an anti-reverse common stock split clause if the Company reverse splits the common stock. The reverse split of common stock is determined by management but must be approved by Financial Industry Regulation Authority (“FINRA”). The current investors holding anti-reverse split stock will have the right to hold the same number of shares of common stock as status quo after the reverse split. The anti-reverse split common stock protection is only for stock subject to reverse split and once the Company declares a reverse split and it is completed, the anti-reverse split protection will terminate and shareholders that received anti-reverse split stock will be subject to all future stock splits. The Company has issued 90,029,843 anti-reverse split shares and these holders will hold the same number of shares after the reverse split has been completed. The company applied for a 100:1 reverse stock split on September 6, 2014. Had the Company completed the reverse stock split by September 30, 2014, the price of the Company stock would have been $2.49, and 89,129,545 additional shares would have been issued at a total of $221,932,567.

As discussed in Note 8, the Company has written off $59,704 and $101,121 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the years ended September 30, 2014 and 2013, respectively. However, the related creditors could make a claim in the future in regards to these liabilities.

In June 2014, the Company entered into an investor relations agreement and market awareness consulting agreement with BCMG Entertainment, Inc. (“BCMG”) for $450,000. The Company has paid BCMG $200,000 as of September 30, 2014. The Company will continue to pays $25,000 per month based on performance until the contract is satisfied. The Company has terminated this contract in full satisfaction of the contract on October 8, 2014.

Employment Contracts

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The Employment Agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2014 and 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or
Table of Contents	43

iii.	The issuance of shares equal to the greater of 1% of the then issued and outstanding shares of the Company annually, or 3,000,000 shares. The Company issued these shares in March 2014.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of her annual base salary each year if the Company reaches the following milestones (none of which were attained in 2014 and 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or
iii.	The issuance of shares equal to the greater of 1% of the then issued and outstanding shares of the Company annually, or 3,000,000 shares. The Company issued these shares in March 2014.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

There are additional shares due to the officers of the Company and the Board has not granted these shares nor determined the amounts due at this time.

NOTE 10– RELATED PARTY TRANSACTIONS

The Company repaid $8,299 and $25,591 of the advances from the Company’s CEO in the years ended September 30, 2014 and 2013, respectively. The advances from the CEO are due on demand and do not accrue interest. As of September 30, 2014 and 2013, there were no amounts owed to the CEO for advances.

NOTE 11 - EQUITY

As of September 31, 2014, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01 per share.

Fiscal Year Ended September 30, 2014

The Company received $7,000 for the issuance of 50,000 shares of common stock recorded as stock payable and as of September 30, 2014 the common stock has not been issued by the Company.

Table of Contents	44

Stock Issued for Cash

During the year ended September 30, 2014, the Company issued 187,000 shares of common stock for $37,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 21, 2013	25,000	$5,000
January 12, 2014	10,000	10,000
September 3, 2014	152,000	22,000
Total	187,000	$37,000

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2014, the Company issued 220,000 shares of common stock valued at $5,700 based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the Software Licensing and Subscription Agreements. The fair values of the shares issued were recorded as a reduction of software revenue recognized.

Date	Number of Shares	Fair Value
December 4, 2013	120,000	$3,600
February 21, 2014	100,000	2,100
Total	220,000	$5,700

Stock Issued for Asset Acquisition

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

Stock Issued for Services

During the year ended September 30, 2014, the Company issued 68,242,506 shares of common stock as compensation. The fair values of the shares were a total of $1,625,119 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
March 5, 2014	31,750,000	$666,750	Compensation to officers
April 3, 2014	5,000	116	Compensation for legal services
April 21, 2014	1,392,506	34,227	Compensation for CipherLoc consultants
April 22, 2014	7,000,000	138,600	Marketing agreement with Hemp, Inc.
May 3, 2014	5,000	115	Compensation for legal services
May 5, 2014	50,000	1,150	Compensation for marketing services
May 6, 2014	25,000,000	605,000	Compensation to a sales consultant
June 3, 2014	5,000	111	Compensation for legal services
July 7, 2014	35,000	1,750	Compensation for CipherLoc consultants
September 3, 2014	3,000,000	177,300	Compensation for marketing services
Total	68,242,506	$1,625,119

Table of Contents	45

In June 2014, the Company entered into a consulting agreement with Gawk, Inc. This agreement required the issuance of 3,000,000 common shares and Gawk has agreed to assist the Company in seeking additional purchasers of CipherLoc Encryption Technology within the entertainment industry.

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

Stock Issued in Connection with Software Licensing and Subscription Agreements

During the year ended September 30, 2013, the Company issued 450,000 shares of common stock valued at $13,563, based on the market price on the date of grant, to customers, in regards to the purchase of software from the Company in accordance with the software licensing and subscription agreements.

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

Stock Issued for Services

During the year ended September 30, 2013, the Company issued 1,165,500 shares of common stock as compensation. The fair values of the shares were a total of $36,629 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Table of Contents	46

Date	Number of Shares	Fair Value	Description of Services
October 14, 2012	10,000	260	Commission
December 6, 2012	100,000	2,800	Software Agreement
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
August 26, 2013	100,000	1,800	Software Sales
September 30, 2013	60,000	1,500	Programming
September 30, 2013	60,000	1,500	Programming
Total	1,165,500	$36,629

Stock Issued for Intangible Asset and Asset Acquisition

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value. The Company established and designated the rights and preferences of a Series A Preferred Stock, and reserved 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. All 4,000,000 shares of preferred stock were issued to our CEO and CFO on April 11, 2011.

NOTE 12 – SEGMENT INFORMATION

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

•	Cloud-MD – the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.
•	CipherLoc – the Company licenses encryption technology software that can be used by larger corporations to protect their data through our polymorphic technology.
•	Corporate Overhead – the Company’s activities that are used to finance the current operations and expansion of its segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. The reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were developed internally and management remains the same. To date, the Company’s operations are principally in the United States.

Table of Contents	47

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Year ended September 30,
	2014	2013
Revenues:
Cloud-MD	$214,155	$516,868
CipherLoc	1,125,000	—
Total revenues	$1,339,155	$516,868

Operating Income (Loss):
Cloud-MD	$63,905	$58,503
CipherLoc	1,094,317	—
Corporate	(2,780,013)	(714,266)
Operating loss	$(1,749,601)	$(655,763)

	September 30, 2014	September 30, 2013
Identifiable assets:
Cloud-MD	$583,870	$810,459
CipherLoc	21,437	15,800
Corporate	552,537	8,587
Total identifiable assets	$1,157,844	$834,846

NOTE 13 - INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $25.9 million available to offset future taxable income through 2014. For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

For the years ended September 30, 2014 and 2013, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carryforward and the related valuation allowance.

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

Table of Contents	48

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	49

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

Name	Age	Title
Michael De La Garza	56	Chairman, CEO, President, Chairman
Pamela J. Thompson	51	Chief Financial Officer, Secretary, Treasurer, Director

The chief executive officer and director and officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

Michael De La Garza

Cloud Medical Doctor Software Corporation – 2010 - Present. President, CEO, Chairman of the Board, Card Activation Technology Corporation. - President, CEO, Chairman of the Board of a gift card technology company- 2008-2009

MedCom USA, Corporation. -President, CEO, Chairman of the Board of a medical software company - 2008-2009

PayMed USA, LLC President and co-founder of a medical software company -2003-2012

Providers Solution, Corporation. President and co-founder of a medical software company -2000-2012

Accident and Injury Medical Centers, Corporation, President and co-founder of a medical rehab company 1993-1999

Medical Synergies Corporation. COO, President, a medical billing company. 1991-1999

The Center’s for Diagnostic Medical Services, Corporation. COO and President, a medical imaging group company 1991-1999

Pamela Thompson

Cloud Medical Doctor Software Corporation; 2010 - Present; Chief Financial Officer, Secretary, Treasurer, member of the Board of Directors,

Ms. Pamela J. Thompson, CPA, P.C. has been Chief Financial Officer, Treasurer, Secretary and Director of Cloud Medical Doctor Software Corporation since November 19, 2010. Ms. Thompson is the Founder of Pamela J. Thompson CPA PC and serves as its Principal Executive Officer.

Ms. Thompson formed Pamela J. Thompson, CPA, P.C. in 1990 and has over 20 years of experience in SEC compliance, tax and accounting for publicly traded companies. Her Sarbanes-Oxley Section compliance implementation experience is focused on assisting publicly traded companies with performing risk assessment on critical business process and documenting business process controls. She served as Chief Financial Officer, Secretary and Treasurer of several public companies. Ms. Thompson started her career in 1986 with the international accounting firm of Arthur Andersen and was subsequently with Pannell Kerr Forester, and one of the larger regional firms Eide, Bailey and Company. Ms. Thompson is featured in Arizona Republic, New Jersey Star, Arizona Women's Success Magazine, National Basketball Players Association Magazine, and Behind the Bench: National Basketball Wives Association Magazine and Wall Street Journal. Ms. Thompson is a Member of the Association of Certified Fraud Examiners and Arizona Association of Certified Fraud Examiners. Ms. Thompson holds a Bachelor of Science from Minnesota State University - Moorhead in Accountancy in 1986 and holds her license as a Certified Public Accountant in the State of Arizona in 1993.

Table of Contents	50

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

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2014, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely.

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

Table of Contents	51

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2014, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2014 and 2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael De La Garza CEO, President & Chairman	2013 2014	199,647 268,865	- 62,500	- 399,000	- -	- -	- -	- 36,000(i)	199,647 766,365

Pamela Thompson, CFO, Secretary, Treasurer & Director	2013 2014	117,500 161,250	- 37,500	- 267,750	- -	- -	- -	- 30,000(i)	117,500 496,500

(i)	All other compensation consists of renumerations for auto and health insurance costs.

2014 and 2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable

Michael De La Garza	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

Pamela Thompson	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

Table of Contents	52

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

Employment Contracts

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The Employment Agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones (none of which were attained in 2014 and 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or
iii.	The issuance of shares equal to the greater of 1% of the then issued and outstanding shares of the Company annually, or 3,000,000 shares. The Company issued these shares in March 2014.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company entered into an employment agreement with its Chief Financial Officer on January 1, 2013.  The employment agreement will expire January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $12,500 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of her annual base salary each year if the Company reaches the following milestones (none of which were attained in 2014 and 2013):
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000; or
Table of Contents	53

iii.	The issuance of shares equal to the greater of 1% of the then issued and outstanding shares of the Company annually, or 3,000,000 shares. The Company issued these shares in March 2014.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 3,000,000 shares for DNA, 3,000,000 shares for CipherSmith, LLC, and 750,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,000 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

There are additional shares due to the officers of the Company and the Company has not determined the amounts due at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of December 18, 2014 based on 283,473,722 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael De La Garza (1) c/o Cloud 1291 Galleria Drive, Suite 200 Henderson, NV 89014	Common Stock	59,000,000	20,81%
Pamela Thompson (2) c/o Cloud 1291 Galleria Drive, Suite 200 Henderson, NV 89014	Common Stock	17,750,000	6.26%

All Officers and Directors As a Group (2 persons)	Common Stock	76,750,000	27.07%
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Pamela Thompson does not have beneficial ownership to the stock issued to her; those shares are held in an irrevocable trust for the benefit of her minor children, that she does not have control or voting control of those shares.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000 shares, at $0.01 par value. There were 283,473,722 shares issued and outstanding as of September 30, 2014.

Table of Contents	54

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

Preferred Stock

The Company has authorized 4,000,000 shares of preferred stock, at $0.01 par value and 4,000,000 are issued and outstanding as of September 30, 2014. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 4,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 4,000,000 shares of preferred stock that were issued to our CEO and CFO on April 11, 2011 were valued at the trading price of the common stock of $0.0095 and recorded as an expense of $38,000.

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

Convertible Securities

The Company has no convertible securities as of September 30, 2014.

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

Table of Contents	55

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company repaid $8,299 and $25,591 of the advances from the Company’s CEO in the years ended September 30, 2014 and 2013, respectively. The advances from the CEO are due on demand and do not accrue interest. As of September 30, 2014 and 2013, there were no amounts owed to the CEO for advances, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by GBH CPAs, PC for the audit of the Company’s annual financial statements for fiscal years ended September 30, 2014 and 2013 were approximately $50,000 and $40,000, respectively.

Audit-Related Fees. The aggregate fees billed by GBH CPAs, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2014 and 2013, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by GBH CPAs, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2014 and 2013 were $0 and $0, respectively.

All Other Fees. The aggregate fees billed by GBH CPAs, PC for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2014 and 2013 were $0 and $0, respectively.

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

The Board of Directors pre-approved all fees described above.

Table of Contents	56

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Amendment to Preferred Shares (9)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.
(9)	Incorporated herein

Table of Contents	57

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: January 5, 2015	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: January 5, 2015	By: /s/ Pamela Thompson
Pamela Thompson
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 5, 2015	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: January 5, 2015	By: /s/ Pamela Thompson
Pamela Thompson
Director

Table of Contents	58