Form 10-K/A
period 2014-09-30
NATIONAL SCIENTIFIC CORP/AZ
filed 2015-01-07
CIK 1022505

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [ ]

Aggregate market value of the voting stock held by non-affiliates: $4,234,374 as based on the closing price of the stock on December 18, 2014 (the last business day of the Registrant’s prior second fiscal quarter). The voting stock held by non-affiliates on that date consisted of 173,995,712 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 18, 2014, there were 283,473,722 shares of common stock, par value $0.01, issued and outstanding 4,000,000 shares of preferred stock, par value $0.01.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K amends the Annual Report on Form 10-K for the year ended September 30, 2014, filed on January 5, 2015 (the “Original Report”) filed by National Scientific Corporation (the “Company”) in response to an internal review by the company. The Company is amending disclosure in Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) 16(a) of the Exchange Act. The Company is amending this section to provide more detailed disclosure and extended disclosures to provide the shareholder more detailed information related to the management in that Pamela Thompson a Director and Chief Financial Officer resigned her positions with the Company after the Form 10-K was completed but before it was filed. The signature pages and Item 10 are amended to disclose these changes.

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

Name	Age	Title

Michael De La Garza	56	Chairman, CEO, President, Chairman and Chief Financial Officer

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

Registrant Date: January 7, 2015	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer)