Form 10-Q
period 2015-02-16
NATIONAL SCIENTIFIC CORP/AZ
filed 2015-02-17
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ]    No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2015
Common stock, $0.01 par value	283,258,722

Table of Contents	1

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
Table of Contents	2

 PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ending September 30, 2015.

Table of Contents	3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2014	2014

ASSETS

CURRENT ASSETS:
Cash	$208,501	$545,650
Accounts receivable	1,438	1,006
Assets attributable to discontinued operations	155	6,887
Total current assets	210,094	553,543

Proprietary technology, net	534,981	604,301
TOTAL ASSETS	$745,075	$1,157,844

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$510,573	$649,452
Liabilities attributable to discontinued operations	—	18
Lines of credit	48,873	53,612
Stock payable	7,000	7,000
Total current liabilities	566,446	710,082
TOTAL LIABILITIES	566,446	710,082

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
4,000,000 issued and outstanding as of December 31, 2014 and September 30, 2014	40,000	40,000
Common stock, $0.01 par value, 681,000,000 shares authorized;
283,258,722 and 283,473,722 issued and outstanding as of
December 31, 2014 and September 30, 2014, respectively	2,832,587	2,834,737
Additional paid-in capital	25,824,901	25,828,751
Accumulated deficit	(28,518,858)	(28,255,726)
Total stockholders' equity	178,630	447,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$745,075	$1,157,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	December 31,
	2014	2013

REVENUE	$431	$117,557
COST OF REVENUES	63,320	61,155

GROSS PROFIT	(62,889)	56,402

OPERATING EXPENSES:
General and administrative	176,325	222,076
Research and development	22,181	30,000
Total operating expenses	198,506	252,076
OPERATING LOSS	(261,395)	(195,674)

OTHER EXPENSE
Interest expense	(1,024)	(236)
Total other expense	(1,024)	(236)

LOSS FROM CONTINUING OPERATIONS	(262,418)	(195,910)

LOSS FROM DISCONTINUED OPERATIONS	(714)	(10,715)

NET LOSS	$(263,132)	$(206,625)

NET LOSS PER COMMON SHARE - Basic and diluted:

Continuing operations	$(0.00)	$(0.00)

Discontinued operations	$(0.00)	$(0.00)

Total	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	283,326,494	214,873,781

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,
	2014	2013

Net loss	$(263,132)	$(206,625)
Loss from discontinued operations	714	10,715
Loss from continuing operations	(262,418)	(195,910)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	63,320	61,155
Stock issued with licensing agreements	—	3,600
Changes in operating assets and liabilities:
Accounts receivable	5,568	(2,155)
Accounts payable and accrued liabilities	(138,879)	72,706
Deferred revenue	—	4,350
Net cash used in operating activities	(332,409)	(56,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	58,574
Repayment of line of credit	(4,739)	—
Common stock issued for cash	—	5,000
Net cash (used in) provided by financing activities	(4,739)	63,574

(DECREASE) INCREASE IN CASH	(337,148)	7,320
CASH, BEGINNING OF PERIOD	545,650	8,587
CASH, END OF PERIOD	$208,502	$15,907

CASH PAID FOR:
Interest	$1,111	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Write-off of debt - related parties	$—	$59,704
Common stock issued (rescinded) for purchase of software	$(6,000)	$6,000
Cancellation of common stock issued	$150	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	6

 CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended September 30, 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Table of Contents	7

Segment reporting change

With the placement into service of the Company’s encryption technology, the Company began a segment reporting structure to match the new operating structure and how the Company’s management views the business and allocates resources. Reclassifications of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported condensed consolidated financial statements of the Company. See Note 12 for additional information on our segment reporting change.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at December 31, 2014 of $28,518,859 and needs additional cash to maintain its operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and Doctors Network of America, our wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2014 and 2013, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At September 30, 2014, none of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

Table of Contents	8

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

The following table summarizes fair value measurements by level at December 31, 2014 and September 30, 2014 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At December 31, 2014
Software	$—	$—	$534,981	$534,981
Total Software	$—	$—	$534,981	$534,981

At September 30, 2014
Software	$—	$—	$604,301	$604,301
Total Software	$—	$—	$604,301	$604,301

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of December 31, 2014 and 2013, the Company had no valuation allowance for the Company’s accounts receivable.

Table of Contents	9

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2014, the Company did not record any liabilities for uncertain tax positions for the three months ended December 31, 2014.

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

Transaction revenue is generated from the following services and recognized when a transaction occurs:

·	Electronic Remittance Advice $0.35 Electronic remittance transaction fee;
·	Paper Claims $1.00 Paper claim fee;
·	Carrier Direct $0.16 Carrier direct fee;
·	Fast Forward $0.35 Fast forward transaction fee; and,
·	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

Table of Contents	10

The Company had not received any transaction revenues in the three months ended December 31, 2014.

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

Cost of License and Subscriptions Revenue

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses. No costs were incurred for license-based royalties during the three months ended December 31, 2014 and 2013.

Cost of subscription revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to customers. No costs were incurred for customer support during the three months ended December 31, 2014 and 2013.

The amortization of acquired technology for products acquired through business combinations are considered as the cost of revenues. The acquired software technologies are amortized over their useful lives of five (5) years

Deferred Revenue

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

The Company has deferred revenue of $0 as of December 31, 2014.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $0 and $37,000 for the three months ended December 31, 2014 and 2013

Research and Development and Software Development Costs

Table of Contents	11

Capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. The Company recorded research and development costs of $17,430 and $30,000 for the three months ended December 31, 2014 and 2013

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. There were no options or warrants issued by the Company during the three months ended December 31, 2014 and 2013.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2014 and 2013, the Company had no potentially dilutive instruments outstanding.

As of December 31, 2014, the Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The conversion can only take place with the approval of the Board of Directors. At December 31, 2014, the preferred shares could be converted into 600,000,000 of common shares which exceeds the Company’s authorized common shares to be issued and would result in dilution of current common shareholders. The preferred shares are anti-dilutive since the losses the Company has incurred for the periods ended December 31, 2014 and 2013.

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

Subsequent Events

The Company has evaluated all transactions occurring from the end of three months, December 31, 2014, through the date of issuance of the financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Table of Contents	12

 NOTE 5 – SOFTWARE

The following is a detail of software at December 31, 2014 and September 30, 2013:

	2014	2013
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Encryption Software Code	15,800	15,800
Evolve Software Code	25,000	25,000
Compass Rose Code	—	6,000
Acquisition of Doctor’s Network of America	10,000	10,000
Total intangible assets	1,276,406	1,282,406
Accumulated amortization of intangible assets (charged to cost of sales)	(731,425)	(668,105)
Accumulated impairment of assets	(10,000)	(10,000)
Total proprietary technology, net	$534,981	$604,301

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $63,320 and $61,155 for the three months ended December 31, 2014 and 2013, respectively.

Source Code License

In October 2013, the Company through a purchase agreement with Antree Systems Limited (“Antree”) purchased a complete source code, intellectual property rights, all computer software, patents, or formulas, algorithm licensed or sold under a project known as Compass Rose and appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators (“URLs”) from Antree Systems Limited. The Company issued 200,000 shares of its common stock as consideration for the purchase. The fair value of the consideration and the assets acquired is based on the fair value of the common stock issued in exchange for the software. The total fair value, based on the market price on the date of grant, was $6,000. The Company evaluated this acquisition and determined that it did not meet the definition of a significant business acquisition.

During the three months ended December 31, 2014, the Company and Antree agreed to unwind the acquisition of the software by the Company. Accordingly, the Company gave up all its rights for the use of the Compass Rose Code and all associated intellectual property rights, all computer software, patents, or formulas, algorithms licensed or sold under the project known as Compass Rose and the appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators. In exchange for the Company giving up its rights to the Compass Rose Code, Antree agreed to the rescission and cancellation of the shares issued for the purchase. The Company cancelled the 200,000 shares issued to Antree and recorded a reduction to its capitalized intangible assets of $6,000 and a corresponding reduction of equity.

Table of Contents	13

 NOTE 6- DISCONTINUED OPERATIONS

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

Details of the classifications for net assets, liabilities and operations are shown below.

	December 31, 2014	September 30, 2013
Net liabilities of discontinued operations:
Accounts payable	$—	$18
Net liabilities of discontinued operations	$—	$18

	Three Months Ended December 31,
	2014	2013
Discontinued operations:
Revenues	$12,779	$77,284
Cost of sales	—	—
Operating expenses	(13,493)	(87,999)
(Loss) income from discontinued operations	(714)	(10,715)

NOTE 7 – LINES OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 5.00% interest rate per annum which renews annually. As of December 31, 2014, the Company had an outstanding balance of $48,873 on the line of credit. During the three months ended December 31, 2014, the Company repaid $4,739 of the outstanding balance and incurred and paid $1,111 in interest expense related to the Mutual of Omaha line of credit.

Table of Contents	14

The Company has a revolving line of credit with Chase Bank with a balance as of December 31, 2014 in the amount of $0 and a borrowing limit of $50,000. The line of credit with Chase Bank has an interest rate of 4.25% per annum and renews annually.

NOTE 8 – DEBT MITIGATION PROGRAM

The Company determined that the statute of limitations for certain of the Company’s creditors to enforce collection of any amounts they might be owed has now elapsed. Based on the determinations and findings, during three months ended December 31, 2014 and 2013, the Company recognized a gain on the write-off of liabilities in the amount of $0 and $58,984 from third party liabilities, respectively, which was recorded in income from discontinued operations, and additional paid-in capital of $0 and $42,137 for related party liabilities, respectively. The Company will continue to conduct this analysis going forward and write-off obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, through the opinion of legal counsel, were determined by the Company as unenforceable.

	December 31,	September 30,
	2014	2014
Debt Mitigation Program - Accounts payable and accrued expenses	$—	$101,121
Gain on write-off of debt	—	58,984
Additional paid-in capital (1)	$—	$42,137

(1)	All amounts that were owed to related parties in prior years were recorded to paid-in capital.

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

The Company has issued shares to new investors since January 2, 2011, that have an anti-reverse common stock split clause if the Company reverse splits the common stock. The reverse split of common stock is determined by management but must be approved by Financial Industry Regulation Authority (“FINRA”). The current investors holding anti-reverse split stock will have the right to hold the same number of shares of common stock as status quo after the reverse split. The anti-reverse split common stock protection is only for stock subject to reverse split and once the Company declares a reverse split and it is completed, the anti-reverse split protection will be terminated and shareholders that received anti-reverse split stock will be held with regular stockholders as the Company proceeds forward. In accordance with the anti-reverse split provision, no further shares will be issued to the anti-reverse split shareholders once the reverse split is approved and completed. The Company has issued 90,029,843 anti-reverse split shares and these holders will hold the same number of shares after the reverse split has been completed. The company submitted a new application to FINRA for a 100:1 reverse stock split on January 15, 2015. Had the Company completed the reverse stock split by December 31, 2014, the price of the Company stock would have been $1.38, and 89,129,544 additional shares would have been issued at a total of $122,998,771.

As discussed in Note 8, the Company has written off $0 and $59,704 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel during the three months ended December 31, 2014 and for the year ended September 30, 2014, respectively. However, the related creditors could make a claim in the future in regards to these liabilities.

Table of Contents	15

 NOTE 10 - EQUITY

As of December 31, 2014, the Company was authorized to issue 681,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Three months ended December 31, 2014

Stock Cancelled

During the three months ended December 31, 2014, the Company cancelled 215,000 shares of common stock. 200,000 of these shares were cancelled in relation to the Company giving back its rights to the Compass Rose Code. See Note 5. As part of the Antree rescission and cancellation, 15,000 shares were additionally cancelled that were issued in the year ended September 30, 2014, to one of the owners of Antree who provided additional programming services for improvements to the Compass Rose Code. The cancellation of the 15,000 shares was recorded as an adjustment to the Company’s par value, as no consideration was paid for the cancellation.

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

Stock Issued for Assets Acquisition

In October 2013, the Company through a purchase agreement with Antree has purchased a complete source code, intellectual property rights, all computer software, patents, or formulas, algorithm licensed or sold under a project known as Compass Rose and appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators (“URLs”) from Antree. The Company issued 200,000 shares of its common stock as consideration for the purchase. The fair value of the consideration and the assets acquired is based on the fair value of the common stock issued in exchange for the software. The total fair value, based on the market price on the date of grant, was $6,000. The Company evaluated this acquisition and determined that it did not meet the definition of a significant business acquisition.

In November 2013, the Company issued 180,000 shares of common stock as replacement shares for the 160,000 shares of common stock issued to Antree and 20,000 shares of common stock to Kimberly Ilicerl. The Company cancelled the original shares issued to Antree because the shares were lost during delivery to Antree .

Table of Contents	16

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, at $0.01 par value. The Company established and designated the rights and preferences of a Series A Preferred Stock, and reserve 10,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Series A Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. 2,000,000 shares of preferred stock were issued to each of the Company’s CEO and former CFO on April 11, 2011.

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

NOTE 11 – SEGMENT INFORMATION

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

  Cloud-MD – the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.

  CipherLoc – the Company licenses encryption technology that can be used by larger corporation to protect their data through our polymorphic technology.

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

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended December 31,
	2014	2013
Revenues:
Cloud-MD	$431	$117,557
CipherLoc	—	—
Total revenues	$431	$117,557

Operating Income (loss):
Cloud-MD	$(66,550)	$26,402
CipherLoc	(18,520)	—
Corporate	(176,325)	(222,076)
Operating loss	$(261,395)	$(195,674)

	Three months ended December 31, 2014	September 30, 2014
Identifiable assets:
Cloud-MD	$519,971	$583,507
CipherLoc	15,010	21,800
Corporate	210,094	552,537
Total identifiable assets	$745,075	$1,157,844

Table of Contents	17

NOTE 14 – SUBSEQUENT EVENTS

In February 2015, the Company issued 6,000,000 shares of its Series A Preferred Stock to its CEO. As the Series A Preferred Stock is convertible into the Company’s common stock, the Company recorded $60,000 as stock compensation based on the market value of the Company’s common stock on the date of grant. As of February 17, 2015, there are a total of 10,000,000 shares of the Series A Preferred Stock outstanding which are convertible into a total of 1,500,000,000 shares of common stock. This number of shares currently exceeds our authorized number of common shares. However, the holders of the Preferred A shares can only convert the shares upon proper notice and approval of the Board of Directors. Presently, the holders of the Preferred A shares have not sent notice to the Board of Directors and the Board of Directors does not currently intend to approve such conversion.

* * * * * * * * * * * *

Table of Contents	18

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

Table of Contents	19

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

Our model is effective because we offer:

·	Software For Life – Buy One Time
·	Evergreen Product - Support, Maintenance and Upgrades Included With User License
·	Physician Ownership Opportunity – Stock Award With Purchase Of License
·	Cloud-MD™ is Publicly Traded NSCT.PK
·	Patented Auto Post Feature - To Eliminate Need For Manual Posting of Electronic Remittance Advice (835) By Staff
·	Multiple Opportunities to Recover Investment (Meaningful Use Dollars, Stock Award Option, IRS Section 179, Lower Employee and Maintenance Cost)
·	State-Of-The-Art Claims Editing and Real-Time Eligibility - Increase Collections and Reduce Days in A/R
·	Cloud Based Technology- IPAD, IPHONE, ANDROID, GOOGLE, WINDOWS for Anytime and Anywhere Availability and Eliminates Catastrophic Loss of Data

Table of Contents	20

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

Table of Contents	21

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

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2014, the Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The conversion can only take place with the approval of the Board of Directors. At December 31, 2014, the preferred shares could be converted into 600,000,000 of common shares which exceeds the Company’s authorized common shares to be issued and would result in dilution of current common shareholders. The preferred shares are anti-dilutive since the losses the Company has incurred for the periods ended December 31, 2014 and 2013.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Revenue Recognition

Table of Contents	22

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

The Company had not received any transaction revenues in the three and three months ended December 31, 2014.

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

Table of Contents	23

Financial results and trends

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Revenue decreased to $431 from $117,55 7 for the three months ended December 31, 2014 and 2013, respectively. Our revenues decreased as a result of our focus on the marketing of our CipherLoc Encryption Technology. The Company’s medical billing software that produced the Company’s source of revenues in the prior year is currently being updated to combine the Evolution Exchange software that was acquired in the year ended September 30, 2014. Once these modification have been completed the Company anticipates that its medical billing software will be more attractive to customers and the Company will begin realizing revenues from this segment.

Cost of revenue was $63,320 and $61,155 for the three months ended December 31, 2014 and 2013, respectively. Our cost of revenue was related to the amortization of the software costs placed into service.

Selling, general and administrative expenses decreased to $176,325 from $222,076 for the three months ended December 31, 2014 and 2013, respectively. The decrease in our selling, general and administrative expenses are related to the reduction of stock issued for services.

Research and development costs decreased to $22,181 from $30,000 for the three months ended December 31, 2014 and 2013, respectively. Our research and development costs decrease is related to our focus on our CipherLoc Encryption Technology. .

Interest expense increased to $1,024 from $236 for the three months ended December 31, 2014 and 2013, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

We recorded income from discontinued operations of $714 and $10,715 for the three months ended December 31, 2014 and 2013, respectively. The Company’s discontinued operations are related to the revenues and expenses of Doctors Network of America (“DNA”).  Due to the litigation with the sellers of DNA, the Company wound down all of the operations of DNA beginning in the year ended September 30, 2013. As a result, the Company saw a decrease in income from discontinued operations during the first three months ended December 31, 2014 compared to the first three months ended December 31, 2013.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At December 31, 2014, the Company had cash of $208,500

We have an accumulated deficit at December 31, 2014 of $28,518,858 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Table of Contents	24

Sources of Cash

The Company has a revolving line of credit with Chase Bank with a balance as of December 31, 2014 in the amount of $0 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit at a 5.00% interest rate which renews annually. The outstanding balance as of December 31, 2014 is $48,873 and a borrowing limit of $65,000.

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

Table of Contents	25

 Uses of Cash

Our revolving lines of credit renew annually and we make significant principal payments to those lines to assure that they remain a line of credit.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	December 31, 2014	December 31, 2013

Net cash provided by (used in):
Operating activities	$(332,409)	$(56,254)
Investing activities	(-)	(-)
Financing activities	(4,739)	63,574

Operating Activities

Cash flows from operating activities. Our cash used in operating activities were $$332,409 and $56,254 for the three months ended December 31, 2014 and 2013, respectively. The increase in cash used in operations was primarily attributable to the decrease of revenue and increase in cash used to pay off accounts payable and accrued liabilities during the three months ended December 31, 2014.

Financing Activities

Cash flows from financing activities. Cash (used in) and provided by financing activities was ($4,739) and $63,574 for the three months ended December 31, 2014 and 2013, respectively. We repaid $4,739 and borrowed $58,574 on our line of credits during the three months ended December 31, 2014 and 2013, respectively.

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

Table of Contents	26

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were effective as of December 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	The Company’s CFO resigned on January 2, 2015. However, the Company does not believe that the resignation will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	27

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

On August 13, 2013, Krooss Medical Management Systems et al filed a Complaint in Chancery Court of Rankin County, Mississippi Case No. 13-1372 as a strategy to keep the collection matter in Mississippi Chancery Court. On September 22, 2013, Case No. 13-1372 was remanded to Chancery Court of Ranking County, Mississippi Case No. 3:13CV507-HTW-LRA.

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2014 during our three months ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Period from January 1, 2014 through February 17, 2015.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended December 31, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	28

 ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.

Table of Contents	29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2015	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: February 17, 2015	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Principal Financial Officer

Table of Contents	30