Form 10-Q/A
period 2015-02-20
NATIONAL SCIENTIFIC CORP/AZ
filed 2015-02-20
CIK 1022505

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ¨    No  x

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2015
Common stock, $0.01 par value	283,258,722
Table of Contents	1

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly report on Form 10-Q for the period ended December 31, 2014, filed on February 15, 2015, (the “Original Report”) filed by Cloud Medical Doctor Software Corporation (the “Company”) in response to an internal review by the company. The Company is amending disclosures in our Consolidated Balance Sheet and our Consolidated Statement of Operations for typographical errors. We also made adjustments to the Notes to Consolidated Financial Statements, specifically, Notes 2, 3, 4, and 11 to provide more detailed disclosure.

This amendment also contains changes to Part II – Other information. These changes are as follows:

Item 2. Management’s Discussion and analysis of financial condition and results of operations has been amended by removing verbiage that is no longer relevant.

Liquidity and Capital Resource has been amended to include our working capital deficit.

Item 4. Legal Proceedings has been rewritten to further comply with applicable rules.

Item 6. Exhibits has been expanded to include filings during and subsequent to this period.

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION

INDEX TO FORM 10-Q/A FILING

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

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q/A.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ending September 30, 2014.

Table of Contents	3

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2014	2014

ASSETS

CURRENT ASSETS:
Cash	$208,501	$545,650
Accounts receivable	1,438	1,006
Assets attributable to discontinued operations	155	6,887
Total current assets	210,094	553,543

Proprietary technology, net	534,981	604,301
TOTAL ASSETS	$745,075	$1,157,844

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$510,573	$649,452
Liabilities attributable to discontinued operations	—	18
Lines of credit	48,873	53,612
Stock payable	7,000	7,000
Total current liabilities	566,446	710,082
TOTAL LIABILITIES	566,446	710,082

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
4,000,000 issued and outstanding as of December 31, 2014 and September 30, 2014	40,000	40,000
Common stock, $0.01 par value, 681,000,000 shares authorized;
283,258,722 and 283,473,722 issued and outstanding as of
December 31, 2014 and September 30, 2014, respectively	2,832,587	2,834,737
Additional paid-in capital	25,824,901	25,828,751
Accumulated deficit	(28,518,859)	(28,255,726)
Total stockholders' equity	178,629	447,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$745,075	$1,157,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	December 31,
	2014	2013

REVENUE	$431	$117,557
COST OF REVENUES	63,320	61,155

GROSS PROFIT	(62,889)	56,402

OPERATING EXPENSES:
General and administrative	176,325	222,076
Research and development	22,181	30,000
Total operating expenses	198,506	252,076
OPERATING LOSS	(261,395)	(195,674)

OTHER EXPENSE
Interest expense	(1,024)	(236)
Total other expense	(1,024)	(236)

LOSS FROM CONTINUING OPERATIONS	(262,419)	(195,910)

LOSS FROM DISCONTINUED OPERATIONS	(714)	(10,715)

NET LOSS	$(263,133)	$(206,625)

NET LOSS PER COMMON SHARE - Basic and diluted:

Continuing operations	$(0.00)	$(0.00)

Discontinued operations	$(0.00)	$(0.00)

Total	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	283,326,494	214,873,781

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	5

CLOUD MEDICAL DOCTOR SOFTWARE CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	December 31,
	2014	2013

Net loss	$(263,133)	$(206,625)
Loss from discontinued operations	714	10,715
Loss from continuing operations	(262,419)	(195,910)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	63,320	61,155
Stock issued with licensing agreements	—	3,600
Changes in operating assets and liabilities:
Accounts receivable	5,568	(2,155)
Accounts payable and accrued liabilities	(138,879)	72,706
Deferred revenue	—	4,350
Net cash used in operating activities	(332,410)	(56,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	58,574
Repayment of line of credit	(4,739)	—
Common stock issued for cash	—	5,000
Net cash (used in) provided by financing activities	(4,739)	63,574

(DECREASE) INCREASE IN CASH	(337,149)	7,320
CASH, BEGINNING OF PERIOD	545,650	8,587
CASH, END OF PERIOD	$208,501	$15,907

CASH PAID FOR:
Interest	$1,111	$—
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Write-off of debt - related parties	$—	$59,704
Common stock issued (rescinded) for purchase of software	$(6,000)	$6,000
Cancellation of common stock issued	$150	$—

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	6

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

In the year ended September 30, 2011, the Company introduced the Cloud-MD Office, a “Cloud Based”, 5010 ready and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help Independent Physician Practices, New Care Delivery Models (ACO), Healthcare Systems and Billing Services optimize a wide range of business processes resulting in Increased Profits, Higher Quality, Greater Efficiency, Noticeable Cost Reductions and Better Patient Care. Current software product offerings include Practice Management, Electronic Medical Records, Revenue Management, Patient Financial Solutions, Medical and Pharmaceutical Supply Management, Claims Management and PHI Exchange.

During the year ended September 30, 2012, the Company launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries and support to assist patients with their billing and insurance questions.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business. The Company has no definitive agreements in place to fund its future capital requirements and can provide no assurance that such funds, if found, would be with terms acceptable to the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2014 and 2013, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At December 31, 2014, approximately $294,927 of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

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

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue to provide up-front capitalization to Cloud-MD for each provider added to the solution set. The Company also recognizes annual subscription fees for virtual servers and subscription and small usage fees and those revenues are based on a 48-month lease, Cloud-MD would amortize the revenue over the life of the agreement of 48 months. In addition, it features incremental monthly revenue, for the duration of the lease (48 months) based on fees assessed for transactions such as eligibility claims processing.

The Company has deferred revenue of $0 as of December 31, 2014.

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans which are established annually. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts. The Company paid commissions of $0 and $37,000 for the three months ended December 31, 2014 and 2013.

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

The Company has 4,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 150 common shares. The Company analyzed the conversion feature in the preferred stock to determine if it was a derivative and determined that the conversion can only take place with the approval of the Board of Directors. Accordingly, no derivative was determined to exist. At December 31, 2014, the preferred shares could be converted into 600,000,000 common shares resulting in dilution of common shareholders. The preferred shares are anti-dilutive since the losses the Company has incurred for the periods ended December 31, 2014 and 2013.

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

Table of Contents	12

NOTE 5 – SOFTWARE

The following is a detail of software at December 31, 2014 and September 30, 2013:

	2014	2013
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Encryption Software Code	15,800	15,800
Evolve Software Code	25,000	25,000
Compose Rose Code	—	6,000
Acquisition of Doctor’s Network of America	10,000	10,000
Total intangible assets	1,276,406	1,282,406
Accumulated amortization of intangible assets (charged to cost of sales)	(731,425)	(668,105)
Accumulated impairment of assets	(10,000)	(10,000)
Total proprietary technology, net	$534,981	$604,301

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

Table of Contents	13

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

Details of the classifications for net assets, liabilities and operations are shown below.

	December 31, 2014	September 30, 2013
Net liabilities of discontinued operations:
Accounts payable	$—	$18
Net liabilities of discontinued operations	$—	$18

	Three Months Ended December 31,
	2014	2013
Discontinued operations:
Revenues	$12,779	$77,284
Cost of sales	—	—
Operating expenses	(13,493)	(87,999)
Loss from discontinued operations	$(714)	(10,715)

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

NOTE 8 – DEBT MITIGATION PROGRAM

Table of Contents	14

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

As discussed in Note 8, the Company has written off $0 and $59,704 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel during the three months ended December 31, 2014 and the year ended September 30, 2014, respectively. However, the related creditors could make a claim in the future in regards to these liabilities.

NOTE 10 - EQUITY

As of December 31, 2014, the Company was authorized to issue 681,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Three months ended December 31, 2014

Table of Contents	15

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, at $0.01 par value. The Company established and designated the rights and preferences of a Series A Preferred Stock, and reserved 10,000,000 shares of preferred stock against its issuance, such rights, preferences and designations. Each share of the Series A Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. 2,000,000 shares of preferred stock were issued to each of the Company’s CEO and former CFO on April 11, 2011.

Table of Contents	16

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

  CipherLoc – the Company licenses encryption technology that can be used by larger corporations to protect their data through our polymorphic technology.

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

NOTE 12 – SUBSEQUENT EVENTS

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

In this Quarterly Report on Form 10-Q/A, “Company,” “our company,” “us,” and “our” refer to Cloud Medical Doctor Software Corporation and its subsidiaries, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

In the year ended September 30, 2011, the Company introduced the Cloud-MD Office, a “Cloud Based”, 5010 ready and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help Independent Physician Practices, New Care Delivery Models (ACO), Healthcare Systems and Billing Services optimize a wide range of business processes resulting in Increased Profits, Higher Quality, Greater Efficiency, Noticeable Cost Reductions and Better Patient Care. Current software product offerings include Practice Management, Electronic Medical Records, Revenue Management, Patient Financial Solutions, Medical and Pharmaceutical Supply Management, Claims Management and PHI Exchange.

Table of Contents	19

During the year ended September 30, 2012, we launched Cloud-MD Billing Services which provides management of medical claims from posting physician charges and payments into our medical billing software. The software uses a continuous insurance claim follow-up system to track and research all rejected or denied medical claims; a Comprehensive Reporting module that includes monthly financial statements sent to our clients so they can see how their practice is performing and a variety of detailed reports giving our clients the necessary information and tools used to assist in the increased production which leads to more profit; and patient account inquiries and support to assist patients with their billing and insurance questions.

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

The Future for CipherLoc™

Our CipherLoc™ Polymorphic Cipher Engine is a ground-breaking; state-of-the-art Polymorphic Key Progression Algorithm (PKPA) based digital encryption solution that has wide-spread applicability throughout the commercial computer, communications and broadcasting industries as well as significant applicability in the government arena. The CipherLoc Polymorphic Hardware Engine has a current patent and is fully developed and ready for use. Additionally, the Company has filed two new patent applications to enhance their technology.

Table of Contents	20

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

Revenue Recognition

Medical Licensing Agreement

Table of Contents	21

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

Financial results and trends

Table of Contents	22

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Revenue decreased to $431 from $117,557 for the three months ended December 31, 2014 and 2013, respectively. Our revenues decreased as a result of our focus on the marketing of our CipherLoc Encryption Technology. The Company’s medical billing software that produced the Company’s source of revenues in the prior year is currently being updated to combine the Evolution Exchange software that was acquired in the year ended September 30, 2014. Once these modification have been completed the Company anticipates that its medical billing software will be more attractive to customers and the Company will begin realizing revenues from this segment.

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

Research and development costs decreased to $22,181 from $30,000 for the three months ended December 31, 2014 and 2013, respectively. Our research and development costs decrease is related to the change in our focus towards our CipherLoc Encryption Technology. In the three months ended December 30, 2013, our research and development costs were related to enhancing our medical billing software.

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

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At December 31, 2014, the Company had cash of $208,500

We have an accumulated deficit at December 31, 2014 of $28,518,859 and a working capital deficit of $356,352. We need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has a revolving line of credit with Chase Bank with a balance as of December 31, 2014 in the amount of $0 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

Table of Contents	23

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit at 5.00% interest rate which renews annually. The outstanding balance as of December 31, 2014 is $48,873 and a borrowing limit of $65,000.

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

Uses of Cash

Our revolving lines of credit renew annually and we make significant principle payments to those lines to assure that they remain available.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	December 31, 2014		December 31, 2013

Net cash provided by (used in):
Operating activities		$(332,409)		$(56,254)
Investing activities	$	(-)	$	(-)
Financing activities		$(4,736)		$63,574

Operating Activities

Cash flows from operating activities. Our cash used in operating activities were $332,409 and $54,254 for the three months ended December 31, 2014 and 2013, respectively. The increase in cash used in operations was primarily attributable to the decrease of revenue and increase in cash used to pay off accounts payable and accrued liabilities during the three months ended December 31, 2014.

Financing Activities

Cash flows from financing activities. Cash (used in) provided by financing activities was ($4,739) and $63,574 for the three months ended December 31, 2014 and 2013, respectively. We repaid $4,739 and borrowed $58,574 on our line of credits three months ended December 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Table of Contents	24

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q/A, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	The Company’s CFO resigned on January 2, 2015. However, the Company does not believe that the resignation will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting..

b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	25

 PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. We have filed separate lawsuits to collect receivables from two physicians in the State of Mississippi totaling $230,000 plus interest and costs.

In the case against Orhan Ilercil, MD, Mississippi Brain and Spine PLLC wherein we claim Dr. Ilercil owes the Company over $30,000 in unpaid billing fees, Dr. Ilercil has filed a counterclaim for $70,000 alleging that our software did not perform. The Company considers this claim to be frivolous in that it was not our software that he was using and the Company will vigorously defend said claim.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2013 during our three months ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Period from January 1, 2014 through February 14, 2015.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended December 31, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	26

 ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
14 17. 19	Code of Ethics(7) Departure of Director and Officer (9) Report to Security Holders re reverse stock split, name change and new trading symbol (10)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

_________

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-Q/ASB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-Q/ASB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-Q/ASB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015
(10)	Incorporated by reference to the Registrant’s Form 14-CDEF filed on September 12, 2014

Table of Contents	27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2015	Cloud Medical Doctor Software Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: February 19, 2015	Cloud Medical Doctor Software Corporation By: /s/ Eric Marquez
Eric Marquez
Principal Financial Officer

Table of Contents	28