Form 10-Q
period 2015-03-31
CIPHERLOC Corp
filed 2015-05-20
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 000-28745

Cipherloc Corporation

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common stock, $0.01 par value	2,832,788

Table of Contents	1

 CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Table of Contents	2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending September 30, 2015.

Table of Contents	3

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$86,872	$545,650
Accounts receivable	—	1,006
Assets attributable to discontinued operations	—	6,887
Total current assets	86,872	553,543

Proprietary technology, net	238,530	604,301
TOTAL ASSETS	$325,402	$1,157,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$630,720	$649,452
Liabilities attributable to discontinued operations	—	18
Line of credit	46,098	53,612
Stock payable	—	7,000
Total current liabilities	676,818	710,082
TOTAL LIABILITIES	676,818	710,082

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
10,000,000 issued and outstanding as of March 31, 2015 and September 30, 2014	100,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized;
2,832,587 and 2,834,737 issued and outstanding as of
March 31, 2015 and September 30, 2014, respectively	28,325	28,347
Additional paid-in capital	38,470,411	28,635,141
Accumulated deficit	(38,950,152)	(28,255,726)
Total stockholders' equity (deficit)	(351,416)	447,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$325,402	$1,157,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUE	$—	$105,118	$431	$222,675
COST OF REVENUES	64,650	61,155	127,970	122,310

GROSS PROFIT	(64,650)	43,963	(127,539)	100,365

OPERATING EXPENSES:
General and administrative	10,107,671	1,106,142	10,283,996	1,328,218
Impairment	238,531	—	238,531	—
Research and development	19,469	30,000	41,650	60,000
Total operating expenses	10,365,671	1,136,142	10,564,177	1,388,218
OPERATING LOSS	(10,430,321)	(1,092,179)	(10,691,716)	(1,287,853)

OTHER (INCOME) AND EXPENSES
Interest expense	(817)	(279)	(1,841)	(515)
Total other (income) expenses	(817)	(279)	(1,841)	(515)

LOSS FROM CONTINUING OPERATIONS	(10,431,138)	(1,092,458)	(10,693,557)	(1,288,368)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(155)	3,198	(869)	(7,517)

NET INCOME (LOSS)	$(10,431,293)	$(1,089,260)	$(10,694,426)	$(1,295,885)

NET INCOME (LOSS) PER COMMON SHARE - Basic and diluted:

Continuing operations	$(3.68)	$(0.49)	$(3.77)	$(0.59)

Discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.00)

Total	$(3.68)	$(0.49)	$(3.77)	$(0.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	2,832,587	2,245,463	2,833,320	2,196,569

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	5

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2015	2014

Net income (loss)	$(10,694,426)	$(1,288,368)
Loss (Income) from discontinued operations	869	(7,517)
Net loss from continuing operations	(10,693,557)	(1,295,885)
Adjustments to reconcile net loss from continuing operations to net cash
(used in) provided by operating activities:
Impairment of software	238,531	—
Depreciation and amortization	127,240	122,310
Gain on cancellation of stock issued for services	(4,752)	—
Common stock issued for compensation		666,750
Stock issued with software sales	—	5,700
Stock compensation	9,900,000	—
Changes in operating assets and liabilities:
Accounts receivable	7,006	3,162
Accounts payable and accrued liabilities	(18,732)	397,270
Net cash (used in) operating activities	(444,264)	(100,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	58,574
Subscribed stock	(7,000)	—
Repayment of line of credit	(7,514)	—
Common stock issued for cash	—	5,000
Net cash (used in) provided by financing activities	(14,514)	63,574

(DECREASE) INCREASE IN CASH	(458,778)	(37,119)
CASH, BEGINNING OF YEAR	545,650	8,587
CASH, END OF YEAR	$86,872	$(28,532)

CASH PAID FOR:
Interest paid	$1,222	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Write-off of debt - related parties	$—	$59,704
Common stock issued for purchase of software	$—	$6,000
Cancellation of stock resinded for purchase of software	$6,000	$—
Cancellation of common stock	$150	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	6

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(formerly National Scientific Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective as of March 23, 2015. The name change effected by the Amended Certificate was effective as of March 23, 2015.

The Company has notified the Financial Industry Regulatory Authority (FINRA) of its name change and has received FINRA’s approval for a new trading symbol CLOK reflecting its new name. The name change and the 1-100 reverse split were announced March 20, 2015 in the Daily List and became effective on March 23, 2015. All share references have been retroactively adjusted.

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

Table of Contents	7

Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended September 30, 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at March 31, 2015 of $38,950,152 and needs additional cash to maintain its operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. During the six months ended March 31, 2015, the Company impaired $238,531 of its software assets.

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

Table of Contents	8

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at March 31, 2015 and September 30, 2014 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At March 31, 2015
Software	$—	$—	$238,530	$238,530
Total Software	$—	$—	$238,530	$238,530

At September 30, 2014
Software	$—	$—	$604,301	$604,301
Total Software	$—	$—	$604,301	$604,301

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

NOTE 5 – SOFTWARE

The following is a detail of software at March 31, 2015 and September 30, 2014:

	2015	2014
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Encryption Software Code	15,800	15,800
Evolve Software Code	25,000	25,000
Compose Rose Code	—	6,000
Acquisition of Doctor’s Network of America	10,000	10,000
Total intangible assets	1,276,406	1,282,406
Accumulated amortization of intangible assets (charged to cost of sales)	(795,345)	(668,105)
Accumulated impairment of assets	(248,531)	(10,000)
Total proprietary technology, net	$238,530	$604,301

The amortization expense was $127,240 for the six months ended March 31, 2015. During the six months ended March 31, 2015, the Company impaired $238,531 of its software assets, as a result of the decline in revenues.

Table of Contents	9

Source Code License

In October 2013, the Company through a purchase agreement with Antree Systems Limited has purchased a complete source code, intellectual property rights, all computer software, patents, or formulas, algorithm licensed or sold under a project known as Compass Rose and appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators (“URLs”) from Antree Systems Limited. The Company issued 2,000 shares of its common stock as consideration for the purchase. The fair value of the consideration and the assets acquired is based on the fair value of the common stock issued in exchange for the software. The total fair value, based on the market price on the date of grant, was $6,000. The Company evaluated this acquisition and determined that it did not meet the definition of a significant business acquisition.

During the six months ended March 31, 2014, the Company and Antree agreed to unwind the acquisition of the software by the Company. Accordingly, the Company gave up all its rights for the use of the Compass Rose Code and all associated intellectual property rights, all computer software, patents, or formulas, algorithms licensed or sold under the project known as Compass Rose and the appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators. In exchange for the Company giving up its rights to the Compass Rose Code, Antree agreed to the rescission and cancellation of the shares issued for the purchase. The Company cancelled the 2,000 shares issued to Antree and recorded a reduction to its capitalized intangible assets of $6,000 and a corresponding reduction of equity. The Company recorded a gain on the cancellation for the shares of $4,752.

NOTE 6- DISCONTINUED OPERATIONS

The Company’s former Board of Directors believed that it was in the best interest of the Company to discontinue the former business operation of the GPS operational device business. In 2011, this business was transferred to National Scientific Corporation; a company owned by the Company’s prior CEO, by prior management in which the Company’s former CEO was to pay $100,000 plus 2% of revenues for that technology. The former officer never paid the specific consideration for this transaction.

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

Table of Contents	10

Details of the classifications for net liabilities and operations are shown below.

	March 31, 2015	September 30, 2014
Net liabilities of discontinued operations:
Accounts payable	$—	$18
Net liabilities of discontinued operations	$—	$18

	Three Months Ended March 31,
	2015	2014
Discontinued operations:
Revenues	$12,779	$53,766
Operating expenses	(12,934)	(50,568)
(Loss) income from discontinued operations	(155)	$3,198

	Six Months Ended March 31,
	2015	2014
Discontinued operations:
Revenues	$12,779	$12,779
Operating expenses	(13,648)	(13,494)
(Loss) income from discontinued operations	(869)	(7,517)

NOTE 7 – LINES OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 5.00% interest rate per annum which renews annually. As of March 31, 2015, the Company had borrowed $46,097 against the line of credit. During the six months ended March 31, 2015, the Company repaid $7,514 of the outstanding balance and incurred and paid $1,222 in interest expense related to the Mutual of Omaha line of credit.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Table of Contents	11

NOTE 9 - EQUITY

As of March 31, 2015, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Six months ended March 31, 2015

Stock Cancelled

During the six months ended March 31, 2015, the Company cancelled 2,150 shares of common stock. 2,000 of these shares were cancelled in relation to the Company giving back its rights to the Compass Rose Code. See Note 5. As part of the Antree rescission and cancellation, 150 shares were additionally cancelled that were issued in the year ended September 30, 2014, to one of the owners of Antree who provided additional programming services for improvements to the Compass Rose Code. The cancellation of the 150 shares was recorded as an adjustment to the Company’s par value, as no consideration was paid for the cancellation.

The Company received $7,000 for the issuance of 50,000 shares of common stock recorded as stock payable and as of September 30, 2014 the common stock has not been issued by the Company. In the six months ended March 31, 2015, the Company paid back the proceeds and did not issue the stock.

Preferred Stock

On February 5, 2015, the Company issued 6,000,000 shares of its Series A Preferred Stock to its CEO. As the Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. The Company recorded $9,900,000 as stock compensation based on the market value of the Company’s common stock on the date of grant. As of February 17, 2015, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. The holders of the Preferred A shares can only convert the shares upon proper notice and approval of the Board of Directors. Presently, the holders of the Preferred A shares have not sent notice to the Board of Directors and the Board of Directors does not currently intend to approve such conversion.

NOTE 10 – SEGMENT INFORMATION

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

•	Cloud-MD – the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.
•	Cipherloc – the Company has a second software program which is an encryption technology that can be used by larger corporation to protect their data through our polymorphic technology.
•	Corporate Overhead – the Company’s investment holding including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional business.

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

Table of Contents	12

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended March 31,
	2015	2014
Revenues:
Cloud-MD	$—	$105,118
CipherLoc	—	—
Total revenues	$—	$105,118
Operating expenses:
Cloud-MD	$(10,254,265)	$(91,155)
Cipherloc	(18,520)	—
Corporate	(157,806)	(1,106,142)
Net Loss from Continuing Operations	$(10,430,321)	$(1,092,179)

	Six months ended March 31,
	2015	2014
Revenues:
Cloud-MD	$431	$222,675
Cipherloc	—	—
Total revenues	$431	$222,675
Operating expenses:
Cloud-MD	$(10,516,073)	$(182,310)
Cipherloc	(18,520)	(18,520)
Corporate	(604,075)	(1,309,698)
Net Loss from Continuing Operations	$(10,691,716)	$(1,287,853)

	March 31, 2015	September 30, 2014
Identifiable assets:
Cloud-MD	$216,730	$583,507
CipherLoc	21,800	21,800
Corporate	86,872	552,537
Total identifiable assets	$325,402	$1,157844

NOTE 11 – SUBSEQUENT EVENTS

On April 21, 2015, the Company entered into  a Licensing Agreement with two entities, Code Robert, LLC and Sunset Angel Productions, LLC that jointly own software for cross-platform, digital use. Cipherloc has the right to perpetually use the software in its CipherLoc PKPA engine. With this licensed software, the Company expects to be able to reduce the initial development time of the delivery mechanism for its PKPA engine to as little as 6-8 months and with fewer engineers.

The licensing fee for the use of the software is Fifty Thousand 50,000 restricted common shares of the Company’s stock divided equally between the Licensors.

Table of Contents	13

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report “Company,” “our company,” “us,” and “our” refer to Cipherloc Corporation and its subsidiaries, unless the context requires otherwise

Forward-Looking Statements

The following information contains certain forward-looking statements. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "plan," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Our Business

Cipherloc Corporation is a Technology and Services based Solutions Company for the rapidly expanding Cloud based Cyber Security industry. Cipherloc is based in Henderson, Nevada.

The company has introduced an innovative and revolutionary new type of encryption technology with five international patents and two US patents pending and is the industry’s first “Polymorphic Cipher Engine”, called CipherLoc®. It is the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (PKPA). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications: Banks, Financial transactions, Credit Cards, Securities, Stock and Bonds transactions, Emails, Phones, tablets, Servers and or computers, etc...

Financial results and trends

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenue decreased to $0 from $105,118 for the three months ended March 31, 2015 and 2014, respectively. Our revenues decreased as a result of our focus on the marketing of our CipherLoc Encryption Technology.

Cost of revenue was $64,650 and $61,115 for the three months ended March 31, 2015 and 2014, respectively. Our cost of revenue was related to the amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $10,107,671 from $1,106,142 for the three months ended March 31, 2015 and 2014, respectively. The increase in our selling, general and administrative expenses are related to the increase of preferred stock issued for services Research and development costs decreased to $19,469 from $30,000 for the three months ended March 31, 2015 and 2014, respectively. Our research and development costs decrease is related to our focus on our CipherLoc Encryption Technology.

Interest expense increased to $817 from $279 for the three months ended March 31, 2015 and 2014, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

We recorded loss from discontinued operations of ($155) compared to $3,198 for the three months ended March 31, 2015 and 2014, respectively. The Company is currently engaged in the medical billing operations. Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Consolidated Financial Statements).

Table of Contents	14

Results of Operations for the Six Months Ended March 31, 2015 and 2014

Revenue decreased to $431 from $222,675 for the six months ended March 31, 2015 and 2014, respectively. Our revenues decreased as a result of our focus on the marketing of our CipherLoc Encryption Technology.

Cost of revenue was $127,970 and $122,310for the six months ended March 31, 2015 and 2014, respectively. Our cost of revenue was related to the amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $10,283,996 from $1,328,218 for the six months ended March 31, 2015 and 2014, respectively. The increase in our selling, general and administrative expenses are related to the increase of stock issued for services Research and development costs decreased to $41,650 from $60,000 for the six months ended March 31, 2015 and 2014, respectively. Our research and development costs decrease is related to our focus on our CipherLoc Encryption Technology.

Interest expense increased to $1,841 from $515 for the six months ended March 31, 2015 and 2014, respectively. Our interest expense increased as a result of the increase in outstanding borrowings on our lines of credits.

We recorded loss from discontinued operations of $869 compared to and to loss of $7,517 for the six months ended March 31, 2015 and 2014, respectively. The Company is currently engaged in the medical billing operations. Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At March 31, 2015, the Company had cash of $86,872.

We have an accumulated deficit at March 31, 2015 of $38,950,152 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has a revolving line of credit with Chase Bank with a balance as of March 31, 2015 in the amount of $0 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit at 4.00% interest rate which renews annually. The outstanding balance as of March 31, 2015 is $46,098.

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

Table of Contents	15

Uses of Cash

Our revolving lines of credit renew annually and we make significant principle payments to those lines to assure that they remain a line of credit.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	March 31, 2015	March 31, 2014
Net cash provided by (used in):
Operating activities	$(444,264)	$(100,693)
Investing activities	(-)	(-)
Financing activities	14,514	63,574

Operating Activities

Cash flows from operating activities. Our cash (used in) operating activities were $($444,264) and ($100,693) for the Six Months ended March 31, 2015 and 2014, respectively. The increase in cash provided by operations was primarily attributable to the decrease of revenue.

Financing Activities

Cash flows from financing activities. Cash (used in) provided by financing activities was ($14,514) and $63,574 for the six months ended March 31, 2015 and 2014, respectively. In the six months ended March 31, 2014, we repaid our line of credits and received proceeds of $7,514 and $58,574 from our line of credits and receive cash for the sale of common stock of $Nil and $5,000 six months ended March 31, 2015 and 2014, respectively.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	16

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were effective as of March 31, 2015. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	17

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2013 during our six months ended March 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	18

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
10.14	Licensing Agreement Code Robert, LLC and Sunset Angel Productions, LLC(11)
14	Code of Ethics(7)
16.1	Letter of GBH CPAs, PC, regarding change in independent registered public accounting firm(12)
17	Departure of Director and Officer (9)
19	Report to Security Holders re reverse stock split, name change and new trading symbol (10)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

Table of Contents	19

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015
(10)	Incorporated by reference to the Registrant’s Form 14-CDEF filed on September 12, 2014
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 13, 2015

Table of Contents	20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2015	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 20, 2015	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Principal Financial Officer

Table of Contents	21