Form 10-Q
period 2015-06-30
CIPHERLOC Corp
filed 2015-08-18
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2015
Common stock, $0.01 par value	2,951,985

Table of Contents	1

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Table of Contents	2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending September 30, 2015.

Table of Contents	3

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	September 30,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$90,567	$545,650
Accounts receivable	—	1,006
Assets attributable to discontinued operations	—	6,887
Total current assets	90,567	553,543

Proprietary technology, net	53,300	604,301
Intangible assets, net of accumulated amortization	194,500	—
TOTAL ASSETS	$338,367	$1,157,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$698,024	$649,452
Liabilities attributable to discontinued operations	—	18
Line of credit	42,097	53,612
Due to related party	74,211	—
Stock payable	—	7,000
Total current liabilities	814,332	710,082
TOTAL LIABILITIES	814,332	710,082

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of June 30, 2015 and September 30, 2014	100,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 2,951,587 and 2,834,737 issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	29,515	28,347
Additional paid-in capital	38,806,521	28,635,141
Accumulated deficit	(39,412,001)	(28,255,726)
Total stockholders' equity (deficit)	(475,965)	447,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$338,367	$1,157,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

CIPHERLOC CORPORATION
(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE	$—	$1,126,725	$431	$1,349,400
COST OF REVENUES	63,620	61,155	191,590	183,465

GROSS PROFIT	(63,620)	1,065,570	(191,159)	1,165,935

OPERATING EXPENSES:
General and administrative	251,770	1,079,306	10,535,766	2,447,524
Impairment	119,266	—	357,797	—
Research and development	27,195	—	68,845	20,000
Total operating expenses	398,231	1,079,306	10,962,408	2,467,524
OPERATING LOSS	(461,851)	(13,736)	(11,153,567)	(1,301,589)

OTHER (INCOME) AND EXPENSES
Interest expense	2	(1,656)	(1,839)	(2,171)
Total other (income) expenses	2	(1,656)	(1,839)	(2,171)

LOSS FROM CONTINUING OPERATIONS	(461,849)	(15,392)	(11,155,406)	(1,303,760)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	—	(5,376)	(869)	(12,893)

NET INCOME (LOSS)	$(461,849)	$(20,768)	$(11,156,275)	$(1,316,653)

NET INCOME (LOSS) PER COMMON SHARE - Basic and diluted:

Continuing operations	$(0.16)	$(0.00)	$(3.91)	$(0.01)

Discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Total	$(0.16)	$(0.00)	$(3.91)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and diluted	2,885,104	2,689,457	2,852,486	2,360,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	5

 CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED STATEMENT OF CASHFLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2015	2014

Net loss	$(11,156,275)	$(1,316,653)
Loss from discontinued operations	(869)	(12,893)
Net loss from continuing operations	(11,155,406)	(1,303,761)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Impairment of software	357,797	—
Depreciation and amortization	193,204	183,465
Stock-based compensation	9,930,800	1,623,369
Gain on cancellation of stock issued for services	(4,752)	—
Common stock issued for software sales	—	5,700
Changes in operating assets and liabilities:
Accounts receivable	7,006	1,437
Accounts payable and accrued liabilities	48,572	241,888
Net cash (used in) operating activities	(622,779)	752,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	74,211	8,299
Repayment of advances from officer	—	(8,299)
Proceeds from line of credit	—	103,529
Subscribed stock	(7,000)	—
Repayment of line of credit	(11,515)	(50,713)
Common stock issued for cash	112,000	15,000
Net cash provided by financing activities	167,696	67,816

(DECREASE) INCREASE IN CASH	(455,083)	819,914
CASH, BEGINNING OF YEAR	545,650	8,587
CASH, END OF YEAR	$90,567	$828,501

CASH PAID FOR:
Interest paid	$1,839	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Write-off of related party debt to additional paid-in capital	$—	$59,704
Common stock issued for purchase of software	$194,500	$6,000
Cancellation of stock rescinded for purchase of software	$6,000	$—
Cancellation of common stock	$150	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	6

CIPHERLOC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On March 15, 2015, the Company changed its name to Cipherloc Corporation. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective through the Amended Certificate as of March 23, 2015.

The Company has notified the Financial Industry Regulatory Authority (FINRA) of its name change and has received FINRA’s approval for a new trading symbol CLOK reflecting its new name. The name change and the 1-100 reverse split were announced March 20, 2015 in the Daily List and became effective on March 23, 2015. The financial statements as to shares and earning per share are restated as if the reverse split occurred on the first day of the first period being reported.

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

Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended September 30, 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended September 30, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Segment reporting change

With the placement into service of the Company’s encryption technology, the Company began a segment reporting structure to match the new operating structure and how the Company’s management views the business and allocates resources.

Reclassifications of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported condensed consolidated financial statements of the Company. See Note 10 for additional information on our segment reporting change.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at June 30, 2015 of $39,412,001 and needs additional cash to maintain its operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The Company impaired $119,266 and $357,797 for the three and nine month periods ending June 30, 2015

Fair Value of Financial Instruments

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

The following table summarizes fair value measurements by level at June 30, 2015 and September 30, 2014 for assets measured at fair value on a recurring basis:

	Level 1	Level 2		Level 3	Total
At June 30, 2015
Proprietary technology, net	$—		$—	$53,300	$53,300
Intangible assets, net of accumulated amortization	$—	$		$194, 500	$194,500
Total	$—		$—	$247,800	$247,800

At September 30, 2014
Proprietary technology	$—		$—	$604,301	$604,301
Total	$—		$—	$604,301	$604,301

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

NOTE 5 – Proprietary Technology

The following is a detail of software at June 30, 2015 and September 30, 2014:

	2015	2014
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Encryption Software Code	15,800	15,800
Evolve Software Code	25,000	25,000
Compose Rose Code	6,000	6,000
Acquisition of Doctor’s Network of America	10,000	10,000
Total intangible assets	1,282,406	1,282,406
Accumulated amortization of intangible assets (charged to cost of sales)	(861,310)	(668,105)
Accumulated impairment of assets	(367,766)	(10,000)
Total proprietary technology, net	$53,300	$604,301

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $63,320 and $61,155 for the three months ended June 30, 2015 and June 30, 2014 as compared to $193,204 and $183,465 for the nine months ended June 30, 2015 and 2014, respectively.

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

During the three months ended March 31, 2014, the Company and Antree agreed to unwind the acquisition of the software by the Company. Accordingly, the Company gave up all its rights for the use of the Compass Rose Code and all associated intellectual property rights, all computer software, patents, or formulas, algorithms licensed or sold under the project known as Compass Rose and the appropriate copyrights, patents, mask works, trademarks, service marks, internet domain names and world wide web uniform resource locators. In exchange for the Company giving up its rights to the Compass Rose Code, Antree agreed to the rescission and cancellation of the shares issued for the purchase. The Company cancelled the 2,000 shares issued to Antree and recorded a reduction to its capitalized intangible assets of $6,000 and a corresponding reduction of equity. The Company recorded a gain on the cancellation for the shares of $4,752.

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

Details of the classifications for net assets, liabilities and operations are shown below.

	June 30, 2015	September 30, 2014
Net liabilities of discontinued operations:
Accounts payable	$—	$18
Net liabilities of discontinued operations	$—	$18

Table of Contents	10

	Three Months Ended June 30,
	2015	2014
Discontinued operations:
Revenues	$—	$45,555
Operating expenses	—	50,931
(Loss) income from discontinued operations	$—	(5,376)

	Nine Months Ended June 30,
	2015	2014
Discontinued operations:
Revenues	$12,779	$176,607
Operating expenses	13,648	189,500
(Loss) income from discontinued operations	(869)	(12,893)

NOTE 7 – LINE OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 5.00% interest rate per annum which renews annually. As of June 30, 2015, the Company had borrowed $42,097 against the line of credit. During the nine months ended June 30, 2015, the Company repaid $11,515 of the outstanding balance and and paid $1,839 in interest expense related to the Mutual of Omaha line of credit. The line of credit was unsecured and is paid in full.

NOTE 8– RELATED PARTY TRANSACTIONS

The Company repaid $16,000 and $8,299 of the advances from the Company’s CEO in the nine months ended June 30, 2015 and 2014, respectively. The advances from the CEO are due on demand and do not accrue interest. As of June 30, 2015 and September 30, 2014, the amount owed to the CEO for advances was $74,211 and $0, respectively.

NOTE 9- EQUITY

As of June 30, 2015, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Nine months ended June 30, 2015

Stock Cancelled

The Company received $7,000 for the issuance of 50,000 shares of common stock recorded as stock payable and as of September 30, 2014 the common stock has not been issued by the Company. In the nine months ended March 31, 2015, the Company paid back the proceeds and did not issue the stock.

During the nine months ended June 30, 2015, the Company cancelled 2,150 shares of common stock. 2,000 of these shares were cancelled in relation to the Company giving back its rights to the Compass Rose Code. See Note 5. As part of the Antree rescission and cancellation, 150 shares were additionally cancelled that were issued in the year ended September 30, 2014, to one of the owners of Antree who provided additional programming services for improvements to the Compass Rose Code. The cancellation of the 150 shares was recorded as an adjustment to the Company’s par value, as no consideration was paid for the cancellation.

Table of Contents	11

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

Common Stock Issued for Cash

On March 18, 2015, the Company issued 5,000 restricted common shares to Entrust Group/Michael Hopkins for $5,000. On May 20, 2015 the Company issued 7,000 restricted common shares to Garry Zagami for $7,000. On June 18, 2015, the Company issued 50,000 restricted common shares to Common Wealth Management for $100,000.

Common Stock Issued for Services

On May 5, 2015 the Company issued 2,000 restricted common shares to Robert Wurzburg for his assistance in the production of an animated video for the Company. The shares had a value of $8,800 on the date of issue. Common Wealth Management received 5,000 restricted common shares from the Company on May 5, 2015 for commissions. The shares had a value of $22,000 on the date of issuance.

Common Stock Issued for Software Licensing

On April 21, 2015 the Company issued 50,000 shares of restricted common stock for the purchase of a software license as follows; 25,000 shares to Code Robert, LLC and 25,000 shares to Sunset Angel Productions, LLC.

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

Table of Contents	12

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended June 30,
	2015	2014
Revenues:
Cloud-MD	$—	$1,725
CipherLoc	—	1,125,000
Total revenues	$—	$1,126,725

Operating expenses:
Cloud-MD	$(19,693)	$(61,155)
Cipherloc	(27,195)	(30,684)
Corporate	(414,963)	(1,021,150)
Net Loss from Continuing Operations	$(461,851)	$(13,736)

	Nine months ended June 30,
	2015	2014
Revenues:
Cloud-MD	$431	$224,400
Cipherloc	—	1,125,000
Total revenues	$431	$1,349,400

Operating expenses:
Cloud-MD	$(10,535,766)	$(203,465)
Cipherloc	(45,715)	(30,684)
Corporate	(572,517)	(2,431,904)
Net Loss from Continuing Operations	$(11,153,567)	$(1,316,653)

	June 30, 2015	September 30, 2014
Identifiable assets:
Cloud-MD	$31,500	$583,507
CipherLoc	216,300	21,800
Corporate	90,567	552,537
Total identifiable assets	$338,367	$1,157,844

* * * * * * * * * * * *

Table of Contents	13

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial results and trends

Results of Operations for the Nine Months Ended June 30, 2015 and 2014

Revenue decreased to $431 from $1,349,400 for the nine months ended June 30, 2015 and 2014, respectively. Our revenues decreased as a result of our focus on the marketing of our CipherLoc Encryption Technology.

Cost of revenue was $191,590 and $183,465 for the nine months ended June 30, 2015 and 2014, respectively. Our cost of revenue was related to the amortization of the software costs placed into service.

Selling, general and administrative expenses increased to $10,535,766 from $2,447,524 for the nine months ended June 30, 2015 and 2014, respectively. The increase in our selling, general and administrative expenses is related to stock-based compensation. Research and development costs increased to $68,845 from $20,000 for the nine months ended June 30, 2015 and 2014, respectively. Our research and development costs increase is related to our focus on our CipherLoc Encryption Technology.

Interest expense decreased to $1,839 from $2,171 for the nine months ended June 30, 2015 and 2014, respectively. Our interest expense decreased as a result of the decrease in outstanding borrowings on our lines of credits.

We recorded a loss to income for discontinued operations of $869 and $12,893 for the nine months ended June 30, 2015 and 2014, respectively. The Company is currently engaged in the medical billing operations. Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business.  The Company discontinued its GPS operational device business in February 2010 (See “Note 6 - Discontinued Operations” to the accompanying Consolidated Financial Statements).

Table of Contents	14

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At June 30, 2015, the Company had cash of $90,567.

We have an accumulated deficit at June 30, 2015 of $39,412,001 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has a revolving line of credit with Chase Bank with a balance as of June 30, 2015 in the amount of $0 and a borrowing limit of $50,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha for a line of credit at 4.00% interest rate which renews annually. The outstanding balance as of June 30, 2015 is $42,097.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	June 30, 2015	June 30, 2014
Net cash provided by (used in):
Operating activities	$(622,779)	$752,098
Investing activities	—	—
Financing activities	167,696	67,816

Operating Activities

Cash flows from operating activities. Our cash (used in) operating activities were ($622,779) and $752,098 for the Nine Months ended June 30, 2015 and 2014, respectively. The increase of cash used in operations was primarily attributable to the stock compensation.

Table of Contents	15

Financing Activities

Cash flows from financing activities. Cash provided by financing activities was $167,696 and $67,816 for the nine months ended June 30, 2015 and 2014, respectively. In the nine months ended June 30, 2015, we repaid our line of credits of $11,515, received cash for the sale of common stock of $112,000 and subscribed stock of $7,000. For the same period in the prior year, we received cash from the sale of our common stock of $15,000.

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

Table of Contents	16

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were effective as of June 30, 2015. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	17

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

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended September 30, 2014 during our nine months ended June 30, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended June 30, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Table of Contents	18

ITEM 6.  EXHIBITS

Exhibits
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
10.14	Licensing Agreement Code Robert, LLC and Sunset Angel Productions, LLC (11)
14	Code of Ethics(7)
16.1	Letter of GBH CPAs, PC, regarding change in independent registered public accounting firm (12)
17	Departure of Director and Officer (9)
19	Report to Security Holders re reverse stock split, name change and new trading symbol (10)

The following exhibits are filed herein:

No.	Title
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
Table of Contents	19

(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015
(10)	Incorporated by reference to the Registrant’s Form 14-CDEF filed on September 12, 2014
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 13, 2015

Table of Contents	20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2015	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 17, 2015	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Principal Financial Officer

Table of Contents	21