Form 10-K
period 2015-09-30
CIPHERLOC Corp
filed 2016-01-27
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). [ ] Yes [X] No.

Aggregate market value of the voting stock held by non-affiliates: $11,731,143 as based on the closing price of the stock on January 27, 2016. The voting stock held by non-affiliates on that date consisted of 4,189,694 shares of common stock.

As of January 27, 2016, there were 4,512,555 shares of common stock, par value $0.01, and 10,000,000 shares of preferred stock, par value $0.01, issued and outstanding.

Documents Incorporated by Reference: None

 Cipherloc Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015 and 2014

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

PART I

ITEM 1. BUSINESS.

General

Cipherloc Corporation is a Technology and Services based Solutions Company for the rapidly expanding Cloud based Cyber Security industry. Cipherloc is based in Henderson, Nevada. The company has introduced an innovative and revolutionary new type of encryption technology with five international patents and two US patents pending and is the industry’s first “Polymorphic Cipher Engine”, called CipherLoc ® . It is the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (PKPA). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications: Banks, Financial transactions, Credit Cards, Securities, Stock and Bonds transactions, Emails, Phones, tablets, Servers and or computers, etc...

Our Company

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective through the Amended Certificate as of March 23, 2015. The Company has notified the Financial Industry Regulatory Authority (FINRA) of its name change and has received FINRA’s approval for a new trading symbol CLOK reflecting its new name. The name change and the 1-100 reverse split were announced March 20, 2015 in the Daily List and became effective on March 23, 2015. The financial statements as to shares and earnings per share are restated as if the reverse split occurred on the first day of the first period being reported.

In the year ended September 30, 2011, the Company introduced the Cloud-MD Office, a “Cloud Based”, 5010 ready and ICD-10 compliant, fully integrated and interoperable suite of medical software and services, designed by experienced healthcare analysts and programmers for healthcare providers, that produces “Actionable Information” to help Independent Physician Practices, New Care Delivery Models (ACO), Healthcare Systems and Billing Services optimize a wide range of business processes resulting in Increased Profits, Higher Quality, Greater Efficiency, Noticeable Cost Reductions and Better Patient Care. On September 29, 2015 the Company decided to sell the asset Cloud MD software. It was sold to an employee for $250,000 as set out in an Asset Purchase Agreement and Promissory Note attached to this report as an exhibit. The sale of Cloud MD closed on October 1, 2015.

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

Table of Contents	1

Item 1. Description of Business

CipherLoc® “To Defeat the Attacker” Software Product

CipherLoc is the first truly Polymorphic Cipher Engine that can be used in commercial, security sensitive applications and is far more secure than any cipher by itself. This PKPA Engine eliminates replay attacks because the cipher morphs quickly over time. It also rejects data access and injection, false commands, and data alteration. All such methods are keys to cyber intrusion, spoofing, and electronic attacks. CipherLoc® is one facet of a layered defense in depth protection plan for any organization. Cost effective and easy to use, the CipherLoc® Polymorphic Cipher Engine provides an electronic gate that restricts access to vital assets, production facilities, and distribution systems that comprise the backbone of today’s electronics based organizations.

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

CipherLoc - Development

CipherLoc is not a static product and because of its very nature will always be a “work-in-progress” so that it can always be one step ahead of contemporary hacking approaches. The CipherLoc initial proof-of-concept was done in conjunction with a major U.S. university recognized for its excellence in security instruction and research by the US Government. Today’s CipherLoc team consists of several PhD’s (math, computer science, electrical engineering and statistics), elite professors, one of whom is a Fulbright Scholar, graduate students and commercial software developers specializing in operating systems, networking and security. Collectively the development team has specialties and experience in computer science, information theory, ciphers, cryptography, set theory, tactical and strategic electronic warfare, wireless communications, networking, control systems, communications electronics, commercial telecommunications and military telecommunications. Members of the team have worked for some of the largest and most admired engineering companies in existence, have military security expertise, have designed security programs, audited utilities and other infrastructure facilities, designed legal chain of custody applications, created anti-piracy and HIPAA (defined below) programs, protected credit card information, and worked in defense industries. Cooperative research takes place at several different universities with innovative cyber security programs. Each professor leads research teams composed of specially selected researchers specializing in cutting edge mathematics and cryptography techniques for randomization and decryption. Both are used to simplify encryption algorithms and proactively “attack the hack.” The goal is to make hackers react to attacking methods in the cipher rather than to react to new attack methodologies used by the hackers. Members of the research and development team have published papers and books on cryptography and set theory, are Critical Infrastructure Protection (“CIP”) certified, are developing university programs in cyber security, and are considered experts in the field of cryptography.

Products and Services

Information Security (“IS”) offers CipherLoc, the most comprehensive security coverage available and easily complies with HIPAA guidelines. CipherLoc is a patented, state-of-the-art Polymorphic Cipher Engine that was created as an advance Polymorphic Key Progression Algorithm (“PKPA”) cipher engine. CipherLoc is an industry changing, ground breaking and innovative solution for making all digital communications virtually impenetrable, thus, giving any corporation or individual the capability to achieve virtually the same security offered by a One Time Pad (OTP), the most secure cipher solution known, without all of the disadvantages..

Table of Contents	2

CipherLoc Marketing

A new concentration of risks in the cloud is driving the creation of new threat vectors. These new threats, in turn, create uncertainty about the Internet-fueled growth plans of Intel, Google, Microsoft, Yahoo, Apple, Facebook, AT&T, Verizon and just about any tech hardware, software or services company you care to name.

The market for CipherLoc spans the entire spectrum of digital communications and covers every industry across the globe. Potential licenses for the CipherLoc family of encryption technology are in the 100’s of millions of client licenses.

Personnel

As of the date of this report, we have nine full-time employees.

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

Table of Contents	3

The independent auditor’s report on our financial statements for the year ended September 30, 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2015 of $43,138,826 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Table of Contents	4

The Company’s directors and officers may control the outcome of most matters submitted to a vote of shareholders.

The President/CEO, Director Mr. De La Garza control 90% (9,000,000) of the supermajority convertible preferred Series A shares which allows him to have 150 votes for each preferred share he holds. The Series A Preferred shareholder also has the right to convert those shares to common shares, on a 30 for 1 basis, once notice has been sent and approved by 50.1% of the preferred share holders.

Also, the officers and directors have changes in control provisions that allows for the full payment of salary and stock in case the company is taken over by a third party. In addition to the ability of these directors and officers of the Company to vote shares represent a significant majority of the total voting power of the Company’s common shares.  (See the officer employment agreements).

Under Texas law, common shares of the Company owned by the officers and directors may be voted in a manner in which those votes are determined by the directors, Michael De La Garza, Gino Mauriello and Eric Marquez. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and block a number of matters relating to any potential change of control of the Company.  See Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Table of Contents	5

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

Table of Contents	6

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

Table of Contents	7

Our Articles of Incorporation allow us to sell preferred stock without shareholder approval.

Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any additional vote or action by our shareholders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. For example we could issue preferred stock that has superior rights to dividends or is convertible into shares of common stock. This might adversely affect the market price of the common stock.

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

ITEM 3. LITIGATION

As of September 30, 2014 and 2015, we were involved in various collections matters; the defendants have asserted certain counterclaims.  While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, based on the current status of the matters, we believe that the resolution of these proceedings through settlement or judgment will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

ITEM 4. NOT APPLICABLE

Table of Contents	8

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market, and quoted on the Over the Counter Bulletin Board and can be accessed on the Internet at OTCQB markets.com under the symbol “CLOK.”

At September 30, 2015, there were 4,356,741 shares of common stock of the Company outstanding and there were 943 shareholders of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cipherloc’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2015
First Quarter (October – December 2015)	$3.10	$0.80
Second Quarter (January – March 2015)	$4.03	$0.88
Third Quarter (April - June 2015)	$5.00	$2.70
Fourth Quarter (July – September 2015)	$7.25	$3.23
Fiscal Year 2014
First Quarter (October – December 2013)	$3.00	$1.23
Second Quarter (January – March 2014)	$3.70	$1.10
Third Quarter (April - June 2014)	$10.00	$1.51
Fourth Quarter (July – September 2014)	$9.00	$2.00

Dividends

We did not declare any dividends for the year ended September 30, 2015. Our Board of Directors does not intend to declare dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cipherloc’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer located in Las Vegas, Nevada.

Recent sales of Unregistered Securities

Fiscal Year Ended September 30, 2015

Stock Issued for Cash

During the year ended September 30, 2015, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 1,147,500   shares of common stock for $2,283,000   in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), afforded by Rule 506 of Regulation D. There were an additional 25,000 shares issued for a stock subscription (proceeds not yet received).

Table of Contents	9

Stock Issued in Connection with acquisition of Software Licensing

During the year ended September 30, 2015, the Company issued 50,000 shares of common stock valued at $194,500 based on the market price on the date of grant in regards to the purchase of a software license known as XPSS in accordance with the Software Licensing Agreement. Each of the two owners received 25,000 shares.

Stock Issued for Services

During the year ended September 30, 2015, the Company issued 161,654 shares of common stock as compensation. The fair value of the shares was $994,665 and was recorded at the market price on the date of grant.

Stock Issued for Services Related Party

On September 18, 2015 the Company granted 140,000 common shares to its President/CEO, Michael De La Garza The fair value of the shares was $838,600 and was recorded at the market price on the date of grant.

Common Stock

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. On March 23, 2015 the common stock was reverse split on a 1 for 100 basis. There were 4,356,741 shares issued and outstanding as of September 30, 2015. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, at $0.01 par value and all are issued and outstanding as of September 30, 2015. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of our common stock. The CEO has been granted 9,000,000 shares of preferred stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

Table of Contents	10

The following information CONTAINS certain forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "PLAN," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Our Business

Cipherloc Corporation is a Technology and Services based Solutions Company for the rapidly expanding Cloud based Cyber Security industry. Cipherloc is based in Henderson, Nevada. The company has introduced an innovative and revolutionary new type of encryption technology with five international patents and two US patents and is the industry’s first “Polymorphic Cipher Engine”, called CipherLoc ® It is the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (PKPA). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications: Banks, Financial transactions, Credit Cards, Securities, Stock and Bonds transactions, Emails, Phones, tablets, Servers and or computers.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are litigation. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 4, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2015, Compared to Fiscal Year Ended September 30, 2014 (as restated)

Revenue is $0 for the years ended September 30, 2015 and 2014, respectively. Our revenue was restated in 2014 as a result of treating a previously recognized sale in that year as deferred revenue, not as revenue, and also due to an adjustment due to the discontinued operations of Cloud MD which resulted in a restatement of our year ended 2014 financials. There were no recognized sales in year ended 2015.

Cost of revenue was $0 for the years ended September 30, 2015 and 2014. Our cost of revenue was $0 due to lack of sales in 2015, and restated to $0 in 2014 due to discontinued operations .

General and administrative expenses increased to $12,886,202 for  the year ended September 30, 2015 from $2,810,606 for the year ended September 30, 2014. The increase in our general and administrative expenses is mostly related to the recognition of stock-based CEO compensation, a related-party transaction.

Table of Contents	11

Research and development costs increased to $227,650 from $0 for the years ended September 30, 2015 and 2014, respectively. Our research and development costs increase is related to our focus on our CipherLoc Encryption Technology and the purchase of XPSS Software for $194,500.  The software acquisition and development costs are treated as research and development, rather than as an asset, as the software being produced had not reached technological feasibility.

Interest expense decreased to $2,722 from $2,726 for the years ended September 30, 2015 and 2014, respectively. Our interest expense increased as a result of our use of credit cards for travel and our two lines of credit with Chase and Mutual of Omaha.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At September 30, 2015, the Company had cash of $1,993,406.

We have an accumulated deficit at September 30, 2015 of $43,138,826 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $1,500,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Sources of Cash

The Company has a credit card with Chase Bank with a balance as of September 30, 2015 in the amount of $0 and a borrowing limit of $23,500. We previously received advances from our Chief Executive Officer which we used to help fund our operations.

We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, our ability to raise cash through a Relation D offering and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Uses of Cash

Our revolving lines of credit renew annually and we make significant principal payments to those lines to assure that they remain an open line of credit.

Table of Contents	12

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(749,050)	$278,600
Financing activities	2,229,388	80,816

Operating Activities

Our cash provided by (used in) operating activities was $(749,050)   and $278,600 for the years ended September 30, 2015 and 2014, respectively. The decrease in cash provided by operations was primarily attributable to the decrease of revenue.

Investing Activities

Our cash used in investing operating activities was $0 for the years ended September 30, 2015 and 2014.

Financing Activities

Cash provided by financing activities was $2,229, 388 and $80,816 for the years ended September 30, 2015 and 2014, respectively. We received cash from the sale of our common stock of $2,283,000 and $37,000 for the years ended September 30, 2015 and 2014, respectively. During the year ended September 30, 2015, we repaid our lines of credit of $53,612.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Table of Contents	13

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

Table of Contents	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cipherloc Corporation (formerly National Scientific Corporation)

Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Cipherloc Corporation (formerly National Scientific Corporation) and its subsidiaries (collectively, the “Company”) as of September 30, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Cipherloc Corporation (formerly National Scientific Corporation) and its subsidiaries as of September 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit and has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 27, 2016

Table of Contents	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cipherloc Corporation

(Formerly National Scientific Corporation)

Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Cipherloc Corporation (formerly National Scientific Corporation) (the “Company”) as of September 30, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cipherloc Corporation (formerly National Scientific Corporation) as of September 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the consolidated financial statements for the year ended September 30, 2014 have been restated to correct for certain errors related to the Company’s recognition of revenue.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

December 29, 2014, except for the effects of the restatement discussed in Note 2 as to which the date is January 21, 2016.

Table of Contents	16

CIPHERLOC CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
		(Restated)
ASSETS

CURRENT ASSETS:
Cash	$1,993,406	$545,650
Assets attributable to discontinued operations	3,232	7,893
Total current assets	1,996,638	553,543

Proprietary technology, net	—	21,800
Assets attributable to discontinued operations – long-term	—	582,501
TOTAL ASSETS	$1,996,638	$1,157,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,100,945	$649,452
Liabilities attributable to discontinued operations	18	18
Deferred revenue	1,125,000	1,125,000
Line of credit	—	53,612
Stock payable	—	7,000
Total current liabilities	2,225,963	1,835,082
TOTAL LIABILITIES	2,225,963	1,835,082

STOCKHOLDERS' DEFICIT:
Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 and 4,000,000 issued and outstanding as of September 30, 2015 and 2014	100,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 4,356,741 and 2,834,737 issued and outstanding as of September 30, 2015 and 2014, respectively	43,567	28,347
Additional paid-in capital	42,815,934	28,635,141
Stock subscription	(50,000)	—
Accumulated deficit	(43,138,826)	(29,380,726)
Total stockholders' deficit	(229,325)	(677,238)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,996,638	$1,157,844

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	17

CIPHERLOC CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	September 30,
	2015	2014
		(Restated)
OPERATING EXPENSES:
General and administrative	12,886,202	2,810,606
Research and development	227,650	—
Total operating expenses	13,113,852	2,810,606
OPERATING LOSS	(13,113,852)	(2,810,606)

OTHER EXPENSES
Interest expense, net	2,722	2,726
Total other expenses	2,722	2,726

LOSS FROM CONTINUING OPERATIONS	(13,116,574)	(2,813,332)

LOSS FROM DISCONTINUED OPERATIONS	(641,526)	(25,129)

NET LOSS	$(13,758,100)	$(2,838,461)

NET LOSS PER COMMON SHARE - Basic and diluted:

Continuing operations	$(4.22)	$(1.14)

Discontinued operations	$(0.21)	$(0.01)

Total	$(4.43)	$(1.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and diluted	3,105,738	2,474,774

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	18

CIPHERLOC CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014
(RESTATED)

	Preferred Stock		Common Stock		Subscription	Additional	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance at SEPTEMBER 30, 2013	4,000,000	$40,000	2,146,242	$21,462	$—	$26,908,503	$(26,542,265)	$427,700

Common stock issued for asset acquisition			2,000	20		5,980		6,000

Common stock issued to officers for services			317,500	3,175		663,575		666,750

Common stock issued for the purchase of billing software			2,200	22		5,678		5,700

Common stock issued for consulting services			364,925	3,649		954,720		958,369

Common stock issued for cash			1,870	19		36,981		37,000

Write-off of related party debt						59,704		59,704

Net loss (Restated)							(2,838,461)	(2,838,461)

Balance at SEPTEMBER 30, 2014	4,000,000	$40,000	2,834,737	$28,347	$—	$28,635,141	$(29,380,726)	$(677,238)

Preferred stock issued to officers	6,000,000	60,000	—	—		9,840,000		9,900,000

Common stock rescinded for purchase of asset			(2,000)	(20)		(4,732)		(4,752)

Cancellation of stock			(150)	(2)		2		—

Common stock issued for cash			1,147,500	11,475		2,271,525		2,283,000

Table of Contents	19

CIPHERLOC CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Restated)
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014 (Continued)

	Preferred Stock		Common Stock		Subscription	Additional	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)

Common stock issued for subscription receivable			25,000	250	(50,000)	49,750		—

Common stock issued for service			161,654	1,617		993,048		994,665

Common stock issued to officers			140,000	1,400		837,200		838,600

Common stock issued for software licensing			50,000	500		194,000		194,500

Net loss							(13,758,100)	(13,758,100)

Balance at SEPTEMBER 30, 2015	10,000,000	$100,000	4,356,741	$43,567	$(50,000)	$42,815,934	$(43,138,826)	$(229,325)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	20

CIPHERLOC CORPORATION
(Formerly National Scientific Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2015	2014 (Restated )

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,758,100)	$(2,838,461)
Loss from discontinued operations	641,526	25,129
Loss from continuing operations	(13,116,574)	(2,813,332)
Adjustments to reconcile net loss from continuing operations to net cash
(used in) provided by operating activities:
Stock issued for compensation	11,733,265	1,625,119
Stock issued with licensing agreements	194,500	5,700
Gain on cancellation of stock	(4,752)	—
Changes in operating assets and liabilities:
Accounts receivable	—	6,326
Accounts payable and accrued liabilities	451,511	322,787
Deferred revenue	—	1,125,000
Stock payable	(7,000)	7,000
Net cash used in operating activities	(749,050)	278,600
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	—	8,299
Repayment of advances from officer	—	(8,299)
Proceeds from line of credit	—	103,529
Repayment of line of credit	(53,612)	(59,713)
Common stock issued for cash	2,283,000	37,000
Net cash provided by financing activities	2,229,388	80,816
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating	(32,582)	202,647
Investing	—	(25,000)
Net cash flows from Discontinued Operation	(32,582)	177,647
INCREASE IN CASH	1,447,756	537,063
CASH, BEGINNING OF YEAR	545,650	8,587
CASH, END OF YEAR	$1,993,406	$545,650
CASH PAID FOR:
Interest paid	$2,836	$2,726
Taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Cancellation of common stock issued	$150	$—
Stock Subscription receivable	$50,000	$—
Write-off of debt - related parties	$—	$59,704
Common stock issued for purchase of software	$—	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	21

CIPHERLOC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1- DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective through the Amended Certificate as of March 23, 2015.

The Company has notified the Financial Industry Regulatory Authority (FINRA) of its name change and has received FINRA’s approval for a new trading symbol CLOK reflecting its new name. The name change and the 1-100 reverse split were announced March 20, 2015 in the Daily List and became effective on March 23, 2015. The financial statements as to shares and earnings per share are restated as if the reverse split occurred on the first day of the first period being reported.

On November 21, 2012, the Company purchased from CipherSmith, LLC a complete source code, intellectual property rights, all computer software or algorithm licensed or sold under CipherSmith, and appropriate copy rights, patents, mask works, trademarks, service marks, internet domain names or world wide web URS. Since 2012, the Company has tested the software application and created a commercial product for distribution of its encryption technology. The Company is will continue to develop more applications for consumer usage in the future, and is solely focused on the Cipherloc encryption products.

On September 30, 2015, the Company decided to sell Cloud MD. Cloud MD was a business segment that provided cloud based medical software and services, designed for healthcare providers. The details of the sale were finalized in October 2015. By selling Cloud MD, the Company will allocate all resources towards the Cipherloc encryption development. The Cloud MD component is presented as a discontinued operation as more fully described in Note 7.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restatement reflects adjustments to correct errors identified by management related to the Company’s revenue recognition of a transaction that occurred during the year ended September 30, 2014. The effect of the restatement was material on the Company’s Balance Sheets, Income Statement and Statement of Cash Flows. The nature and impact of these adjustments are described below.

Revenue Recognition

During the year ended September 30, 2014, the Company recorded software revenue related to the sale of a license for its Cipherloc software to a third-party. Management subsequently determined that a lack of delivery of the software to the customer did not allow for revenue recognition during the year ended September 30, 2014. The Company has corrected the classification of this amount ($1,125,000) as a reduction to software revenue and an increase to deferred revenue.

For the year ended September 30, 2014

The results of the restatements are summarized as follows:

Table of Contents	22

Consolidated Balance Sheets as of September 30, 2014:

	As reported	Restatement Adjustment	As restated
Deferred revenue	$—	$1,125,000	$1,125,000
Accumulated deficit	(28,255,726)	(1,125,000)	(29,380,726)

Consolidated Statements of Operations for the year ended September 30, 2014:

	As reported	Restatement Adjustment	Discontinued Operations Adjustment	As restated
Revenue	$1,339,155	$(1,125,000)	$(214,155)	$—
Cost of revenues	240,270	(40,000)	(200,270)	—
Operating expenses	(2,848,486)	—	37,880	(2,810,606)
Loss from continuing operations	(1,752,031)	—	(1,508,575)	(2,810,606)
Loss from discontinuing operations	38,570	—	(13,441)	25,129
Basic and diluted loss per common share	$(0.01)	$(1.14)	$(0.01)	$(1.15)

Consolidated Statements of Cash Flows for the year ended September 30, 2014:

	As reported	Adjustment	Discontinued Operations Adjustment	As restated
Net loss	$(1,713,461)	$(1,125,000)	$25,129	$(2,813,332)
Net cash provided by operating activities	$481,247)	$—	$(202,647)	$278,600
Net cash used in investing activities	$(25,000)	$—	$25,000	$—

NOTE 3 – BASIS OF PRESENTATION

Segment reporting change

The Company’s Board of Directors approved the sale of Cloud-MD as of September 30, 2015. The sale occurred in October 2015. Since the assets of the segment are held for sale as of September 30, 2015, this has resulted in discontinued operations presentation (see Note 7) and due to the discontinued operations presentation there are no longer reportable segments.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at September 30, 2015 of $43,138,826 and needs additional cash to maintain its operations.

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

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Table of Contents	23

Legal

The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

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

In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2015 and 2014, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At September 30, 2015, approximately $1,743,406 of the Company’s cash balance was uninsured. At September 30, 2014, approximately $294,927 of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The Company impaired software in the amount of $347,477 associated with discontinued operations.

Fair Value of Financial Instruments

The Company's financial instruments consisted primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
Table of Contents	24

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions for the years ended September 30, 2015 or 2014.

Revenue Recognition

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

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

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized. The Company also recognizes annual subscription fees for virtual servers and subscription and small usage fees and those revenues are based on a 48-month lease, the Company would amortize the revenue over the life of the agreement of 48 months.

The Company has deferred revenue of $1,125,000 as of September 30, 2015 and 2014.

Table of Contents	25

Sales Commissions

The Company pays commissions, including sales bonuses, to the direct sales force related to revenue transactions under sales compensation plans established annually. The commission payments are typically accrued on the date of sale and paid in the month following execution of the customer contracts. The Company paid commissions of $0 and $37,000 for the years ended September 30, 2015 and 2014 respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs incurred in our continuing operations for the years ended September 30, 2015 and 2014 were $227,650 and $0,  respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. There were no options or warrants issued by the Company during the years ended September 30, 2015 and 2014.

Stock issued to employees and non-employees

The Company measures the compensation cost using the fair value based method. This method uses the fair value at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2015 and 2014, the Company had 10,000,000 and 4,000,000 shares of preferred stock outstanding which are convertible into 15,000,000,000 and 6,000,000 shares of common stock.

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

Recent Accounting Announcements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's financial statements.

Table of Contents	26

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements--Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company's financial statements.

In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (1) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 6 – PROPRIETARY TECHNOLOGY

The following is a detail of software at September 30, 2015 and September 30, 2014:

	2015	2014
Encryption Software Code	$15,800	$15,800
Compose Rose Code	6,000	6,000
Acquisition of Doctor’s Network of America	10,000	10,000
Total intangible assets	31,800	31,800
Accumulated impairment of assets	(31,800)	(10,000)
Total proprietary technology, net	$—	$21,800

NOTE 7- DISCONTINUED OPERATIONS  – Doctor’s Network of America (DNA)

On March 16, 2013, the Company closed the acquisition with the final payment for DNA. Subsequent to the transaction closing, the sellers refused to pay the transaction fees for medical billing contracts that were processed. The Company filed a lawsuit against the sellers for Breach of Contract among other things in June of 2013. During that time, the Company believes the sellers began contacting all billing contract holders and interfered with the acquisition of all the assets from the transaction. Consequently, the accompanying consolidated financial statements reflect the assets, liabilities and operations of DNA as net assets attributable to discontinued operations, net liabilities attributable to discontinued operations and loss from discontinued operations.

Details of the classifications for net assets, liabilities and operations are shown below.

	September 30, 2015	September 30, 2014
Net liabilities attributable to discontinued operations:
Accounts payable	$—	$18
Net liabilities of discontinued operations	$—	$18

	Year ended September 30,
Loss From	2015	2014
Discontinued operations:
Revenues	$—	$207,980
Operating expenses	—	169,410
Income from discontinued operations	$—	$38,570

Table of Contents	27

Cloud MD Sale

The Company’s  Board of Directors believed that it was in the best interest of the Company to discontinue the former business operation Cloud MD. During September 2015, the Cloud MD business segment was discontinued and a plan of sale of the segment was approved.   The Cloud MD sale occurred in October 2015 as a $250,000 note payable from the buyer. Accordingly, the assets, which had a net book value of zero as of September 30, 2015, qualified as held for sale and the Company has presented Cloud MD as discontinued operations.

Details of the classifications for revenues, operating expenses and operations are shown below.

	Year ended September 30,
	2015	2014
Discontinued operations:
Revenues	$—	$220,000
Operating expenses	(641,526)	(283,699)

Income from discontinued operations	$(641,526)	$(63,699)

	September 30,
	2015	2014
Net assets attributable to discontinued operations:	—	—
Intangible Software	—	582,501
Net liabilities of discontinued operations	—	—

The cumulative discontinued operations resulted in revenues and cost of revenues totaling $427,980, net for the year ended September 30, 2014.

NOTE 8 – LINE OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 5.00% interest rate per annum, which renews annually. As of September 30, 2014, the Company had $53,612 outstanding against the line of credit. The line of credit was unsecured and was paid in full and closed prior to September 30, 2015.

NOTE 9– RELATED PARTY TRANSACTIONS

The advances from the CEO are due on demand and do not accrue interest. These advances are included in accounts payable and accrued liabilities on the balance sheet. As of September 30, 2015 and 2014, the amount owed to the CEO for advances was $1,205 and $0, respectively.

NOTE 10– COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. As of September 30, 2014 and 2015, we were involved in various collections matters; the defendants have asserted certain counterclaims. All known liabilities are accrued based on our best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, based on the current status of the matters, our management and legal counsel believe that the resolution of these proceedings through settlement or judgment will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

Table of Contents	28

Employment Contracts

Other than the employment contract with our CEO, we have an employment agreement with Albert Carlson as our Chief Scientist (“The Agreement.”) The Agreement is for a term of one year, commencing on September 1, 2015 and expiring on August 31, 2016 with three one year extensions. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Dr. Carlson shall receive an annual base salary of $150,000. If, at any time during the term of the Agreement, Dr. Carlson is terminated "without cause," he will be entitled to receive a cash payment equal to the aggregate compensation payable to him during the remaining term of the Agreement. The terms of the employment agreement are incorporated by reference and was filed with our Form 8-K on September 4, 2015.

Sales and Marketing Agreements

We have an agreement with Complete Wealth Management (“The Consultant”) to provide sales and marketing services. The consulting agreement is for 24 months, effective on May 4, 2015. As compensation for consulting services, the Company will grant to the Consultant a 10% commission. Compensation is payable 30 days after closing of a sale, and will be paid in 5% common stock bearing a restrictive legend pursuant to Rule 144 and 5% in cash.

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000;
iii.	The issuance of shares equal to the greater of 1% of the then issued and outstanding shares of the Company annually, or 3,000,000 shares. The Company issued these shares in March 2014.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

The prior CFO resigned in December 2014, so the Company is no longer obligated to abide by the former CFO’s contract.

Table of Contents	30

NOTE 11- EQUITY

As of September 30, 2015, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01. As of September 30, 2014, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01 per share. The Company issued 25,000 shares of stock for a subscription receivable for $50,000 during the year ended September 30, 2015.

Preferred Stock

On February 5, 2015, the Company issued 6,000,000 shares of its Series A Preferred Stock to its CEO. As of September 30, 2015, the Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. The Company recorded $9,900,000 as stock compensation based on the market value of the Company’s common stock on the date of grant. As of February 17, 2015, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Preferred A shares can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders. During November 2015, the conversion rate for the Series A preferred stock was modified (See Note 13).

Fiscal Year Ended September 30, 2015

During the year ended September 30, 2015, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 1,147,500 shares of common stock for $2,283,000 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), afforded by Rule 506 of Regulation D.

Stock Issued in Connection with acquisition of Software Licensing

During the year ended September 30, 2015, the Company issued 50,000 shares of common stock valued at $194,500 based on the market price on the date of grant in regards to the purchase of a software license known as XPSS in accordance with the Software Licensing Agreement.  Each of the two owners received 25,000 shares.

Stock Issued for Services

During the year ended September 30, 2015, the Company issued 161,654 shares of common stock as compensation. The fair value of the shares was $994,665 including stock that vested immediately and a performance base grant, and was recorded at the market price on the date of grant. The issuance of the immediately vesting stock was as follows:

Date	Per Share	Shares	Fair Value
5/5/2015	4.40	5,000	$22,000
5/5/2015	4.40	2,000	8,800
7/31/2015	7.00	28,750	201,250
9/18/2015	5.99	53,820	322,382
7/31/2015	7.00	5,000	35,000
9/18/2015	5.99	25,000	149,750
9/18/2015	5.99	25,000	149,750
8/28/2015	7.00	5,000	35,000
8/24/2015	6.00	5,000	30,000
8/24/2015	6.00	5,000	30,000
		159,570	983,932

Table of Contents	31

Stock Issued for Performance

Dr. Carlson shall be entitled to a performance bonus of 50,000 shares of Cipherloc stock to be paid at such time as the CipherLoc Polymorphic Hardware Engine can be demonstrated to function as a working, complete, product capable of being manufactured in facilities that would normally produce standard Field Programmable Gate Array chips. Management has determined that it is probable that the award will vest. Accordingly, the Company recognized 2,084 shares during 2015 and compensation expense of $10,733 during the year ended September 30, 2015. The unvested portion of the award will be recognized over the implied service period of twenty-four months.

Date	Per Share	Shares	Fair Value
9/30/2015	5.15	2,084	$10,733

Stock Issued for Services Related Party

On September 18, 2015 the Company granted 140,000 common shares to its President/CEO, Michael De La Garza. The fair value of the shares was $838,600 and was recorded at the market price on the date of grant.

Fiscal Year Ended September 30, 2014

Stock Issued for Cash

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

Table of Contents	32

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

NOTE 12 - INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $27.9 million available to offset future taxable income.   For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

For the years ended September 30, 2015 and 2014, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carryforward and the related valuation allowance.

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

NOTE 13 - SUBSEQUENT EVENTS

On October 1, 2015, a promissory note for $250,000 was signed and delivered to the Company for the sale of Cloud MD business component. The terms of the promissory note are that $50,000 will be paid annually over 5 years with interest at 3% per annum.

Table of Contents	33

Between October 1, 2015 and January 27, 2016, the Company sold 132,500 shares for cash in the amount of $265,000 in private placement deposits and also issued 5,000 shares for services.

During November 2015, the Company had a modification of a preferred stock grant. The old grant is preferred convertible at a 1.5 to 1 ratio and the new grant is preferred convertible at a 30 to 1 ratio. In accordance with ASC 718-20-25-3, a modification of a stock grant is treated as an exchange of the old grant (at a 1.5 to 1 ratio) for a new grant (at a 30 to 1 ratio). Thus, the fair value of the new grant, computed on the date of grant will be compared with the fair value of the old grant. If the fair value of the new grant exceeds the fair value of the old grant, the difference will be recognized as incremental expense.

Table of Contents	34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2015. We have identified  material weaknesses in our internal controls as follows; a lack of sufficient accounting staff which results in inadequate segregation of duties, an insufficient number of personnel familiar with financial reporting and SEC accounting requirements, inadequate monitoring and review controls over financial reporting and disclosures as well as transaction processing, insufficient written policies and procedures for accounting and financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	35

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	36

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

Name	Age	Title
Michael De La Garza	57	Chairman, CEO, President, Chairman
Eric Marquez	46	Chief Financial Officer, Secretary, Treasurer, Director
Gino Mauriello	40	Director
Albert Carlson PhD	56	Chief Scientist

The chief executive officer and director and officers of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

Michael De La Garza, 57 years of age has 25 years experience in the software industry as an executive officer and founder of numerous companies both private and publicly traded. His career started in 1991 as the COO of a medical imaging company and subsequently founded or co-founded three other software companies where he served as President and/or CEO. Michael studied computer science at South West Texas State University and received a Computer Science Technical degree from Danforth Technical College in 1980

Eric Marquez, 46 years of age, has been involved in finance, accounting, business and tax advisory services to various businesses and individuals for more than 15 years. He is a graduate of Appalachian State University, with a Bachelor of Science in Business Administration, Finance, Economics and Banking. There are no transactions involving the newly appointed Chief Financial Officer that are reportable under Item 404(a) of Regulation S-K.

Gino Mauriello, 40 years of age, is a CPA and graduated with a Bachelors of Science in Business Administration with an emphasis in Accounting, from University of Nevada, Las Vegas. He is a Certified Public Accountant with an emphasis in tax for individuals and their companies. He performs audits for clients in specific industries. There is no compensation at this time for Directors. There are no transactions involving the newly appointed Director that are reportable under Item 404(a) of Regulation S-K.

Albert Carlson PhD, 56 years of age and on September 1, 2015 was appointed Chief Scientist of the Company. Dr. Carlson oversees the development of the Company’s CipherLoc® Suite of products and reports directly to the President/CEO. Dr. Carlson created and led teams advancing the state-of-the-art in more than six embedded, computer, and electrical engineering sectors, creating new markets, products, and value for exploitation. He has extensive experience in on-time design to delivery while remaining under budget at all levels of engineering. Additionally, he has worked in many areas of engineering and has focused extensive world knowledge, as well as deep algorithmic, set theory, mathematical, and design expertise. Dr. Carlson holds a PhD in Computer Science from the University of Idaho. There are no transactions involving the newly appointed Chief Scientist that are reportable under Item 404(a) of Regulation S-K.

Audit Committee

The Company does not have an audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Table of Contents	37

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

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2015, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2015 and 2014, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

Table of Contents	38

2015 and 2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (S)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael De La Garza	2014	199,647	—	—	—	—	—	—		199,647
CEO, President & Chairman	2015	348,098	362,500	11,114,225	—	—	386,344	36,000	(i)	12,247,167

Pamela Thompson,	2014	117,500	—	—	—	—	—	—		117,500
CFO*	2015	161,250	37,500	267,750	—	—	—	30,000	(i)	496,500

Eric Marquez, Director, CFO	2015	7,500

Gino Mauriello, Director	2015	0

Albert Carlson, CSO	2015	12,500

* Resigned on December 30, 2014. Consists of compensation per her employment contract

(i)   All other compensation consists of remunerations for auto and health insurance costs.

Table of Contents	39

2014 and 2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Michael De La Garza	2014 2015	—	—	—	—	—	—	—	—	—

Pamela Thompson	2014 2015	—	—	—	—	—	—	—	—	—

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

On January 7, 2015, the Board of Directors appointed Eric Marquez as the new Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors.

On January 7, 2015 the Board of Directors appointed Gino Mauriello as a member of the Board of Directors.

On September 1, 2015 the Board of Directors appointed Albert Carlson as the Company’s Chief Scientist.

Employment Contracts

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013. The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The terms of the employment agreement are incorporated by reference and was filed with our Form 10-K on October 10, 2013.

Table of Contents	40

We have an employment agreement with Albert Carlson as our Chief Scientist. The Agreement is for a term of one year, commencing on September 1, 2015 and expiring on August 31, 2016 with three one year extensions. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Dr. Carlson shall receive an annual base salary of $150,000. If, at any time during the term of the Agreement, Dr. Carlson is terminated "without cause," he will be entitled to receive a cash payment equal to the aggregate compensation payable to him during the remaining term of the Agreement. The terms of the employment agreement are incorporated by reference and was filed with our Form 8-K on September 4, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of December 23, 2015 based on 4,512,555 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address	Nature of		Percent
of Beneficial Owners (1)	Beneficial Ownership (2)	Amount	Ownership
Michael De La Garza(3)	Common Stock	330,000	14.4%
Incl/MSR, LLC	Common Stock	322,461
c/o Cipherloc	Preferred Stock	9,000,000
1291 Galleria Drive, Suite 200 Henderson, NV 89014

Gino Mauriello	Common Stock	500	>1%
c/o Cipherloc
1291 Galleria Drive, Suite 200 Henderson, NV 89014

Eric Marquez	Common Stock	0
c/o Cipherloc
1291 Galleria Drive, Suite 200 Henderson, NV 89014

Albert Carlson	Common Stock	3,668	>1%
c/o Cipherloc
1291 Galleria Drive, Suite 200 Henderson, NV 89014

All Officers and Directors
As a Group (4persons)	Common Stock	656,629	14.5%

* Less than 1%.

1.	C/o our address, 1291 Galleria Drive, Suite 200, Las Vegas NV 89014, unless otherwise noted.
2.	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
3.	Preferred stock has voting rights of 150 per share. MSR, LLC holds 3,000,000 of the 9,000,000 preferred shares that are all controlled by Michael De La Garza.

Table of Contents	41

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000 shares, at $0.01 par value. There were 4,356,741 shares of common stock issued and outstanding as of September 30, 2015.

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, at $0.01 par value and 10,000,000 are issued and outstanding as of September 30, 2015. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 10,000,000 shares of preferred stock that were issued as follows; 3,000,000 to our CEO and 1,000,000 to a trust created by our former CFO on April 11, 2011 and 6,000,000 to our CEO on February 3, 2015. The shares were valued at the trading price of the common stock of $0.0095 on April 11, 2011 and recorded as an expense of $38,000. The shares issued on February 5, 2015 were valued at the trading price of the common stock of $1.10.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Preferred A shareholders are entitled to 150 votes per share.

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

Table of Contents	42

Convertible Securities

The Company has no convertible securities as of September 30, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company repaid $95,211 and $8,299 of the advances from the Company’s CEO in the years ended September 30, 2015 and 2014, respectively. The advances from the CEO are due on demand and do not accrue interest. As of September 30, 2015 and 2014, there is $1,205 and $0 owed to the CEO for advances respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by GBH CPAs, PC for the audit of the Company’s annual financial statements for fiscal years ended September 30, 2014 were approximately $50,000.

The aggregate fees billed by Malone-Bailey, LLP for the audit of the Company’s annual financial statements for fiscal year ended September 30, 2015 were approximately $22,000.

Audit-Related Fees. The aggregate fees billed by Malone-Bailey, LLP, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2015 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by Malone-Bailey, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2015 were $0.

All Other Fees. The aggregate fees billed by Malone-Bailey, LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended September 30, 2015 were $0.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2015 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

Table of Contents	43

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Amendment to Preferred Shares (9)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
10.14	Licensing Agreement Code Robert, LLC and Sunset Angel Productions, LLC (11)
10.15	Employment Agreement Dr. Albert Carlson (10)
10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software(9)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.
(9)	Incorporated herein
(10)	Incorporated by reference to Form 8-K filed on September 4, 2015
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015

Table of Contents	44

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: January 27, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: January 27, 2016	By: /s/ Eric Marquez
Eric Marquez
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 27, 2016	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: January 27, 2016	By: /s/ Eric Marquez
Eric Marquez
Director

Table of Contents	45