Form 10-K/A
period 2015-09-30
CIPHERLOC Corp
filed 2016-02-04
CIK 1022505

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

Aggregate market value of the voting stock held by non-affiliates: $11,731,143 as based on the closing price of the stock on February 4, 2016. The voting stock held by non-affiliates on that date consisted of 4,189,694 shares of common stock.

As of February 4, 2016, there were 4,512,555 shares of common stock, par value $0.01, and 10,000,000 shares of preferred stock, par value $0.01, issued and outstanding.

Documents Incorporated by Reference: None

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Cipherloc Corporation (the “Company”) for the year ended September 30, 2015 as originally filed with the Securities and Exchange Commission on January 27, 2016 (the “Original Filing”).

This Form 10-K/A amends the Original Filing in that it was filed before being given clearance to by its independent auditors. The Company was advised on the date of filing by its independent accountant and its prior independent accountant that the final review by the prior independent accountant had not been completed. The required clearances have now been received.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are litigation. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 5, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

Financing Activities

Cash provided by financing activities was $2,229,388 and $80,816 for the years ended September 30, 2015 and 2014, respectively. We received cash from the sale of our common stock of $2,283,000 and $37,000 for the years ended September 30, 2015 and 2014, respectively. During the year ended September 30, 2015, we repaid our lines of credit of $53,612.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit and has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 4, 2016

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

December 29, 2014, except for the effects of the restatement discussed in Note 2 as to which the date is January 27, 2016.

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

Revenue Recognition

During the year ended September 30, 2014, the Company recorded software revenue related to the sale of a license for its Cipherloc software to a customer. The Company’s management reviewed the recognition of revenue for the sale of the license in accordance with its accounting policy. Management believed that the Company had met all the criteria for revenue recognition, as the Company had a signed contract with the customer, the license fee was fixed and collected, and the Company had delivered to the customer as of September 30, 2014. During the year ended September 30, 2015, the Company received various communications from the customer regarding the delivery of the software. As a result, the Company has determined that full delivery had not occurred as of September 30, 2014. Accordingly, the Company has restated its financial statements for the year ended September 30, 2014 to reflect the payment of the license fee as deferred revenue until the Company has achieved independent verification of delivery. The amount remains as deferred revenue as of September 30, 2015.

For the year ended September 30, 2014

The results of the restatements are summarized as follows:

Table of Contents	22

Consolidated Balance Sheets as of September 30, 2014:

	As Reported	Adjustment	As Restated
Deferred revenue	$—	$1,125,000	$1,125,000
Accumulated deficit	(28,255,726)	(1,125,000)	(29,380,726)

Consolidated Statements of Operations for the year ended September 30, 2014:

	As Reported	Adjustment	Discontinued Operations Adjustment	As Restated
Revenue	$1,339,155	$(1,125,000)	$(214,155)	$—
Cost of revenues	240,270	(40,000)	(200,270)	—
Operating expenses	(2,848,486)	—	37,880	(2,810,606)
Loss from continuing operations	(1,752,031)	(1,085,000)	23,699	2,813,332
Loss from discontinuing operations	38,570	—	(13,441)	25,129
Basic and diluted loss per common share	$(0.01)	$(1.14)	$(0.01)	$(1.15)

Consolidated Statements of Cash Flows for the year ended September 30, 2014:

	As Reported	Adjustment	Discontinued Operations Adjustment	As Restated
Net loss	$(1,713,461)	$(1,125,000)	$25,129	$(2,813,332)
Net cash provided by operating activities	$481,247)	$—	$(202,647)	$278,600
Net cash used in investing activities	$(25,000)	$—	$25,000	$—

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

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2015 and 2014, the Company had 10,000,000 and 4,000,000 shares of preferred stock outstanding which are convertible into 15,000,000 and 6,000,000 shares of common stock.

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

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013.  The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors.
ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:
a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;
b.	The Company's earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer's bonuses, on a consolidated basis for any year is at least $1,000,000;
iii.	The issuance of shares equal to the greater of 1% of the then issued and outstanding shares of the Company annually, or 3,000,000 shares. The Company issued these shares in March 2014.
iv.	The issuance of common stock on each anniversary date of the employment agreement of 5,000,000 shares and issuance of common stock for every acquisition granting 5,000,000 shares for DNA, 5,000,000 shares for CipherSmith, LLC, and 1,000,000 shares for MediSouth, LLC.
v.	An automobile allowance of $1,500 per month.
vi.	A medical insurance allowance of $1,500 per month.
vii.	In the event the executive's employment is terminated without cause he will receive the entire contract remaining on the agreement.

The prior CFO resigned in December 2014, so the Company is no longer obligated to abide by the former CFO’s contract.

Table of Contents	29

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

Stock Issued for Services

During the year ended September 30, 2015, the Company issued 161,654 shares of common stock as compensation. The fair value of the shares was $994,665 including stock that vested immediately and a performance base grant, and was recorded at the market price on the date of grant. The issuance of the immediately vesting stock was as follows:

Date	Per Share	Shares	Fair Value
5/5/2015	4.40	5,000	$22,000
5/5/2015	4.40	2,000	8,800
7/31/2015	7.00	28,750	201,250
9/18/2015	5.99	53,820	322,382
7/31/2015	7.00	5,000	35,000
9/18/2015	5.99	25,000	149,750
9/18/2015	5.99	25,000	149,750
8/28/2015	7.00	5,000	35,000
8/24/2015	6.00	5,000	30,000
8/24/2015	6.00	5,000	30,000
		159,570	983,932

Table of Contents	30

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

Table of Contents	31

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

Table of Contents	32

Between October 1, 2015 and February 4, 2016, the Company sold 132,500 shares for cash in the amount of $265,000 in private placement deposits and also issued 5,000 shares for services.

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

Table of Contents	33

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2015. We have identified  material weaknesses in our internal controls as follows; a lack of sufficient accounting staff which results in inadequate segregation of duties, a restatement related to the inability to prove delivery of software, an insufficient number of personnel familiar with financial reporting and SEC accounting requirements, inadequate monitoring and review controls over financial reporting and disclosures as well as transaction processing, insufficient written policies and procedures for accounting and financial reporting.

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

Table of Contents	34

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

Table of Contents	35

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

Table of Contents	36

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

Table of Contents	37

2015 and 2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (S)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael De La Garza	2014	199,647	—	—	—	—	—	—		199,647
CEO, President & Chairman	2015	348,098	362,500	11,114,225	—	—	386,344	36,000	(i)	12,247,167

Pamela Thompson,	2014	117,500	—	—	—	—	—	—		117,500
CFO*	2015	161,250	37,500	267,750	—	—	—	30,000	(i)	496,500

Eric Marquez, Director, CFO	2015	7,500

Gino Mauriello, Director	2015	0

Albert Carlson, CSO	2015	12,500

* Resigned on December 30, 2014. Consists of compensation per her employment contract

(i)   All other compensation consists of remunerations for auto and health insurance costs.

Table of Contents	38

2014 and 2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Michael De La Garza	2014 2015	—	—	—	—	—	—	—	—	—

Pamela Thompson	2014 2015	—	—	—	—	—	—	—	—	—

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

Table of Contents	39

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

Name and Address	Nature of		Percent
of Beneficial Owners (1)	Beneficial Ownership (2)	Amount	Ownership
Michael De La Garza(3)	Common Stock	330,000	14.4%
Incl/MSR, LLC	Common Stock	322,461
c/o Cipherloc	Preferred Stock	9,000,000
1291 Galleria Drive, Suite 200 Henderson, NV 89014

Gino Mauriello	Common Stock	500	>1%
c/o Cipherloc
1291 Galleria Drive, Suite 200 Henderson, NV 89014

Eric Marquez	Common Stock	0
c/o Cipherloc
1291 Galleria Drive, Suite 200 Henderson, NV 89014

Albert Carlson	Common Stock	3,668	>1%
c/o Cipherloc
1291 Galleria Drive, Suite 200 Henderson, NV 89014

All Officers and Directors
As a Group (4persons)	Common Stock	656,629	14.5%

* Less than 1%.

1.	C/o our address, 1291 Galleria Drive, Suite 200, Las Vegas NV 89014, unless otherwise noted.
2.	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
3.	Preferred stock has voting rights of 150 per share. MSR, LLC holds 3,000,000 of the 9,000,000 preferred shares that are all controlled by Michael De La Garza.

Table of Contents	40

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

Table of Contents	41

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

The Board of Directors pre-approved all fees described above.

Table of Contents	42

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Amendment to Preferred Shares (9)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUS™ School Child Tracking Systems(5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
10.14	Licensing Agreement Code Robert, LLC and Sunset Angel Productions, LLC (11)
10.15	Employment Agreement Dr. Albert Carlson (10)
10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software(9)
14	Code of Ethics(7)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.
(9)	Incorporated herein
(10)	Incorporated by reference to Form 8-K filed on September 4, 2015
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015

Table of Contents	43

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: February 4, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: February 4, 2016	By: /s/ Eric Marquez
Eric Marquez
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 4, 2016	By: /s/ Michael De La Garza
Michael De La Garza
Chairman

Date: February 4, 2016	By: /s/ Eric Marquez
Eric Marquez
Director

Table of Contents	44