Form 10-Q
period 2015-12-31
CIPHERLOC Corp
filed 2016-02-22
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2016
Common stock, $0.01 par value	4,494,241

 CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ending September 30, 2016.

CIPHERLOC CORPORATION
BALANCE SHEETS
(UNAUDITED)

	Dec 31, 15	Sep 30, 15
ASSETS
Cash	$1,131,206	$1,993,406
Assets attributable to discontinued operations	—	3,232
Short-term notes receivable	50,000	—
Total Current Assets	1,181,206	1,996,638

Long-term notes receivable	200,000	—
Deposits with others	10,449	—
TOTAL ASSETS	$1,391,655	$1,996,638
LIABILITIES & EQUITY
Liabilities
Accounts payable and accrued liabilities	$405,779	$1,100,945
Due to related party	1,205	—
Liabilities attributable to discontinued operations	18	18
Deferred Revenue	691,406	1,125,000
Total Liabilities	1,098,408	2,225,963
Equity
Series A Convertible Preferred Stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 outstanding As of December 31, 2015 and September 30, 2015	100,000	100,000
Common Stock, $0.01 par value, 650,000,000 shares authorized; 4,494,421 issued and outstanding as of December 31, 2015 and 4,356,741 issued and outstanding as of September 30, 2015	44,942	43,567
Other Equity	(50,000)	(50,000)
Additional Paid-In Capital	43,107,060	42,815,934
Accumulated deficit	(42,908,755)	(43,138,826)
Total Equity	293,247	(229,325)
TOTAL LIABILITIES & EQUITY	$1,391,655	$1,996,638

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	1

CIPHERLOC CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Revenue	$433,594	$—
Cost of Revenues	—	—
Gross Profit	433,594	—
Operating Expenses:
General and administrative	326,267	176,325
Research and development	127,150	17,431
Total Operating Expenses	453,417	193,756
Operating Loss	(19,823)	(193,756)

Other Expenses
Interest expense	(106)	(1,024)
(Loss) from Continuing Operations	(19,929)	(194,780)
Gain (Loss) from Discontinued Operations	250,000	(68,353)
Net Income (Loss)	$230,071	$(263,133)

Net Income (Loss) per Common Share - Basic and diluted:
Continuing operations	$(0.00)	$(0.09)
Discontinued operations	$0.06	$(0.00)
Total	$0.05	$(0.09)

Weighted Average Number of Common Shares Outstanding Basic and diluted	4,476,659	2,833,265

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	2

CIPHERLOC CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$230,071	$(263,133)
(Gain) Loss from discontinued operations	(250,000)	68,353
Net loss from continuing operations	(19,929)	(194,780)
Adjustments to reconcile net loss from continuing operations:
to net cash (used in) provided by operating activities:
Stock based compensation	27,500	—
Changes in operating assets and liabilities:
Deferred revenue	(433,594)	—
Accounts payable and accrued liabilities	(695,166)	(138,879)
Net cash (used in) operating activities	(1,121,189)	(333,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit with others	(10,449)	—
Net cash from investing activities	(10,449)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	1,205	—
Subscribed stock	—	(4,739)
Common stock issued for cash	265,001	—
Net cash provided by financing activities	266,206	(4,739)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating	3,232	1,249
Net decrease in cash from discontinued operations	3,232	1,249
(DECREASE) INCREASE IN CASH	(862,200)	(337,149)
CASH, BEGINNING OF YEAR	1,993,406	545,650
CASH, END OF YEAR	$1,131,206	$208,501

CASH PAID FOR:
Interest	$107	$1,111
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Common stock rescinded for purchase of software	$—	$(6,000)
Cancellation of common stock	$—	$150

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

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

Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2015 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at December 31, 2015 of $42,908,755 and needs additional cash to maintain its operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Reclassifications

Certain reclassifications have been made to conform with the current period presentation.

Table of Contents	4

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2015 and 2014, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At December 31, 2015, $871,111 of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

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

Table of Contents	5

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (1) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Revenue Recognition

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.   When the fair value of VSOE of post contract customer support cannot be determined, the revenue is recognized ratably over the contract period. In June 2014 the company entered into an agreement to provide software to a third party. Delivery was not achieved until December 2015 and the pro rata portion of the deferred revenue was recognized. This resulted in a significant change in deferred revenue.

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

The Company has deferred revenue of $691,406 as of December 31, 2015 and $1,125,000 as of September 30, 2015.

NOTE 5– RELATED PARTY TRANSACTIONS

The advances from the CEO are due on demand and do not accrue interest. As of December 31, 2015 and 2014, the amount owed to the CEO for advances was $1,205 and $0, respectively.

NOTE 6– DISCONTINUED OPERATIONS

Cloud MD Sale

The Company’s Board of Directors believed that it was in the best interest of the Company to discontinue the former business operation Cloud MD. During September 2015, the Cloud MD business segment was discontinued and a plan of sale of the segment was approved. The Cloud MD sale occurred in October 2015 as a $250,000 note payable from the buyer. The note receivable has five annual payments of $50,000 and carries interest of 3% a year. We reviewed the need for an allowance for loan loss and estimation of impairment of the note receivable based on professional relationship and experience with the buyer and the specifics of the agreements. Currently, no allowance is deemed necessary and no impairment is expected as collection seems reasonably assured. Accordingly, the assets, which had a net book value of zero as of September 30, 2015, qualified as held for sale and the Company has presented Cloud MD as discontinued operations.   Discontinued revenue for 2014 consisted of $12,779 revenue from D&A and $431 of revenues associated with Cloud MD. Discontinued operating expenses for 2014 consisted of $13,493 operating expenses from D&A and $68,070 from Cloud MD.

Table of Contents	6

Details of the classifications for revenues, operating expenses and operations are shown below.

	Period ended December 31,
	2015	2014
Discontinued operations:
Revenues	$—	$13,210
Operating expenses	—	81,563
Gain from discontinued operations	250,000
Income(loss) from discontinued operations	$250,000	$(68,353)

	Dec 31, 2015	Sep 30, 2015
Net assets attributable to discontinued operations:	—	—
Intangible Software	—	3,232
Net liabilities of discontinued operations	18	18

NOTE 7- EQUITY

As of December 31, 2015, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Preferred Stock

On February 5, 2015, the Company issued 6,000,000 shares of its Series A Preferred Stock to its CEO. As of September 30, 2015, the Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. The Company recorded $9,900,000 as stock compensation based on the market value of the Company’s common stock on the date of grant. As of February 17, 2015, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Preferred A shares can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders. During November 2015, the conversion rate for the Series A preferred stock was modified to a 1 to 30 common shares. The certificate of amendment to the Articles of Incorporation was not filed and on February 12, 2016 the Board reversed its position and reinstated the 1 to 1.5 conversion rate. Accordingly, we determined that no modification accounting was required. (See note 9)

Common Stock Issued for Cash

The Company issued 132,500 shares of restricted common shares through a Private Placement Memorandum   for proceeds of $265,001 during the three months ended December 31, 2015.

Common Stock Issued for Services

On October 1, 2015 the Company issued 2,084 restricted common shares to Dr. Albert Carlson per his employment agreement for the Company. The shares had a value of $10,733 on the date of issue. On October 22, 2015 the Company issued 5,000 restricted common shares to Isaiah Eichen per an asset purchase agreement. The shares had a value of $27,500 on the date of issue.

Table of Contents	7

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various collections matters; the defendants have asserted certain counterclaims. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, based on the current status of the matters, we believe that the resolution of these proceedings through settlement or judgment will not have a material adverse effect on our consolidated operating results, financial position or cash flow.

Contingencies

The company entered into a licensing and subscription agreement on June 11, 2014. The counterparty has requested an extension of its terms and claimed that the product may not be viable. The company disagrees with both claims. The range of loss, if any, associated with these claims cannot currently be estimated.

NOTE 9 - SUBSEQUENT EVENTS

During November 2015, the conversion rate for the Series A preferred stock was modified to a 1 to 30 common shares. The certificate of amendment to the Articles of Incorporation was not filed and on February 12, 2016 the Board reversed its position and reinstated the 1 to 1.5 conversion rate.

Table of Contents	8

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

Financial results and trends

Results of Operations for the Three Months Ended December 31, 2015 and 2014

Revenue increased to $433,594 from $0 for the three months ended December 31, 2015 and 2014, respectively. Our revenues increased as a result of a software sale that was recognized during the three months ended December 31, 2015.

Cost of revenue was $0 for the three months ended December 31, 2015 and 2014, respectively.

Selling, general and administrative expenses increased to $326,267 from $176,325 for the three months ended December 31, 2015 and 2014, respectively. The increase in our selling, general and administrative expenses is related to compensation. Research and development costs increased to $127,150 from $17,431 for the three months ended December 31, 2015 and 2014, respectively. Our research and development costs increase is related to new product development of our Cipherloc technology.

Interest expense decreased to $106 from $1,024 for the three months ended December 31, 2015 and 2014, respectively. Our interest expense decreased as a result of paying off and closing our line of credit.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At December 31, 2015, the Company had cash of $1,131,206.

Table of Contents	9

We have an accumulated deficit at December 31, 2015 of $42,908,755 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has a revolving line of credit with Chase Bank with a balance as of December 31, 2015 in the amount of $139 and a borrowing limit of $29,000. We have previously received advances from our Chief Executive Officer which we have used to help fund our operations.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Statements of Cash Flows:

	Three Months Ended
	December 31, 2015	December 31, 2014
Net cash provided by (used in):
Operating activities	$(1,121,189)	$(333,659)
Investing activities	(10,449)	—
Financing activities	266,206	(4,739)

Operating Activities

Cash flows from operating activities. Our cash (used in) operating activities were ($1,121,189) and ($333,659)  for the three months ended December 31, 2015 and 2014, respectively. The increase of cash used in operations was primarily attributable to the payment of salaries.

Financing Activities

Cash flows from financing activities. Cash provided by (used in) financing activities was $266,206 and $ (4,739) for the three months ended December 31, 2015 and 2014, respectively. In the three months ended December 31, 2015,  we received $265,001 from a PPM during the three months ended December 31, 2015 and $0 during the three months ended December 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Table of Contents	10

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2015. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	11

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various collections matters; the defendants have asserted certain counterclaims. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, based on the current status of the matters, we believe that the resolution of these proceedings through settlement or judgment will not have a material adverse effect on our consolidated operating results, financial position or cash flow

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015 during our three months ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended December 31, 2015, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 132,500 shares of common stock for $265,000 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), afforded by Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended December 31, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. ElBadawy ElSharawy(6)
10.4	Amended and Restated 2000 Stock Option Plan(3)
10.5	Form of 2004 Stock Retainage Plan Agreement(6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems(5)

Table of Contents	12

10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)
10.12	Employment agreement of Michael De La Garza(8)
10.13	Employment agreement of Pamela Thompson(8)
10.14	Licensing Agreement Code Robert, LLC and Sunset Angel Productions, LLC (11)
10.15	Employment Agreement Dr. Albert Carlson(13)
10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software(13)
14	Code of Ethics(7)

The following exhibits are filed herein

No.	Title
10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015
10.18	Sisco Product Development Agreement dated November 6, 2015
10.19	Cloud Medical Doctors Software Corporation 48 month Licensing Agreement with Gawk (13)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a14 and 15d14, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a14 and 15d14, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002
(1)	Incorporated by reference to the Registrant’s Form 10SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10QSB for the quarter ended December 31, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10K for the year ended September 30, 2011 and filed on or about October 10, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8K filed on January 8, 2015
(10)	Incorporated by reference to the Registrant’s Form 14CDEF filed on September 12, 2014
(11)	Incorporated by reference to the Registrant’s Form 8K filed on April 25, 2015
(12)	Incorporated by reference to the Registrant’s Form 8K filed on April 13, 2015 (13) Inadvertently not filed in June 2014
(13)	Incorporated by reference to the Registrant’s Form 10-K for year ended September 30, 2015 and filed on February 4, 2016

Table of Contents	13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: February 22, 2016	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Chief Financial Officer (Principal Financial Officer)

Table of Contents	14