Form 10-Q/A
period 2015-03-31
CIPHERLOC Corp
filed 2016-03-24
CIK 1022505

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2016
Common stock, $0.01 par value	4,494,241

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Cipherloc Corporation (the “Company”) for the quarter ended March 31, 2015 as originally filed with the Securities and Exchange Commission on May 20, 2015 (the “Original Filing”).

This Form 10-Q/A amends the Original Filing to reflect a retrospective restatement of financial information. The Company realized that the criteria for revenue recognition had not been met for revenue previously recognized. The Company is amending the Consolidated Balance Sheet. We also made adjustments to the Notes to Consolidated Financial Statements, specifically, Notes 2 and 4 to support the changes to the Consolidated Balance Sheet.

This amendment also contains changes to Part II – Other information. These changes are as follows:

Item 2.  Management’s Discussion and analysis of financial condition and results of operations has been amended by updating changes in Liquidity and Capital Resources.

 CIPHERLOC CORPORATION

INDEX TO FORM 10-Q/A FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets (Restated)
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements (Restated)
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 6.	Exhibits

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

Table of Contents	1

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2015 (Restated)	2014 (Restated)
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$86,872	$545,650
Accounts receivable	—	1,006
Assets attributable to discontinued operations	—	6,887
Total current assets	86,872	553,543

Proprietary technology, net	238,530	604,301
TOTAL ASSETS	$325,402	$1,157,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$630,720	$649,452
Liabilities attributable to discontinued operations	—	18
Line of credit	46,098	53,612
Stock payable	—	7,000
Deferred revenue	1,125,000	1,125,000
TOTAL LIABILITIES	1,801,818	1,835,082

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
10,000,000 issued and outstanding as of March 31, 2015 and September 30, 2014	100,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized;
2,832,587 and 2,834,737 issued and outstanding as of
March 31, 2015 and September 30, 2014, respectively	28,325	28,347
Additional paid-in capital	38,470,411	28,635,141
Accumulated deficit	(40,075 ,152)	(29,380,726)
Total stockholders' equity (deficit)	(1,476,416)	(677,238)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$325,402	$1,157,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restatement reflects adjustments to correct errors identified by management related to the Company’s revenue recognition of a transaction that occurred during the year ended September 30, 2014. The effect of the restatement was material on the Company’s Balance Sheet. The nature and impact of these adjustments are described below.

Table of Contents	5

Revenue Recognition

During the quarter ended March 31, 2015, the Company has retrospectively restated software revenue related to the sale of a license for its Cipherloc software to a third-party. Management subsequently determined that a lack of delivery of the software to the customer did not allow for revenue recognition during the year ended September 30, 2014. The Company has corrected the classification of this amount ($1,125,000) as a reduction to software revenue and an increase to deferred revenue.

For the quarter ended March 31, 2015

The results of the restatements are summarized as follows:

Consolidated Balance Sheet as of March 31, 2015:

	As reported	Restatement Adjustment	As restated
Deferred revenue	$—	$1,125,000	$1,125,000
Current liabilities	676,818	1,125,000	1,801,818
Accumulated deficit	(38,950,152)	(1,125,000)	(40,075,152)
Stockholders deficit	(351,416)	(1,125,000)	(1,476,416)

Consolidated Balance Sheet as of September 2014:

	As reported	Restatement Adjustment	As restated
Deferred revenue	$—	$1,125,000	$1,125,000
Current liabilities	710,082	1,125,000	1,835,082
Accumulated deficit	(28,255,726)	(1,125,000)	(29,380,726)
Stockholders deficit	447,762	(1,125,000)	(677,238)

NOTE 3 - BASIS OF  PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Contents	6

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at March 31, 2015 of $40,075,152 and needs additional cash to maintain its operations.

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

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Table of Contents	7

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

NOTE 6 - SOFTWARE

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

Table of Contents	8

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

NOTE 7- DISCONTINUED OPERATIONS

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

Details of the classifications for net liabilities and operations are shown below.

	March 31, 2015	September 30, 2014
Net liabilities of discontinued operations:
Accounts payable	$—	$18
Net liabilities of discontinued operations	$—	$18

	Three Months Ended March 31,
	2015	2014
Discontinued operations:
Revenues	$12,779	$53,766
Operating expenses	(12,934)	(50,568)
(Loss) income from discontinued operations	(155)	$3,198

	Six Months Ended March 31,
	2015	2014
Discontinued operations:
Revenues	$12,779	$12,779
Operating expenses	(13,648)	(13,494)
(Loss) income from discontinued operations	(869)	(7,517)

Table of Contents	9

NOTE 8 - LINES OF CREDIT

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - EQUITY

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

Table of Contents	10

NOTE 11 - SEGMENT INFORMATION

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

•	Cloud-MD - the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.
•	Cipherloc - the Company has a second software program which is an encryption technology that can be used by larger corporation to protect their data through our polymorphic technology.
•	Corporate Overhead - the Company’s investment holding including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional business.

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

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended March 31,
	2015	2014
Revenues:
Cloud-MD	$—	$105,118
CipherLoc	—	—
Total revenues	$—	$105,118
Operating expenses:
Cloud-MD	$(10,254,265)	$(91,155)
Cipherloc	(18,520)	—
Corporate	(157,806)	(1,106,142)
Net Loss from Continuing Operations	$(10,430,321)	$(1,092,179)

	Six months ended March 31,
	2015	2014
Revenues:
Cloud-MD	$431	$222,675
Cipherloc	—	—
Total revenues	$431	$222,675
Operating expenses:
Cloud-MD	$(10,516,073)	$(182,310)
Cipherloc	(18,520)	(18,520)
Corporate	(604,075)	(1,309,698)
Net Loss from Continuing Operations	$(10,691,716)	$(1,287,853)

	March 31, 2015	September 30, 2014
Identifiable assets:
Cloud-MD	$216,730	$583,507
CipherLoc	21,800	21,800
Corporate	86,872	552,537
Total identifiable assets	$325,402	$1,157844

Table of Contents	11

NOTE 12 - SUBSEQUENT EVENTS

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

Table of Contents	12

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

We have an accumulated deficit at March 31, 2015 of $40,075,152 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Table of Contents	13

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of March 31, 2015. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Table of Contents	14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: March 24, 2016	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Principal Financial Officer

Table of Contents	15