Form 10-Q/A
period 2015-06-30
CIPHERLOC Corp
filed 2016-03-24
CIK 1022505

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Cipherloc Corporation (the “Company”) for the quarter ended June 30, 2015 as originally filed with the Securities and Exchange Commission on August 18, 2015 (the “Original Filing”).

This Form 10-Q/A amends the Original Filing to reflect a retrospective restatement of financial information. The Company realized that the criteria for revenue recognition had not been met for revenue previously recognized. The Company is amending the Consolidated Balance Sheet, Statements of Operations and Statements of Cash Flows. We also made adjustments to the Notes to Consolidated Financial Statements, specifically, Notes 2 and 4 to support the changes to the Consolidated Balance Sheet.

This amendment also contains changes to Part II – Other information. These changes are as follows:

Item 2.  Management’s Discussion and analysis of financial condition and results of operations has been amended by updating changes in Results of operations and Liquidity and Capital Resources.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q/A FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets (Restated)
Consolidated Statements of Operations (Restated)
Consolidated Statements of Cash Flows (Restated)
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

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) as Amended

	June 30, 2015	September 30,
	2015	2014
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$90,567	$545,650
Accounts receivable	—	1,006
Assets attributable to discontinued operations	—	6,887
Total current assets	90,567	553,543

Proprietary technology, net	53,300	604,301
Intangible assets, net of accumulated amortization	194,500	—
TOTAL ASSETS	$338,367	$1,157,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$698,024	$649,452
Liabilities attributable to discontinued operations	—	18
Line of credit	42,097	53,612
Due to related party	74,211	—
Stock payable	—	7,000
Deferred Revenue	1,125,000	1,125,000
Total current liabilities	1,939,332	1,835,082

TOTAL LIABILITIES	1,939,332	1,835,082

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of June 30, 2015 and September 30, 2014	100,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 2,951,587 and 2,834,737 issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	29,515	28,347
Additional paid-in capital	38,806,521	28,635,141
Accumulated deficit	(40,537,001)	(29,380,726)
Total stockholders' deficit	(1,600,965)	(677,238)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$338,367	$1,157,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED) As Amended

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
		(Restated)		(Restated)
REVENUE	$—	$1,725	$431	$224,400
COST OF REVENUES	63,620	61,155	191,590	183,465

GROSS PROFIT	(63,620)	(59,430)	(191,159)	40,935

OPERATING EXPENSES:
General and administrative	251,770	1,079,306	10,535,766	2,447,524
Impairment	119,266	—	357,797	—
Research and development	27,195	—	68,845	20,000
Total operating expenses	398,231	1,079,306	10,962,408	2,467,524
OPERATING LOSS	(461,851)	(1,138,736)	(11,153,567)	(2,426,589)

OTHER (INCOME) AND EXPENSES
Interest expense	2	(1,656)	(1,839)	(2,171)
Total other (income) expenses	2	(1,656)	(1,839)	(2,171)

LOSS FROM CONTINUING OPERATIONS	(461,849)	(1,140,392)	(11,155,406)	(2,428,760)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	—	(5,376)	(869)	(12,893)

NET LOSS	$(461,849)	$(1,145,768)	$(11,156,275)	$(2,441,653)

NET LOSS PER COMMON SHARE - Basic and diluted:

Continuing operations	$(0.16)	$(0.43)	$(3.91)	$(1.03)

Discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Total	$(0.16)	$(0.43)	$(3.91)	$(1.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and diluted	2,885,104	2,689,457	2,852,486	2,360,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

CIPHERLOC CORPORATION

(Formerly Cloud Medical Doctor Software Corporation)

(Formerly National Scientific Corporation)

CONSOLIDATED STATEMENT OF CASHFLOWS

(UNAUDITED) As Amended

	Nine Months Ended
	June 30,
	2015	2014
		(Restated)

Net loss	$(11,156,275)	$(2,441,653)
Loss from discontinued operations	(869)	(12,893)
Net loss from continuing operations	(11,155,406)	(2,428,760)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Impairment of software	357,797	—
Depreciation and amortization	193,204	183,465
Stock-based compensation	9,930,800	1,623,369
Gain on cancellation of stock issued for services	(4,752)	—
Common stock issued for software sales	—	5,700
Changes in operating assets and liabilities:
Accounts receivable	7,006	1,437
Accounts payable and accrued liabilities	48,572	241,887
Deferred revenue	—	1,125,000
Net cash (used in) operating activities	(622,779)	752,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	74,211	8,299
Repayment of advances from officer	—	(8,299)
Proceeds from line of credit	—	103,529
Subscribed stock	(7,000)	—
Repayment of line of credit	(11,515)	(50,713)
Common stock issued for cash	112,000	15,000
Net cash provided by financing activities	167,696	67,816

(DECREASE) INCREASE IN CASH	(455,083)	819,914
CASH, BEGINNING OF YEAR	545,650	8,587
CASH, END OF YEAR	$90,567	$828,501

CASH PAID FOR:
Interest paid	$1,839	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Write-off of related party debt to additional paid-in capital	$—	$59,704
Common stock issued for purchase of software	$194,500	$6,000
Cancellation of stock rescinded for purchase of software	$6,000	$—
Cancellation of common stock	$150	$—

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	4

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

Revenue Recognition

During the quarter ended June 30, 2015, the Company has retrospectively restated software revenue related to the sale of a license for its Cipherloc software to a third-party. Management subsequently determined that a lack of delivery of the software to the customer did not allow for revenue recognition during the year ended September 30, 2014. The Company has corrected the classification of this amount ($1,125,000) as a reduction to software revenue and an increase to deferred revenue.

For the quarter ended June 30, 2015

The results of the restatements are summarized as follows:

Consolidated Balance Sheets as of June 30, 2015:

	As reported	Restatement Adjustment	As restated
Deferred revenue	$—	$1,125,000	$1,125,000
Current liabilities	814,332	1,125,000	1,939,332
Accumulated deficit	(39,412,001)	(1,125,000)	(40,537,001)
Stockholders’ deficit	$(475,965)	$(1,125,000)	$(1,600,965)

Consolidated Balance Sheets as of September 30, 2014:

	As reported	Restatement Adjustment	As restated
Deferred revenue	$—	$1,125,000	$1,125,000
Current liabilities	710,082	1,125,000	$1,835,082
Accumulated deficit	(28,255,726)	(1,125,000)	(29,380,726)
Stockholders’ equity (deficit)	$447,762	$(1,125,000)	$(677,238)

Consolidated Income Statement for the three months ended June 30, 2014:

	As reported	Restatement Adjustment	As restated
Revenue	$1,126,725	$(1,125,000)	$1,725
Loss from continuing operations	(15,392)	(1,125,000)	$(1,140,392)
Net loss	(20,768)	(1,125,000)	(1,145,768)

Consolidated Income Statement for the nine months ended June 30, 2014:

	As reported	Restatement Adjustment	As restated
Revenue	$1,349,400	$(1,125,000)	$224,400
Loss from continuing operations	(1,303,760)	(1,125,000)	$(2,428,760)
Net loss	(1,316,653)	(1,125,000)	(2,411,653)

Consolidated Statement of Cash Flow for the nine months ended June 30, 2014:

	As reported	Restatement Adjustment	As restated
Net loss	$(1,316,653)	$(1,125,000)	$(2,411,653)
Deferred Revenue	—	1,125,000	1,125,000

Table of Contents	6

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

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at June 30, 2015 of $40,537,001 and needs additional cash to maintain its operations.

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

Table of Contents	7

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

NOTE 6 - Proprietary Technology

The following is a detail of software at June 30, 2015 and September 30, 2014:

Table of Contents	8

	2015	2014
Source Code License	$2,500	$2,500
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Encryption Software Code	15,800	15,800
Evolve Software Code	25,000	25,000
Compose Rose Code	6,000	6,000
Acquisition of Doctor’s Network of America	10,000	10,000
Total intangible assets	1,282,406	1,282,406
Accumulated amortization of intangible assets (charged to cost of sales)	(861,310)	(668,105)
Accumulated impairment of assets	(367,766)	(10,000)
Total proprietary technology, net	$53,300	$604,301

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

Table of Contents	9

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

NOTE 8 - LINE OF CREDIT

In November 2013, the Company entered into a revolving line of credit with Mutual of Omaha in the amount of $65,000 at a 5.00% interest rate per annum which renews annually. As of June 30, 2015, the Company had borrowed $42,097 against the line of credit. During the nine months ended June 30, 2015, the Company repaid $11,515 of the outstanding balance and paid $1,839 in interest expense related to the Mutual of Omaha line of credit. The line of credit was unsecured and is paid in full.

NOTE 9- RELATED PARTY TRANSACTIONS

The Company repaid $16,000 and $8,299 of the advances from the Company’s CEO in the nine months ended June 30, 2015 and 2014, respectively. The advances from the CEO are due on demand and do not accrue interest. As of June 30, 2015 and September 30, 2014, the amount owed to the CEO for advances was $74,211 and $0, respectively.

NOTE 10- EQUITY

As of June 30, 2015, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Nine months ended June 30, 2015

Table of Contents	10

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

NOTE 11 - SEGMENT INFORMATION

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

•	Cloud-MD - the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.
•	Cipherloc - the Company has a second software program which is an encryption technology that can be used by larger corporation to protect their data through our polymorphic technology.
•	Corporate Overhead - the Company’s investment holding including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional business.

Table of Contents	11

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

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended June 30,
	2015	2014
Revenues:
Cloud-MD	$—	$1,725
Total revenues	$—	$1,725

Operating expenses:
Cloud-MD	$(19,693)	$(61,155)
Cipherloc	(27,195)	(30,684)
Corporate	(414,963)	(1,021,150)
Net Loss from Continuing Operations	$(461,851)	$(1,111,264)

	Nine months ended June 30,
	2015	2014
Revenues:
Cloud-MD	$431	$224,400
Total revenues	$431	$224,400

Operating expenses:
Cloud-MD	$(10,535,766)	$(203,465)
Cipherloc	(45,715)	(30,684)
Corporate	(572,517)	(2,431,904)
Net Loss from Continuing Operations	$(11,153,567)	$(2,441,653)

	June 30, 2015	September 30, 2014
Identifiable assets:
Cloud-MD	$31,500	$583,507
CipherLoc	216,300	21,800
Corporate	90,567	552,537
Total identifiable assets	$338,367	$1,157,844

* * * * * * * * * * * *

Table of Contents	12

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

Financial results and trends

Results of Operations for the Nine Months Ended June 30, 2015 and 2014 (Restated)

Revenue decreased to $431 from $224,400 for the nine months ended June 30, 2015 and 2014, respectively. Our revenues decreased as a result of our focus on the marketing of our CipherLoc Encryption Technology.

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

Table of Contents	13

We have an accumulated deficit at June 30, 2015 of $40,537,001 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of June 30, 2015 There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	14

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The following exhibits are filed herein

No.	Title
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: March 24, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: March 24, 2016	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Principal Financial Officer

Table of Contents	16