Form 10-Q/A
period 2014-06-30
CIPHERLOC Corp
filed 2016-04-20
CIK 1022505

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2016
Common stock, $0.01 par value	4,494,241

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Cipherloc Corporation (the “Company”) for the quarter ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 12, 2014 (the “Original Filing”).

This Form 10-Q/A amends the Original Filing to reflect a retrospective restatement of financial information. The Company determined that the criteria for revenue recognition had not been met for revenue previously recognized. The Company is amending the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows. We also made adjustments to the Notes to Consolidated Financial Statements, specifically, Notes 2 and 3 to support the changes to the Consolidated Balance Sheet.

This amendment also contains changes to Part II – Other information. These changes are as follows:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended by updating changes in results of operations and liquidity and capital resources.

No other changes have been made to the originally filed Form 10-Q.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q/A FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Item 5.	Other Information

PART II - OTHER INFORMATION

Item 6.	Exhibits

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Table of Contents	1

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

Table of Contents	2

CIPHERLOC CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	September 30,
	2014	2013
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$828,501	$8,587
Accounts receivable	6,901	8,338
Total current assets	835,402	16,925

Software, net	640,456	817,921

TOTAL ASSETS	$1,475,858	$834,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	547,487	$361,994
Stock payable	177,300	—
Liabilities attributed to discontinued operations	44,939	35,356
Lines of credit	62,612	9,796
Deferred revenue	1,125,000	—
Total current liabilities	1,957,338	407,146
TOTAL LIABILITIES	1,957,338	407,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 4,000,000 shares authorized; 4,000,000 issued and outstanding	40,000	40,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 280,286,722 and 214,624,216 issued and outstanding	2,802,867	2,146,242
Additional paid-in capital	25,659,571	24,783,723
Accumulated deficit	(28,983,918)	(26,542,265)
Total stockholders' equity (deficit)	(481,480)	427,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,475,858	$834,846

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

CIPHERLOC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
REVENUES	$1,725	$137,941	$224,400	$461,512
COST OF REVENUES	61,155	61,155	183,465	182,315

GROSS PROFIT	(59,430)	76,786	40,935	279,197

OPERATING EXPENSES:
Selling, general and administrative	1,079,306	202,005	2,447,524	537,830
Research and development	—	58,044	20,000	153,044
Impairment of assets	—	6,000	—	6,000
Total operating expenses	1,079,306	266,049	2,467,524	696,874
OPERATING LOSS	(1,138,736)	(189,263)	(2,426,589)	(417,677)

OTHER INCOME (EXPENSE)
Interest expense	(1,656)	(15)	(2,171)	(211)
Gain on the disposal of assets	—	—	—	1,353
Total other income (expense)	(1,656)	(15)	(2,171)	1,142

LOSS FROM CONTINUING OPERATIONS	(1,140,392)	(189,278)	(2,428,760)	(416,535)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(5,376)	1,138	(12,893)	60,084

NET LOSS	$(1,145,768)	$(188,140)	$(2,441,653)	$(356,451)

NET LOSS PER COMMON SHARE:
Basic and diluted

Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00

Total	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	268,945,677	214,211,293	236,086,498	213,052,263

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	4

CIPHERLOC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	June 30,
	2014	2013
	(Restated)
Net loss	$(2,441,653)	$(356,451)
Income (loss) from discontinued operations	(12,893)	60,084
Loss from continuing operations	(2,428,760)	(416,535)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	183,465	182,315
Share-based compensation	1,623,369	31,829
Common stock issued for software sales	5,700	12,313
Impairment of assets	—	6,000
Gain on the disposal of assets	—	(1,353)
Changes in operating assets and liabilities:	—	—
Accounts receivable	1,437	132
Accounts payable and accrued liabilities	241,887	145,256
Deferred revenue	1,125,000	—
Net cash provided by (used in) operating activities	752,098	(40,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	—	(11,500)
Proceeds from the sale of assets	—	1,353
Net cash provided by investing activities	—	(10,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	8,299	—
Repayment of advances from officer	(8,299)	(25,591)
Proceeds from line of credit	103,529	5,664
Repayment of line of credit	(50,713)	(22,427)
Common stock issued for cash	15,000	141,000
Net cash provided by financing activities	67,816	98,646

INCREASE IN CASH	819,914	48,456
CASH, BEGINNING OF PERIOD	8,587	51,356
CASH, END OF PERIOD	$828,501	$99,812

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Taxes paid	$—	$—

NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Write-off of related party debt to additional paid-in capital	$59,704	$—
Common stock issued for purchase of intangible assets	$6,000	$21,800
Accrual of software acquisition costs	$—	$11,500

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	5

CIPHERLOC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On May 16, 1996, the Company changed its name to National Scientific Corporation. On April 3, 2012, the Company changed its name to Cipherloc Corporation.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated interim financial statements as of June 30, 2014, and for the three and nine months then ended. The restatements reflect adjustments to correct errors identified by management during the Company’s regularly scheduled audit. The restatements reflect adjustments to correct errors for the Company’s revenue recognition of a transaction in 2014. The effect of the restatement was material on the Company’s Balance Sheets, Income Statement and Statement of Cash Flows. The nature and impact of these adjustments are described below.

Revenue Recognition

During the three months ended June 30, 2014, the Company recorded software revenue related to the sale of a license for software to a customer. Management subsequently determined that a lack of adequate communication and delivery documentation between the Company and the customer did not allow for revenue recognition during 2014. The Company has corrected the classification of this amount as a reduction to software revenue and an increase to deferred revenue. The amount of $1,125,000 has been classified as a reduction to revenue.

The results of the restatements are summarized as follows:

Table of Contents	6

Consolidated Balance Sheet as of June 30, 2014:

	As reported	Adjustment	As restated
Deferred revenue	$—	$1,125,000	$1,125,000
Accumulated deficit	$(27,858,918)	$(1,125,000)	$(28,983,918)

Consolidated Statement of Operations for the three months ended June 30, 2014:

	As reported	Adjustment	As restated
Revenue	$1,126,725	$(1,125,000)	$1,725
Loss from continuing operations	$(15,392)	$(1,125,000)	$(1,140,392)
Net loss	$(20,768)	$(1,125,000)	$(1,145,768)
Basic and diluted loss per common share	$(0.00)	$—	$(0.00)

 Consolidated Statement of Operations for the nine months ended June 30, 2014:

	As reported	Adjustment	As restated
Revenue	$1,349,400	$(1,125,000)	$224,400
Loss from continuing operations	$(1,303,760)	$(1,125,000)	$(2,428,760)
Net loss	$(1,316,653)	$(1,125,000)	$(2,441,653)
Basic and diluted loss per common share	$(0.01)	$—	$(0.01)

Consolidated Statement of Cash Flows for the nine months ended June 30, 2014:

	As reported	Adjustment	As restated
Net loss	$(1,316,653)	$(1,125,000)	$(2,441,653)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Deferred revenue	$—	$1,125,000	$1,125,000
Net cash provided by operating activities	$752,098	$—	$752,098

NOTE 3 – BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Contents	7

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses from operations and an accumulated deficit at June 30, 2014 of $28,983,918 and needs additional cash to maintain its operations.

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

The following table summarizes fair value measurements by level at June 30, 2014 and September 30, 2013 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
At June 30, 2014
Software	$—	$—	$640,456	$640,456
Total Software	$—	$—	$640,456	$640,456

At September 30, 2013
Software	$—	$—	$817,921	$817,921
Total Software	$—	$—	$817,921	$817,921

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

Table of Contents	9

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

Transaction revenue is generated from the following services and recognized when a transaction occurs:

•	Electronic Remittance Advice $0.35 Electronic remittance transaction fee;
•	Paper Claims $1.00 Paper claim fee;
•	Carrier Direct $0.16 Carrier direct fee;
•	Fast Forward $0.35 Fast forward transaction fee; and,
•	Patient Credit $2.50 Automatic Debit processing per transaction paid by the patient

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

Table of Contents	10

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

The Company has deferred revenue of $1,125,000 as of June 30, 2014.

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

Table of Contents	11

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

Subsequent Events

The Company has evaluated all transactions occurring between June 30, 2014 and the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 6 – SOFTWARE

The following is a detail of software at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

Source Code License – Antree Systems Limited	$6,000	$—
Encryption Software Code	15,800	15,800
Source Code License – MediSouth, LLC	2,500	2,500
Acquisition of Doctor’s Network of America	10,000	10,000
Software License	1,200,106	1,200,106
EMR Certification	23,000	23,000
Total intangible assets	1,257,406	1,251,406
Accumulated amortization of intangible assets	(606,950)	(423,485)
Accumulated impairment of assets	(10,000)	(10,000)
Total intangible assets	$640,456	$817,921

Table of Contents	12

The Company’s software was placed into service starting in the second quarter of fiscal year ended September 30, 2012. The amortization expense was $61,155 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized a $0 and $10,000 for impairment of software acquired from Doctors Network of America (“DNA”) operating in Flowood, Mississippi during the nine months ended June 30, 2014 and the year ended September 30, 2013, respectively. The Company is currently in litigation with the sellers of DNA relating to the collection of certain medical billings owed to the Company. As a result of the litigation, the Company deemed the assets to be impaired.

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

Table of Contents	13

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

Details of the classifications for net assets, liabilities and operations are shown below.

	June 30, 2014	September 30, 2013
Net liabilities of discontinued operations:
Accounts payable	$44,939	$35,356
Net liabilities of discontinued operations	$44,939	$35,356

	Three Months Ended June 30,
	2014	2013
Discontinued operations:
Revenues	$45,555	$266,246
Cost of sales	—	—
Operating expenses	50,931	(265,108)
Gain from write-off of debt	—	—
(Loss) income from discontinued operations	(5,376)	$1,138

	Nine months ended June 30,
	2014	2013
Discontinued operations:
Revenues	$176,607	$267,146
Cost of sales	—	—
Operating expenses	189,500	(266,046)
Gain from write-off of debt	—	58,984
(Loss) income from discontinued operations	(12,893)	$60,084

NOTE 8 – LINES OF CREDIT

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

Interest expense for these lines of credit was $1,657 and $15 for the three months ended June 30, 2014 and 2013, respectively, and $2,171 and $211 for the nine months ended June 30, 2014 and 2013, respectively.

Table of Contents	14

NOTE 9 – DEBT MITIGATION PROGRAM

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Case No. 13-1372 was remanded to the United States District Court, Southern District of Mississippi Jackson Division Case No. 3:13CV507-HTW-LRA.

Table of Contents	15

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

As discussed in Note 9, the Company has written off $59,704 and $58,984 in accounts payable, accrued liabilities and notes payable based on the opinion of legal counsel for the nine months ended June 30, 2014 and 2013. However, the related creditors could make a claim in the future in regards to these liabilities.

In June 2014, the Company entered into an investor relations agreement and market awareness consulting agreement with BCMG Entertainment, Inc. (“BCMG”) for $450,000. The Company has paid BCMG $75,000 as of June 30, 2014. The Company will continue to pays $25,000 per month based on performance until the contract is satisfied.

NOTE 11– RELATED PARTY TRANSACTIONS

The Company repaid $8,299 and $25,591 of the advances from the Company’s CEO in the nine months ended June 30, 2014 and 2013, respectively. The advances from the CEO are due on demand and do not accrue interest. As of June 30, 2014 and September 30, 2013, there were no amounts owed to the CEO for advances, respectively.

NOTE 12 - EQUITY

As of June 30, 2014, the Company was authorized to issue 650,000,000 common shares and 4,000,000 preferred shares at a par value of $0.01.

Nine months ended June 30, 2014

Stock Issued for Cash

During the nine months ended June 30, 2014, the Company issued 35,000 shares of common stock for $15,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds
October 21, 2013	25,000	$5,000
January 12, 2014	10,000	10,000
Total	35,000	$15,000

Table of Contents	16

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

Table of Contents	17

Nine months ended June 30, 2013

Stock Issued for Cash

During the nine months ended June 30, 2013, the Company issued 197,500 shares of common stock for $141,000 in net cash proceeds as follows:

Date	Number of Shares	Proceeds

October 14, 2012	20,000	$20,000
October 14, 2012	15,000	3,000
October 14, 2012	18,750	2,500
October 14, 2012	18,750	2,500
December 6, 2012	15,000	3,000
March 12, 2013	20,000	20,000
March 12, 2013	20,000	20,000
March 31, 2013	50,000	50,000
March 27, 2013	20,000	20,000
Total	197,500	$141,000

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

Stock Issued for Services

During the nine months ended June 30, 2013, the Company issued 945,500 shares of common stock as compensation. The fair values of the shares were a total of $31,829 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Table of Contents	18

Date	Number of Shares	Fair Value	Description of Services

October 14, 2012	10,000	$260	Commission
December 6, 2012	100,000	2,800	Compensation
March 12, 2013	50,000	1,750	Consulting
March 21, 2013	167,000	5,845	Compensation
March 21, 2013	500,000	17,500	Compensation
April 17, 2013	78,500	2,630	Compensation
May 1, 2013	20,000	522	Programming
May 10, 2013	20,000	522	Programming
Total	945,500	$31,829

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

NOTE 13 – SEGMENT INFORMATION

Cloud Medical Doctors Software Corporation has two reporting segments and corporate overhead:

•	Cloud-MD – the Company sells medical billing software to doctors. Prior to 2014, all of the Company’s business activities were derived from this segment.
•	CipherLoc – the Company has a second software the encryption technology that can be used by larger corporation to protect their data through our polymorphic technology.
•	Corporate Overhead – the Company’s investment holding including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional business.

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

Table of Contents	19

Consolidated revenues from external customers, operating loss, and identifiable assets were as follows:

	Three months ended June 30,
	2014	2013
	(Restated)
Revenues:
Cloud-MD	$1,725	$137,941
CipherLoc	—	—
Total revenues	$1,725	$137,941

Operating expenses:
Cloud-MD	$(61,155)	$(125,199)
CipherLoc	(30,684)	—
Corporate	(1,021,150)	(202,005)
Operating loss	$(1,138,736)	$(189,263)

	Nine months ended June 30,
	2014	2013
	(Restated)
Revenues:
Cloud-MD	$224,400	$461,512
CipherLoc	—	—
Total revenues	$224 ,400	$461,512

Operating loss:
Cloud-MD	$(203,465)	$(341,359)
CipherLoc	(30,684)	—
Corporate	(2,431,904)	(537,830)
Operating loss	$(2,441,653)	$(417,677)

	Nine months ended June 30, 2014	September 30, 2013

Identifiable assets:
Cloud-MD	$631,557	$826,259
CipherLoc	15,800	—
Corporate	828,501	8,587
Total identifiable assets	$1,475,858	$834,846

NOTE 14 – SUBSEQUENT EVENTS

On July 11, 2014 the Company issued 35,000 common shares for compensation. The stock was issued as compensation for work performed on our CipherLoc Encryption Technology. The shares were valued at $2,450 based on the market price on the date of grant.

Table of Contents	20

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q/A, “Company,” “our company,” “us,” and “our” refer to Cipherloc Corporation and its subsidiaries, unless the context requires otherwise.

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

Financial results and trends

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenue decreased to $1,725 from $137,941 for the three months ended June 30, 2014 and 2013, respectively. Our revenues decreased as a result of lower sales activity during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The lower sales activity is due to the Company’s focus on CipherLoc Encryption Technology.

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

We recorded loss from discontinued operations of $5,376 as related to income of $1,138 for the three months ended June 30, 2014 and 2013, respectively. The Company is currently engaged in the medical billing operations. Until October 1, 2009, the Company’s sole sources of revenues were from GPS operational device business. The Company discontinued its GPS operational device business in February 2010 (See “Note 7 -Discontinued Operations” to the accompanying Consolidated Financial Statements).

Table of Contents	21

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

Revenue decreased to $224,400 from $461,512 for the nine months ended June 30, 2014 and 2013, respectively. Our revenues decreased as a result of lower sales activity during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The lower sales activity is due to the Company’s focus on CipherLoc Encryption Technology.

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

Liquidity and Capital Resources

We have an accumulated deficit at June 30, 2014 of $28,983,918 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Nine Months Ended
	June 30, 2014	June 30, 2013
	(Restated)
Net cash provided by (used in):
Operating activities	$752,098	$(40,043)
Investing activities	—	(10,147)
Financing activities	67,816	98,646

Operating Activities

Cash flows from operating activities. Our cash provided by (used in) operating activities were $752,099 and ($40,043) for the nine months ended June 30, 2014 and 2013, respectively. The increase in cash provided by operations was primarily attributable to the increase of deferred revenue generated by our CipherLoc segment.

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

Table of Contents	22

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

ITEM 4.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the date of this filing.

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

April 20, 2016	Cipherloc Corporation By: /s/ Michael De La Garza

Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: April 20, 2016	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Chief Financial Officer (Principal Financial Officer)

Table of Contents	25