Form 10-Q
period 2016-03-31
CIPHERLOC Corp
filed 2016-06-06
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2016
Common stock, $0.01 par value	4,813,541

  CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending September 30, 2016.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$750,767	$1,993,406
Assets attributable to discontinued operations	3,232	3,232
Total current assets	753,999	1,996,638
LONG TERM ASSETS:
Lease deposit	7,217	—
Total long term assets	7,217	—
TOTAL ASSETS	$761,216	$1,996,638

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$29,569	$69,194
Accrued compensation	345,408	1,031,751
Deferred revenue-current	450,000	—
Liabilities attributable to discontinued operations	18	18
Total current liabilities	824,995	1,100,963
LONG TERM LIABILITIES
Deferred revenue, net of current portion	558,686	1,125,000
Total long-term liabilities	558,686	2,225,963
TOTAL LIABILITIES	1,383,681	2,225,963

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
1

10,000,000 issued and outstanding as of March 31, 2016 and September 30, 2015	100,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized;
4,469,241 and 4,356,741 issued and outstanding as of
March 31, 2016 and September 30, 2015, respectively	44,692	43,567

Stock subscription receivable	—	(50,000)
Additional paid-in capital	43,057,310	42,815,934
Accumulated deficit	(43,824,467)	(43,138,826)
Total stockholders' deficit	(622,465)	(229,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$761,216	$1,996,638

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
		Restated		Restated

REVENUE	$112,500	$—	$116,314	$431
COST OF REVENUES	30,300	64,650	30,300	127,970

GROSS PROFIT (LOSS)	82,200	(64,650)	86,014	(127,539)

OPERATING EXPENSES:
General and administrative	251,550	10,107,671	577,817	10,283,996
Impairment	—	238,531	—	238,531
Research and development	110,493	19,469	237,643	41,650
Total operating expenses	362,043	10,365,671	815,460	10,564,177
OPERATING LOSS	(279,843)	(10,430,321)	(729,446)	(10,691,716)

OTHER INCOME AND (EXPENSES)

Gain on extinguishment	43,911	—	43,911	—
Interest expense	—	(817)	(106)	(1,841)
Total other income (expenses)	43,911	(817)	43,805	(1,841)

LOSS FROM CONTINUING OPERATIONS	(235,932)	(10,431,138)	(685,641)	(10,693,557)

LOSS FROM DISCONTINUED OPERATIONS	—	(155)	—	(869)

NET LOSS	$(235,932)	$(10,431,293)	$(685,641)	$(10,694,426)

NET LOSS PER COMMON SHARE - Basic and diluted:

Continuing operations	$(0.05)	$(3.68)	$(0.15)	$(3.77)

Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Total	$(0.05)	$(3.68)	$(0.15)	$(3.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	4,494,241	2,832,587	4,480,662	2,833,320

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended
March 31,
2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:		Restated
Net loss	$(685,641)	$(10,694,426)
Loss from discontinued operations	—	869
Net loss from continuing operations	(685,641)	(10,693,557)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on extinguishment	(43,911)	—
Impairment of software	—	238,531
Depreciation and amortization	—	127,240
Gain on cancellation of stock issued for services	—	(4,752)
Stock based compensation	27,500	9,900,000
Changes in operating assets and liabilities:
Deferred revenue	(116,314)	—
Accounts receivable	—	7,006
Accounts payable and accrued liabilities	(680,853)	(18,732)
Net cash used in operating activities	(1,499,219)	(444,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits with others	(7,216)	—
Net cash used in investing activities	(7,216)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from officer	(1,205)	—
Subscribed stock	—	(7,000)
Repayment of line of credit	—	(7,514)
Common stock issued for cash	265,001	—
Net cash (used in) provided by financing activities	263,796	(14,514)

DECREASE IN CASH	(1,242,639)	(458,778)
CASH, BEGINNING OF PERIOD	1,993,406	545,650
CASH, END OF PERIOD	$750,767	$86,872

CASH PAID FOR:
Interest paid	$106	$1,222
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Cancellation of stock for rescinded subscription	$50,000	$—
Cancellation of stock rescinded for purchase of software	$—	$6,000
Cancellation of common stock	$—	$150

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective by the Amended Certificate as of March 23, 2015  .

CipherLoc is a data security solutions company. Our highly innovative products - based on our patented polymorphic encryption technology - are designed to enable an iron-clad layer of protection to be added to existing solutions. CipherLoc has developed technology that:

• Dramatically enhances data security

• Can be easily added to existing products

• Is scalable and future-proof

Our solutions are not a replacement of existing encryption technologies but rather an enhancement to them. Our mobile, desktop, and server software solutions are specifically designed to be added to any third-party application, service, or product. With a highly flexible and modular technology that can be easily added other software solutions, CipherLoc can support a wide range of use cases including any-to-any security (mobile-to-mobile, mobile-to-desktop, desktop-to-cloud, etc.), dynamically-created VPNs (where no provisioning is necessary), and many others.

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

Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2015 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at March 31, 2016 of $43,824,467 and needs additional cash to maintain its operations  . We intend to continue raising money through a private placement memorandum and also by the release of products during the 2016 calendar year to fund our operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2016 and 2015, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At March 31, 2016, $490,672 of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2016 and September 30, 2015, the Company had 10,000,000 shares of preferred stock outstanding which are convertible into 15,000,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentration of Credit Risk and Customer Concentrations

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

During the three and six months ended March 31, 2016, one customer made up 100% of revenues. Management believes the loss of this customer would have a material impact on the Company’s financial position, results of operations, and cash flows.

Revenue Recognition

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.    When the fair value of VSOE of post contract customer support cannot be determined, the revenue is recognized ratably over the contract period. In June 2014, the Company entered into an agreement to provide software and support to a third party for which no VSOE for any elements is known. Delivery of the use of the license was not achieved until December 2015; the only remaining undelivered element was post contract support services, and accordingly, the revenues will be recognized on a pro rata basis prospectively over the remaining 30 months of the related contracts. Deferred revenue results from fees billed to or collected from customers for which revenue has not yet been recognized.

The Company has deferred revenue from one customer of $1,008,686 as of March 31, 2016 and $1,125,000 as of September 30, 2015.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs incurred in our continuing operations for the three and six months ended March 31, 2016 and 2015 were $110,493, $19,469, $237,643 and $41,650, respectively.

Recent Accounting Announcements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (1) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

NOTE 5 – RELATED PARTY TRANSACTIONS

The advances from the CEO are due on demand and do not accrue interest. These advances are included in accounts payable and accrued liabilities on the balance sheet. The Company had advances from the CEO of $0 and $1,205 as of March 31, 2016 and September 30, 2015, respectively.

NOTE 6– DISCONTINUED OPERATIONS

Cloud MD Sale   The Company’s Board of Directors believed that it was in the best interest of the Company to discontinue the former business operation Cloud MD. During September 2015, the Cloud MD business segment was discontinued and a plan of sale of the segment was approved. The Cloud MD sale occurred in October 2015 as a $250,000 note payable from a former employee of Cloud MD. The note receivable has five annual payments of $50,000 and carries interest of 3% a year. We reviewed the need for an allowance for loan loss and estimation of impairment of the note receivable based on professional relationship and experience with the buyer and the specifics of the agreements. As it was determined that collectability of the cash was not reasonably assured, the Company has fully reserved the receivable, and the Company will record the gain from the sale of assets of discontinued operations in the future when and if cash is received.

NOTE 7 - EQUITY

As of March 31, 2016, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Common Stock

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. There were 4,469,241 shares issued and outstanding as of March 31, 2016. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

During the three months ended March 31, 2016, there were no shares of common stock sold for cash.    During the six months ended March 31, 2016, 132,500 shares of common stock were sold for cash proceeds of $265,001. On October 22, 2015, the Company issued 5,000 shares of common stock to an individual per an asset purchase agreement. The shares had a value of $27,500 on the date of issue, which was treated as a research and development expense rather than an asset, as the purchased technology has not reached technological feasibility.

Preferred Stock

As of March 31, 2016, the Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. As of March 31, 2016, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Preferred A shares can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various collections matters; the defendants have asserted certain counterclaims. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, based on the current status of the matters, we believe that the resolution of these proceedings through settlement or judgment will not have a material adverse effect on our operating results, financial position or cash flow.

NOTE 9 - SUBSEQUENT EVENTS

The Company hired Mike Salas as Vice President of Sales and Marketing on April 25, 2016. The employment contract grants an annual salary of $175,000 and restricted common stock with an annual value of $125,000. One quarter of the stock shall be granted at the end of the first quarter anniversary of employment and a like amount each quarter as long as the contract is in effect.  The Company also executed a three-year lease agreement effective April 1, 2016 for a free standing building with annual rent of $86,596 for the first year increasing annual to $90,502 for the third year.  The lease is automatically renewable for two one year periods at the Company’s option.  The building is located in Buda, Texas. Since March 31, 2016, the Company has issued 315,500 restricted common shares through a Private Placement Memorandum for cash proceeds totaling $631,000  . The Company also issued 28,800 shares for services in lieu of cash.

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

Our Business

Cipherloc Corporation is a Data Security Solutions Company for the rapidly expanding Cloud based Cyber Security industry. Cipherloc is based in Henderson, Nevada.

The Company has introduced an innovative and revolutionary new type of encryption technology with five international patents and two US patents pending and is the industry’s first “Polymorphic Cipher Engine”, called CipherLoc®. It is the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (PKPA). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications.

Financial results and trends

Results of Operations for the Six Months Ended March 31, 2016 and 2015

Revenue increased to $116,314 from $431 for the six months ended March 31, 2016 and 2015, respectively. Our revenues increased as a result of our focus on the marketing of our CipherLoc Encryption Technology.

Cost of revenue was $30,300 and $127,970 for the six months ended March 31, 2016 and 2015, respectively. Our cost of revenue was related to the maintenance and enhancements to the CipherLoc Encryption Technology.

Selling, general and administrative expenses decreased to $577,817 from $10,283,996 for the six months ended March 31, 2016 and 2015, respectively. The decrease in our selling, general and administrative expenses are related to the fact that we issued less stock for compensation.

Research and development expenses increased to $237,643 from $41,650 for the six months ended March 31, 2016 and 2015, respectively. The increase in our research and development expenses are related to increased software development costs towards our CipherLoc Encryption Technology.

Interest expense decreased to $106 from $1,841 for the six months ended March 31, 2016 and 2015, respectively. Our interest expense decreased as a result of paying off and closing our line of credit.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At March 31, 2016, the Company had cash of $750,767.

We have an accumulated deficit at March 31, 2016 of $43,824,467 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $550,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has a credit card account with Chase Bank with a balance of $9,389 as of March 31, 2016 and a borrowing limit of $29,000. The Company closed a line of credit with Chase Bank and does not have any other outstanding loans or liabilities that do not appear on our balance sheet. The Company has also raised money in the form of a private placement memorandum.

We believe that our existing cash and investment balances, our available revolving credit facility, our ability to raise money through a private placement memorandum, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements to fund research, product development and product sales.   Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	March 31, 2016	March 31, 2015
		Restated
Net cash provided by (used in):
Operating activities	$(1,499,219)	$(444,264)
Investing activities	(7,216)	-
Financing activities	263,796	(14,514)

Operating Activities

Cash flows from operating activities. Our cash used in operating activities were $(1,499,219) and $(444,264) for the six months ended March 31, 2016 and 2015, respectively. The increase of cash used in operations was primarily attributable to the payment of salaries.

Investing Activities

Cash flows from investing activities. Our cash used in investing activities were $(7,216) and $0 for the six months ended March 31, 2016 and 2015, respectively. The increase of cash used in investing activities was used to pay an office lease deposit.

Financing Activities

Cash flows from financing activities. Cash (used in) provided by financing activities was $263,796 and ($14,514) for the six months ended March 31, 2016 and 2015, respectively The increase in cash flows from financing activities is related to funds raised from a PPM.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief

Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of March 31, 2016. There have been changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Specifically, management has continued to apply precise revenue recognition standards to properly record revenue.

a.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various collections matters; the defendants have asserted certain counterclaims. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, based on the current status of the matters, we believe that the resolution of these proceedings through settlement or judgment will not have a material adverse effect on our operating results, financial position or cash flow.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Since March 31, 2016, the Company has issued 315,500 restricted common shares through a Private Placement Memorandum for cash proceeds totaling $631,000  , pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), afforded by Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2016.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 (4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 (6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy (6)
10.4	Amended and Restated 2000 Stock Option Plan (3)
10.5	Form of 2004 Stock Retainage Plan Agreement (6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 (6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems (5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC (6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System (6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003 (6)
10.12	Employment agreement of Michael De La Garza (8)
10.13	Employment agreement of Pamela Thompson (8)
10.14	Licensing Agreement Code Robert, LLC and Sunset Angel Productions, LLC (11)
10.15	Employment Agreement Dr. Albert Carlson (13)
10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software(13)
10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015
10.18	Sisco Product Development Agreement dated November 6, 2015
10.19	Cloud Medical Doctors Software Corporation 48 month Licensing Agreement with Gawk (13)
10.20	Employment agreement of Patrick Doherty dated January 16, 2016
10.21	Employment agreement of Carlos Gonzales dated March 14, 2016
10.22	Employment agreement of Mike Sales dated April 25, 2016
10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016
14	Code of Ethics (7)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a14 and 15d14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a14 and 15d14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certifidcation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
15

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.

(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.

(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.

(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015

(10)	Incorporated by reference to the Registrant’s Form 14-CDEF filed on September 12, 2014

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 13, 2015
(13)	Incorporated by reference to the Registrant’s Form 10-K for year ended September 30, 2015 and filed on February 4, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 3, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: June 3, 2016	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Chief Financial Officer (Principal Financial Officer)
17