Form 10-Q/A
period 2015-12-31
CIPHERLOC Corp
filed 2016-06-08
CIK 1022505

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  [ ]    No  [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2016
Common stock, $0.01 par value	4,813,541

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Cipherloc Corporation (the “Company”) for the quarter ended December 31, 2015, as originally filed with the Securities and Exchange Commission on February 22, 2016 (the “Original Filing”), to reflect a restatement of our financial statements as a result of improper revenue recognition and a change to gain recognition related to a discontinued operations. Revenues under the Company’s software license and support arrangements should have been recognized ratably over the term of the agreement once delivery and acceptance was deemed completed by the parties.

We also made adjustments to the Notes to Financial Statements, specifically, Notes 2 and 6 to support the changes made to the financial statements . These changes include a restatement of revenue that is described in Note 2,  and also to a change in gain recognition for a discontinued operation that is explained in Note 6.

This amendment also contains changes to Part II – Other information. These changes are as follows:

Item 2.  Management’s Discussion and analysis of financial condition and results of operations has been amended by updating changes in Results of operations and Liquidity and Capital Resources.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q/A FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Balance Sheets	1
	Statements of Operations	2
	Statements of Cash Flows	3
	Notes to Financial Statements	4
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	8

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6.	Exhibits	21

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

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

CIPHERLOC CORPORATION
BALANCE SHEETS
(UNAUDITED) as Amended

	Dec 31, 15	Sep 30, 15
	(Restated)
ASSETS
Cash	$1,131,206	$1,993,406
Assets attributable to discontinued operations	3,232	3,232

Total Current Assets	1,134,438	1,996,638

Proprietary Technology	7,217	—
TOTAL ASSETS	$1,141,655	$1,996,638
LIABILITIES & EQUITY
Liabilities
Accounts payable and accrued liabilities	$405,779	$1,100,945
Due to related party	1,205	—
Liabilities attributable to disco ops	18	18
Deferred Revenue	1,121,185	1,125,000
Total Liabilities	1,528,187	2,225,963
Equity
Series A Convertible Preferred Stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 outstanding As of December 31, 2015 and September 30, 2015	100,000	100,000
Common Stock, $0.01 par value, 650,000,000 shares authorized; 4,494,421 issued and outstanding as of December 31, 2015 and 4,356,741 issued and outstanding as of September 30, 2015	44,942	43,567
Other Equity	(50,000)	(50,000)
Additional Paid-In Capital	43,107,060	42,815,934
Accumulated deficit	(43,588,534)	(43,138,826)
Total Equity	(386,532)	(229,325)
TOTAL LIABILITIES & EQUITY	$1,141,655	$1,996,638

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED) As Amended

	Three Months Ended December 31,
	2015	2014
	(Restated)
Revenue	$3,814	$—
Cost of Revenues	—	—
Gross Profit	3,814	—
Operating Expenses:
General and administrative	298,767	176,325
Research and development	154,650	17,431
Total Operating Expenses	453,417	193,756
Operating Loss	(449,603)	(193,756)
Other Expenses
Interest expense	(106)	(1,024)
(Loss) from Continuing Operations	(449,709)	(194,780)
Gain (Loss) from Discontinued Operations	—	(68,353)
Net Loss	$(449,709)	$(263,133)
Net Loss per Common Share - Basic and diluted:
Continuing operations	$(0.10)	$(0.07)
Discontinued operations	$0.00	$(0.02)
Total	$(0.10)	$(0.09)
Weighted Average Number of Common Shares Outstanding
Basic and diluted	4,476,659	2,833,265

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED) As Amended
	Three Months Ended December 31,
	2015	2014
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(449,709)	$(263,133)
(Gain) Loss from discontinued operations	—	68,353
Net loss from continuing operations	(449,709)	(194,780)
Adjustments to reconcile net loss from continuing operations:
to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—
Stock-based compensation	27,500	—
Changes in operating assets and liabilities:
Accounts receivable	—	—
Deferred revenue	(3,814)	—
Accounts payable and accrued liabilities	(691,934)	(138,879)
Net cash (used in) operating activities	(1,117,957)	(333,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit with others	(10,449)	—
Net cash from investing activities	(10,449)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	1,205	—
Subscribed stock	—	(4,739)
Common stock issued for cash	265,001	—
Net cash provided by financing activities	266,206	(4,739)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating	—	1,249
Net decrease in cash from discontinued operations	—	1,249

(DECREASE) INCREASE IN CASH	(862,200)	(337,149)
CASH, BEGINNING OF PERIOD	1,993,406	545,650
CASH, END OF PERIOD	$1,131,206	$208,501

CASH PAID FOR:
Interest	$107	$1,111
Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Common stock rescinded for purchase of software	$—	$(6,000)
Cancellation of common stock	$—	$—

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restatement reflects adjustments to correct errors identified by management related to the Company’s revenue recognition of a transaction that occurred during the quarter ended December 31, 2015. The effect of the restatement was material on the Company’s Balance Sheets, Income Statement and Statement of Cash Flows. The nature and impact of these adjustments are described below.

Gain recognition on the sale of certain assets of discontinued operations needed to be deferred and will be discussed in detail in Note 6.

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

During the quarter ended December 31, 2015, the Company had retrospectively restated software revenue related to the sale of a license for its Cipherloc software to a third-party. Management subsequently determined that there was an error in calculating the correct amount of revenue based upon ratable accounting to recognize during the quarter ended December 31, 2015. The Company has corrected the classification of this amount ($3,814) as a reduction to software revenue and an increase to deferred revenue.

For the quarter ended December 31, 2015

The results of the restatements are summarized as follows:

Balance Sheet as of December 31, 2015:

	As reported	Restatement Adjustment	As restated
Deferred revenue	$691,406	$429,779	$1,121,185
Current liabilities	1,098,408	429,779	1,528,187
Accumulated deficit	(42,908,755)	(429,779)	(43,338,534)

Statement of Operations for the three months ended December 31, 2015:

	As reported	Restatement Adjustment	As restated
Revenue	$433,594	$(429,780)	$3,814
Loss from continuing operations	(19,929)	(429,780)	(449,709)

Statement of Cash Flows for the three months ended December 31, 2015:

	As reported	Restatement Adjustment	As restated
Net loss	$230,071	$(679,780)	$(449,709)
Revenue	(433,594)	429,780	(3,814)

NOTE 3 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2015 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2015 included within the Company’s Form 10-K, as amended, as filed with the Securities and Exchange Commission.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at December 31, 2015 of $43,588,534 and needs additional cash to maintain its operations.

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

The Company has deferred revenue from one customer of $1,121,185 as of December 31, 2015 and $1,125,000 as of September 30, 2015.

NOTE 6– DISCONTINUED OPERATIONS

Cloud MD Sale

The Company’s Board of Directors believed that it was in the best interest of the Company to discontinue the former business operation Cloud MD. During September 2015, the Cloud MD business segment was discontinued and a plan of sale of the segment was approved. The Cloud MD sale occurred in October 2015 as a $250,000 note payable from the buyer. The note receivable has five annual payments of $50,000 and carries interest of 3% a year. We reviewed the need for an allowance for loan loss and estimation of impairment of the note receivable based on professional relationship and experience with the buyer and the specifics of the agreements. As it was determined that collectability of the cash was not reasonably assured, the Company has fully reserved the receivable, and the Company will record revenue in the future when and if cash is received.

NOTE 7 – EQUITY

Since September 30, 2015, the Company has issued 132,500 restricted common shares through a Private Placement Memorandum for cash proceeds totaling $265,001.

NOTE 8 - SUBSEQUENT EVENTS

The Company hired Mike Salas as Vice President of Sales and Marketing on April 25, 2016. The employment contract grants an annual salary of $175,000.00 and restricted common stock with an annual value of $125,000. One quarter of the stock shall be granted at the end of the first quarter anniversary of employment and a like amount each quarter as long as the contract is in effect.  The Company also executed a three-year lease agreement effective April 1, 2016 for a free standing building with annual rent of $86,596 for the first year increasing annual to $90,502 for the third year.  The lease is automatically renewable for two one year periods at the Company’s option.  The building is located in Buda, Texas.

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

Financial results and trends

Results of Operations for the Three Months Ended December 31, 2015 and 2014

Revenue increased to $3,814 from $0 for the three months ended December 31, 2015 and 2014, respectively. Our revenues increased as a result of a software sale that was recognized using ratable accounting during the three months ended December 31, 2015.

Cost of revenue was $0 for the three months ended December 31, 2015 and 2014, respectively.

Selling, general and administrative expenses increased to $298,767 from $176,325 for the three months ended December 31, 2015 and 2014, respectively. The increase in our selling, general and administrative expenses is related to compensation. Research and development costs increased to $154,650 from $17,431 for the three months ended December 31, 2015 and 2014, respectively. Our research and development costs increase is related to new product development of our Cipherloc technology.

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

We have an accumulated deficit at December 31, 2015 of $43,588,534 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: June 7, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: June 7, 2016	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Chief Financial Officer (Principal Financial Officer)

