Form 10-Q
period 2016-06-30
CIPHERLOC Corp
filed 2016-09-02
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-28745

Cipherloc Corporation

(Name of small business issuer as specified in its charter)

Texas	86-0837077
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Main St, Suite 100

Buda, TX 78610

(Address of principal executive offices)

Previously: 1291 Galleria Drive, Suite 200

Henderson, NV 8904

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes   [ ]  No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2016
Common stock, $0.01 par value	5,176,855

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Amended Annual Report on Form 10-K/A for the year ended September 30, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending September 30, 2016.

CIPHERLOC CORPORATION
BALANCE SHEETS
	June 30, 2016	September 30, 2015
ASSETS	(UNAUDITED)

Current Assets
Cash	$802,048	$1,993,406
Assets attributable to discontinued operations	—	3,232
Prepaid Expenses	10,000	—
Total Current Assets	812,048	1,996,638
Other Assets
Deposits	57,797	—
Total Other Assets	57,797	—
TOTAL ASSETS	$869,845	$1,996,638
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$47,550	$69,194
Accrued compensation	345,408	1,031,751
Deferred revenue-current	450,000	—
Liabilities attributable to discontinued operations	—	18
Total Current Liabilities	842,958	1,100,963
Long Term Liabilities
Deferred revenue, net of current portion	446,186	1,125,000
Total Long Term Liabilities	446,186	1,125,000
TOTAL LIABILITIES	$1,289,144	$2,225,963
STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of June 30, 2016 and September 30, 2015	100,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 5,176,855 and 4,356,741 issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	51,768	43,567
Additional paid-in capital	44,465,404	42,815,934
Stock subscription receivable	—	(50,000)
Accumulated deficit	(45,036,471)	(43,138,826)
Total stockholders' deficit	(419,299)	(229,325)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$869,845	$1,996,638

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE	$112,500	$—	$228,814	$431
COST OF REVENUES	30,300	63,620	60,600	191,590
GROSS PROFIT (LOSS)	82,200	(63,620)	168,214	(191,159)
OPERATING EXPENSES
General and administrative	1,156,242	251,770	1,731,059	10,535,766
Impairment	—	119,266	—	357,797
Research and development	140,962	27,195	378,605	68,845
Total operating expenses	1,297,204	398,231	2,109,664	10,962,408
OPERATING LOSS	(1,215,004)	(461,851)	(1,941,450)	(11,153,567)
OTHER INCOME AND (EXPENSES)
Gain on extinguishment	—	—	43,911	—
Interest expense	—	2	(106)	(1,839)
Total other income (expenses)	—	2	43,805	(1,839)
LOSS FROM CONTINUING OPERATIONS	(1,215,004)	(461,849)	(1,897,645)	(11,155,406)
LOSS FROM DISCONTINUED OPERATIONS	—	—	—	(869)
NET LOSS	$(1,215,004)	$(461,849)	$(1,897,645)	$(11,156,275)
NET LOSS PER COMMON SHARE - Basic and diluted:
Continuing operations	$(0.24)	$(0.16)	$(0.41)	$(3.91)
Discontinued operations	$—	$—	$—	$—
Total	$(0.24)	$(0.16)	$(0.41)	$(3.91)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	4,819,608	2,885,104	4,594,098	2,852,486

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASHFLOWS

(UNAUDITED)

	2016	2015
OPERATING ACTIVITIES
Net loss	$(1,897,645)	$(11,156,275)
Loss from discontinued operations	—	869
Net loss from continuing operations	(1,897,645)	(11,155,406)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on extinguishment	(43,911)	—
Impairment of software	—	357,797
Depreciation and amortization	—	193,204
Stock-based compensation	29,100	9,930,800
Termination of software license	803,250	—
Amortization of deferred revenue	(228,814)	—
Gain on cancellation of stock issued for services	—	(4,752)
Changes in operating assets and liabilities:
Accounts receivable and other	—	7,006
Prepaid expenses	(6,768)	—
Accounts payable and accrued liabilities	(662,889)	48,572
Net cash used in operating activities	(2,007,677)	(622,779)
INVESTING ACTIVITIES
Deposits	(57,797)	—
Net cash used in investing activities	(57,797)	—
FINANCING ACTIVITIES
Receipt (Repayment) of advances from officer	(1,205)	74,211
Subscribed stock	—	(7,000)
Repayment of line of credit	—	(11,515)
Common stock issued for cash	875,321	112,000
Net cash provided by financing activities	874,116	167,696
DECREASE IN CASH	(1,191,358)	(455,083)
CASH, BEGINNING OF YEAR	1,993,406	545,650
CASH, END OF YEAR	802,048	90,567
CASH PAID FOR:
Interest paid	106	1,839
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Common stock issued for purchase of software	$—	$194,500
Cancellation of stock rescinded for purchase of software	$—	$6 ,000
Cancellation of common stock	$—	$150

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective by the Amended Certificate as of March 23, 2015.

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

Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2015 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2015 included within the Company’s Form 10-K/A as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses from operations and has a net total equity balance at June 30, 2016 of ($419,299). The Company will intend to continue raising money through a private placement memorandum and also by the sale of products during the 2016 calendar year to fund operations.

These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and September 30, 2015, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At June 30, 2016, $552,048 of the Company’s cash balance was uninsured, and on September 30, 2015, $1,743,406 was uninsured. The Company has not experienced any losses in such accounts.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

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

During the three and nine months ended June 30, 2016, one customer made up 100% of revenues. Management believes the loss of this customer would have a material impact on the Company’s financial position, results of operations, and cash flows.

Revenue Recognition

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. When the fair value of VSOE of post contract customer support cannot be determined, the revenue is recognized ratably over the contract period. In June 2014, the Company entered into an agreement to provide software and support to a third party for which no VSOE for any elements is known. Delivery of the use of the license was not achieved until December 2015; the only remaining undelivered element was post contract support services, and accordingly, the revenues will be recognized on a pro rata basis prospectively over the remaining 30 months of the related contracts. Deferred revenue results from fees billed to or collected from customers for which revenue has not yet been recognized.

The Company has deferred revenue from one customer of $896,186 as of June 30, 2016 and $1,125,000 as of September 30, 2015.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs incurred in our continuing operations for the three months ended June 30, 2016 and 2015 were $140,962 and $27,195, respectively, and for the nine months ended June 30, 2016 and 2015 were $378,605 and $68,845, respectively.

Recent Accounting Announcements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those updates issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In February 2016, the FASB issued ASU 201602, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). This ASU requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company should apply the amendment using transition guidance for each aspect of the ASU. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU makes targeted improvements to the accounting for, and presentation and disclosure of, financial assets and liabilities. The ASU further requires separate presentation of financial assets and financial liabilities by measurement category on the balance sheet or the accompanying notes to the financial statements. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted based upon guidance issued within the ASU. The Company should apply the amendment prospectively, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The amendments in ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles — Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. In March 2016 through May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Consensuses of the FASB Emerging Issues Task Force and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-08, 2016-10 and 2016-12 clarify implementation guidance and introduce practical expedients, and are effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

NOTE 5 - RELATED PARTY TRANSACTIONS

The advances from the CEO are due on demand and do not accrue interest. These advances are included in accounts payable and accrued liabilities on the balance sheet. The Company had advances from the CEO of $0 and $1,205 as of June 30, 2016 and September 30, 2015, respectively.

NOTE 6 - DISCONTINUED OPERATIONS

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

NOTE 7 - EQUITY

As of June 30, 2016, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Common Stock

During the three months ended June 30, 2016, there were 315,500 shares of common stock sold for $613,320, net of $17,680 in offering costs. During the nine months ended June 30, 2016, 448,000 shares of common stock were sold for $875,321, net of $20,680 in offering costs.

On April 1, 2016, the Company issued 28,000 shares of common stock to BrokerBank having a market value of $56,000 as the stock portion of the fees due pursuant to the fee agreement BrokerBank is a registered broker dealer . On April 8, 2016, the Company issued 800 shares of common stock to Pamela Kafka for the design of the Company’s logo. The shares had a value of $1,600. On June 17 2016, the Company also issued 315,000 shares of common stock, with a fair market value of $803,250 to six individual licensees as consideration for their relinquishing all rights they had in a perpetual license to use the Company’s server. The fair market value of the shares issued was used to measure the transaction as this was the most reliably measureable amount.

Preferred Stock

As of June 30, 2016, the Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. As of June 30, 2016, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Series A Preferred Stock can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in a litigation as the plaintiff and counter defendant. While the outcome and impact of this currently pending legal proceeding cannot be predicted with certainty, based on the current status of the matters, we believe that the resolution of this proceeding through settlement or judgment will not have a material adverse effect on our operating results, financial position or cash flow. There is a $45,580 deposit in escrow to repurchase common stock as a settlement of pending litigation. Subsequent to quarter end, the Company received the common shares, and litigation was dismissed.

NOTE 9 – RECENT COMPANY ACTIVITIES

The Company hired Michael Hufnagel as Director of Engineering on June 27, 2016. The employment contract grants an annual salary of $145,000, a $10,000 signing bonus and restricted-common stock with an annual value of $60,000. One quarter of the stock shall be granted at the end of the first quarter anniversary of employment and a like amount each quarter as long as the contract is in effect.

********

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

The company will start generating revenues as soon as October, 2016. We are planning to launch our first wave of products in September, 2016.  These initial products will be focused on protecting “data in motion” and will consist of three different offerings: CipherLoc EDGE (for mobile platforms), CipherLoc ENTERPRISE (for desktops, laptops, & tablets), and CipherLoc GATEWAY (for servers).  The summaries for each of these products can be found on our website.  However, the end goal with the release of these products is to offer end-to-end data security (i.e. data can be securely sent to/from any mobile device, any PC, and any server).

We will be pursuing a Business to Business model.  One of the reasons for the delay in the product release is because we originally planned on a Business to Consumer model.  However, the end result of moving to a B-to-B model is that it is a far more scalable model because rather than trying to sign up individual clients, we will instead be pursuing businesses directly who will embed our technology within their own product offering.  We will be offering these potential clients a fairly standard software licensing - maintenance model under which they will license our software for use within their own products.  Any company today that is currently using encryption technology becomes a potential customer for us.  By targeting companies who are already building solutions that have encryption built-in to their products, we are planning to achieve scale much faster.

We have recently hired very well qualified personnel in Marketing and Sales as well as a highly qualified technical staff. We are also working with a third party and plan to engage with many more once our products are out on the market.

Financial results and trends

Results of Operations for the Nine Months Ended June 30, 2016 and 2015

Revenue increased to $228,814 from $431 for the nine months ended June 30, 2016 and 2015, respectively. Our revenues increased as a result of ratably recognizing a software license sale. This contract is being recognized ratably until June 2017.

Cost of revenue was $60,600 and $191,590 for the nine months ended June 30, 2016 and 2015, respectively. Our cost of revenue is comprised of salaries and maintenance costs related to our core Cipherloc products. This contract is being recognized ratably until June 2017.

Selling, general and administrative expenses decreased to $1,731,059 from $10,535,766 for the nine months ended June 30, 2016 and 2015, respectively. The major portion of our selling, general and administrative expenses for the nine months ended June 30, 2016 consisted of salaries in the amount of $461,923 and stock valued at $803,250 for the license termination. The license was terminated due to the need to remove Cloud MD clients from our servers to avoid potential HIPAA issues.

Interest expense decreased to $106 from $1,839 for the nine months ended June 30, 2016 and 2015, respectively. Our interest expense decreased as a result of the elimination of a line of credit that was closed during the fiscal year ended September 30, 2015.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At June 30, 2016, the Company had cash of $802,048.

We have net total deficit at June 30, 2016 of ($419,299) and need additional cash flows to maintain our operations. We depend upon the continued participation of our active Private Placement Memorandum (PPM) to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $850,000 to fund our operations. Our cash on hand may not be sufficient to meet these cash needs for the next 12 months. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. The Company will continue to use the strategy of issuing shares in lieu of cash payments when it is in the best interest of the Company and its shareholders. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Sources of Cash

The Company raises money in the form of a private placement memorandum. The Company has a credit card account with Chase Bank with borrowing limit of $29,000. The Company pays off the balance in full every month and does not carry any balances that would incur interest related charges. The Company closed its line of credit with Chase Bank during calendar year 2014 or earlier and does not have any other outstanding loans or liabilities that do not appear on our balance sheet.

We believe that our existing cash and investment balances, our available credit card account, our ability to raise money through a private placement memorandum, and cash generated from existing and future operations may not be sufficient to meet our working capital and capital expenditure requirements for the next 12 months to fund research, product development and product sales. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	June 30, 2016	June 30, 2015
Net cash provided by (used in):
Operating activities	$(2,007,677)	$(622,779)
Investing activities	$(57,797)	$—
Financing activities	$874,116	$167,696

Operating Activities

Cash flows from operating activities. Our cash used in operating activities was ($2,007,677) and ($622,779) for the nine months ended June 30, 2016 and 2015, respectively. The increase of cash used in operations was primarily attributable to the increase in payroll and general and administrative expenses as we move towards bringing products to market.

Investing Activities

Cash flows from investing activities. Our cash used in investing activities were $57,797 and $0 for the nine months ended June 30, 2016 and 2015. This is related to an increase in deposits held to secure leases and contracts.

Financing Activities

Cash flows from financing activities. Cash provided by financing activities was $874,116 and $167,696 for the nine months ended June 30, 2016 and 2015, respectively. In the nine months ended June 30, 2016, the Company received cash for the sale of common stock of $875,321, net of offering costs of $20,680.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no material changes in market risk from those described in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Amended Annual Report on Form 10-K/A for the year ended September 30, 2015.

ITEM 4.         CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of our Amended Annual Report on Form 10-K/A for the year ended September 30, 2015, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015 due to the identification of material weaknesses.

Management identified a number of deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2015 and through June 30, 2016 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes including a lack of sufficient accounting staff which resulted in inadequate segregation of duties, the inability to prove delivery of software, an insufficient number of personnel familiar with financial and SEC reporting requirements, inadequate monitoring and review controls over financial reporting and disclosures as well as transaction processing, and insufficient written policies and procedures for accounting and financial reporting.

Remediation Plan

Management is in the process of executing a remediation plan intended to address the material weaknesses discussed above. These remediation efforts are focused on:

·	Hiring additional accounting staff to provide adequate segregation of duties;
·	Enhancing controls around proving the delivery of software;
·	Retaining appropriate resources familiar with financial and SEC reporting requirements;
·	Monitoring and reviewing controls over financial reporting and disclosures as well as transaction processing; and
·	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

During the nine months ended June 30, 2016, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

Inherent Limitations on Internal Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Limitations inherent in any control system include the following:

·	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;
·	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override;
·	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions;
·	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures; and
·	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a litigation as the plaintiff and counter defendant While the outcome and impact of this currently pending legal proceeding cannot be predicted with certainty, based on the current status of the matters, we believe that the resolution of this proceeding through settlement or judgment will not have a material adverse effect on our operating results, financial position or cash flow.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company has unregistered sales of securities through an active Private Placement Memorandum. During the three months ending June 30, 2016, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company sold and issued 315,500 shares of common stock for $610,320, net of offering costs and pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), afforded by Rule 506 of Regulation D. The Company also issued 315,000 shares of common stock as a settlement to terminate a perpetual software license to the license holders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended June 30, 2016.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

 ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 (4)
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 (6)
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy (6)
10.4	Amended and Restated 2000 Stock Option Plan (3)
10.5	Form of 2004 Stock Retainage Plan Agreement (6)
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 (6)
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)
10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUS™ School Child Tracking Systems (5)
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC (6)
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System (6)
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003 (6)
10.12	Employment agreement of Michael De La Garza (8)
10.13	Employment agreement of Pamela Thompson (8)
10.14	Licensing Agreement Code Robert, LLC and Sunset Angel Productions, LLC (11)
10.15	Employment Agreement Dr. Albert Carlson (13)
10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software (13)
10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015

10.18	Sisco Product Development Agreement dated November 6, 2015
10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk (13)
10.20	Employment agreement of Patrick Doherty dated January 16, 2016
10.21	Employment agreement of Carlos Gonzales dated March 14, 2016
15

10.22	Employment agreement of Mike Salas dated April 25, 2016

Filed With This Report

10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016
10.24	Employment agreement of Mike Hufnagel dated June 7, 2016

14	Code of Ethics (7)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a14 and 15d14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a14 and 15d14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.
(6)	Incorporated by reference to the Registrant’s Form SB2 filed on or around June 24, 2004.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015
(10)	Incorporated by reference to the Registrant’s Form 14-CDEF filed on September 12, 2014
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 13, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: September 2, 2016	Cipherloc Corporation By: /s/ Michael De La Garza
Michael De La Garza
Chief Executive Officer (Principal Executive Officer)

Registrant Date: September 2, 2016	Cipherloc Corporation By: /s/ Eric Marquez
Eric Marquez
Chief Financial Officer, Principal Financial Officer

