Form 10-K
period 2016-09-30
CIPHERLOC Corp
filed 2017-02-02
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 000-28745

Cipherloc Corporation

(Name of small business issuer as specified in its charter)

Texas	86-0837077
State of Incorporation	IRS Employer Identification No.

825 Main Street, Suite 100

Buda, TX 78610

(Address of principal executive offices)

(512) 772-4237

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates: $15,617,469 as based on the closing price of the stock on January 26, 2017. The voting stock held by non-affiliates on that date consisted of 4,579,903 shares of common stock.

As of February 2, 2017, there were 5,877,673 shares of common stock, par value $0.01, and 10,000,000 shares of preferred stock, par value $0.01, issued and outstanding.

Documents Incorporated by Reference: None

Cipherloc Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016 and 2015

Special Note Regarding Forward-Looking Statements

Some of our statements under “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”” the Notes to Financial Statements and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

PART I

ITEM 1. BUSINESS.

General

Cipherloc is a data security solutions company. Our highly innovative products - based on our patented polymorphic encryption technology - are designed to enable an iron-clad layer of protection to be added to existing solutions. Cipherloc has developed technology that:

●	Dramatically enhances data security

●	Can be easily added to existing products

●	Is scalable and future-proof

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

In the year ended September 30, 2011, the Company introduced Cloud-MD. On September 29, 2015, the Company decided to sell Cloud-MD. It was sold to an employee for $250,000 as set out in an Asset Purchase Agreement and Promissory Note attached to this report as an exhibit. The sale of Cloud MD closed on October 1, 2015. As of this time, the Company has not received a payment from the purchaser, and a full allowance has been recorded.

Item 1. Description of Business

Products and Services

CipherLoc is a data security solutions company. Our highly innovative products - based on our patented polymorphic encryption technology - are designed to enable an iron-clad layer of protection to be added to existing solutions. Cipherloc has developed technology that:

●	Dramatically enhances data security

●	Can be easily added to existing products

●	Is scalable and future-proof

CipherLoc Marketing

The foundation of modern security relies on encryption technology to protect sensitive information and maintain user privacy. However, modern encryption algorithms are “broken” – the massive amounts of computing horsepower available today have compromised existing algorithms and made them susceptible to attacks. CipherLoc is a data security solutions company. Our innovative technology can be used to overcome the flaws and inadequacies associated with today’s encryption algorithms in order to fully and securely protect the world’s data.

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

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. As indicated previously, forward-looking statements are often identified by words, “will”, “may”, “should”, “continue”, “anticipate”, “believe”, “expect”, “plan”, “forecast”, “project”, “estimate”, “intend” and words of similar nature. Forward-looking statements generally include statements containing:

●	projections about accounting and finances;

●	plans and objectives for the future;

●	projections or estimates about assumptions relating to our performance; or

●	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

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

The independent auditor’s report on our financial statements for the year ended September 30, 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2016 of $45,780,569 and need additional cash flows to maintain our operations. We depend upon equity financing provided by our active Private Placement Memorandum (PPM) and product sales to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail or cease our operations altogether. If we curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Because we are quoted on the OTC Markets formerly known as “Pinks Sheets” instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our stock.

Our common stock is traded on the OTCQB “OTC Markets”. The OTCQB “OTC Markets” is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB “OTC Markets” as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be “penny stock”, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

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

The President/CEO, Director Mr. De La Garza controls 90% (9,000,000) of the Series A Preferred Stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Series A Preferred Stock can only convert the shares to common shares, on a 1 to 1.5 basis, upon the agreement by 50.1% vote of all preferred shareholders.

Also, the officers and directors have changes in control provisions that allows for the full payment of salary and stock in case the company is taken over by a third party. In addition to the ability of these directors and officers of the Company to vote, shares represent a significant majority of the total voting power of the Company’s common shares. (See the officer employment agreements).

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

Risks Relating To Our Industry

We face intense competition.

We continue to experience intense competition across all markets for our products and services. Although we believe our business and product portfolio is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

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

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on innovative and new software presents new and complex development issues. Significant delays in new product releases or significant problems in creating new products could adversely affect our revenue.

Acquisitions and joint ventures may have an adverse effect on our business.

We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

Risks Related to our Securities

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

●	actual or anticipated variations in our quarterly results of operations;

●	changes in market valuations of companies in our industry;

●	changes in expectations of future financial performance;

●	fluctuations in stock market prices and volumes;

●	issuances of dilutive common stock or other securities in the future;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

●	it is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales

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

ITEM 2. PROPERTIES

Starting in August 2016, the Company setup a new office at 825 Main Street, Suite 100, Buda, Texas 78610. The Company still maintains a shared office with a shareholder at 1291 Galleria Drive, Suite 200, Henderson, Nevada 89014. The office is of no cost to the Company.

ITEM 3. LITIGATION

As of September 30, 2016, the Company is not involved in any material litigation.

The Company has settled all litigation in which it was involved. The matter that was pending in the United States Federal District Court for the Southern District of Mississippi was settled and dismissed on July 12, 2016 and the matter pending in Chancery Court of Rankin County Mississippi was settled and dismissed on July 18, 2016. The Company repurchased its stock with the $45,580 it held in escrow as the Company’s contribution to the settlements and all other expenses and costs were covered by the Company’s insurance carrier. The repurchased stock had a fair market value of $61,281 resulting in a gain on settlement.

ITEM 4. NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market, and quoted on the Over the Counter Bulletin Board and can be accessed on the Internet at OTCQB markets.com under the symbol “CLOK.”

At September 30, 2016, there were 5,268,859 shares of common stock of the Company outstanding and there were 963 shareholders of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for CipherLoc’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2016
First Quarter (October – December 2015)	$5.80	$2.00
Second Quarter (January – March 2016)	$4.00	$1.70
Third Quarter (April - June 2016)	$4.07	$2.48
Fourth Quarter (July – September 2016)	$3.20	$2.60
Fiscal Year 2015
First Quarter (October – December 2014)	$3.10	$0.80
Second Quarter (January – March 2015)	$4.03	$0.88
Third Quarter (April - June 2015)	$5.00	$2.70
Fourth Quarter (July – September 2015)	$7.25	$3.23

Dividends

We did not declare any dividends for the year ended September 30, 2016. Our Board of Directors does not intend to declare dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

CipherLoc’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer Corporation located in Las Vegas, Nevada.

Recent sales of Unregistered Securities

Fiscal Year Ended September 30, 2016

Stock Issued for Cash

During the year ended September 30, 2016, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 513,500 shares of common stock for $946,320 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), afforded by Rule 506 of Regulation D.

Stock Issued in Connection with acquisition of Software

During the year ended September 30, 2016, the Company issued 5,000 shares of common stock valued at $27,500 based on the market price on the date of grant for the acquisition of software. The software was expensed as there was not technical feasibility for use of the software.

Stock Issued for Services

During the year ended September 30, 2016, the Company issued 75,000 shares of common stock for legal services with a fair value of $210,000 and was recorded on the date of grant. The Company issued 28,000 shares of common stock to BrokerBank Securities having a market value of $56,000 as the stock portion of the fees due pursuant to the fee agreement. BrokerBank Securities is a registered broker dealer in connection with sales of securities. The Company issued 10,677 shares of common stock with a fair value of $32,138 at date of grant to Michael Salas as a quarterly bonus. The Company also issued 800 shares of common stock to Pamela Kafka to design a company logo which had a fair value of $1,600 at date of grant.

Preferred Stock

The Company has authorized 10,000,000 shares of Series A Preferred Stock, at $0.01 par value and all are issued and outstanding as of September 30, 2016. Each share of the preferred stock has 150 votes on all matters presented to be voted by the holders of our common stock. The CEO has been granted 9,000,000 shares of the preferred stock. The holders of the Preferred A shares can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Common Stock

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. On March 23, 2015, the common stock was reverse split on a 1 for 100 basis. There were 5,268,859 shares issued and outstanding as of September 30, 2016. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

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

Stock Issued for Services

During the year ended September 30, 2015, the Company issued 161,654 shares of common stock as compensation, which includes a performance bonus of 2,084 shares to Dr. Carlson. The fair value of the shares was $994,665 including stock that vested immediately and a performance base grant valued at $10,733, and was recorded at the market price on the date of grant.

Stock Issued for Performance

Dr. Carlson shall be entitled to a performance bonus of 50,000 shares of Cipherloc stock to be paid at such time as the CipherLoc Polymorphic Hardware Engine can be demonstrated to function as a working, complete, product capable of being manufactured in facilities that would normally produce standard Field Programmable Gate Array chips. Management had determined that it was probable that the award will vest. Accordingly, the Company recognized 2,084 shares during 2015 and compensation expense of $10,733 during the year ended September 30, 2015. The unvested portion of the award was to be recognized over the implied service period of twenty-four months. During the year ended September 20, 2016, it was determined that technological feasibility had not yet been reached and no additional expense was recognized during the year.

Stock Issued for Services Related Party

On September 18, 2015, the Company granted 140,000 common shares to its President/CEO, Michael De La Garza. The fair value of the shares was $838,600 and was recorded at the market price on the date of grant. During the fiscal year, Mr. De La Garza was issued 6 million shares of preferred stock. These 6 million shares were valued at $9,900,000.

Warrants and Options

There are no issued and outstanding options or warrants to purchase common stock or any other security.

ITEM 6. SELECTED FINANCIAL DATA

This Item is not required for smaller reporting companies and the company has elected to omit this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

The following information contains certain forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “could,” “expect,” “estimate,” “anticipate,” “PLAN,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Our Business

Cipherloc is a data security solutions company. Our highly innovative products - based on our patented polymorphic encryption technology - are designed to enable an iron-clad layer of protection to be added to existing solutions. Cipherloc has developed technology that:

●	Dramatically enhances data security

●	Can be easily added to existing products

●	Is scalable and future-proof

The Company has introduced an innovative and revolutionary new type of encryption technology with five international patents and three US patents pending and is the industry’s first “Polymorphic Cipher Engine”, called CipherLoc®. It is the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (PKPA). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are litigation. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 3, “Significant Accounting Policies” in the notes to our financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Software Revenue Recognition

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

Stock issued to employees and non-employees

The Company measures the compensation cost using the fair value based method. This method uses the fair value at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Grants to vendors are recorded at fair value at each reporting period.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2016, Compared to Fiscal Year Ended September 30, 2015 (as restated)

Revenue is $341,478 for the year ended September 30, 2016; no revenues were realized in 2015. The revenues in 2016 are related a five-year license agreement for certain source code which we will support over the contract. Delivery occurred in late December 2015, so we are recording revenues over the remaining term of the agreement of 30 months from the delivery date. Cost of revenue was $90,900 for the year ended September 30, 2016. We include certain salaries of technical support staff and related costs.

General and administrative expenses decreased to $1,167,466 the year ended September 30, 2016 from $12,842,678 for the year ended September 30, 2015. The decrease in our general and administrative expenses is largely due to the $10.7 million in stock-based compensation to our Chief Executive Officer during the year ended September 30, 2015.

We incurred settlement expenses of $763,469 to settle litigation and for the termination of software licenses related to seven separate licenses in that the software usage would possibly interfere with the Company’s future software development. The software license settlements were satisfied through the issuance of 327,500 shares of common stock at fair value on date of grant, which are presented net of 20,359 shares returned in the litigation settlement.

Sales and marketing expenses were $218,722 for the year ended September 30, 2016 and $43,524 for the year ended September 30, 2015. We hired Mike Salas as VP of Sales and Marketing during the current year to lead our sales and marketing efforts. We also updated and re-launched our company website to more accurately show our enhanced business focus.

Research and development costs increased to $755,159 from $227,650 for the years ended September 30, 2016 and 2015, respectively. Our research and development costs increase is related to an increase in research and development payroll. Our research and development staff is working on the utilization of our software on multiple platforms with varying specifications.

Interest expense, net of interest income, increased to $47,117 in 2016 from $2,722 in 2015 for the years ended September 30, 2016 and 2015, respectively. Our interest expense increased as a result of interest expensed towards unpaid accrued benefits and salaries related to the former Chief Financial Officer of the Company in accordance with the employment agreement.

Net Loss

The net loss in the year ended September 30, 2016 was $2,641,743 compared to net loss during the year ended September 30, 2015 of $13,758,100. The decrease in the net loss is primarily due to a decrease in our general and administrative expenses. The net loss will continue to be reduced in that our research and developments will be less and anticipated revenues will be realized in the year ending September 30, 2017.

Liquidity and Capital Resources

We have an accumulated deficit at September 30, 2016 of ($45,780,569). We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At September 30, 2016, the Company had cash of $344,138. We believe that our existing cash balances are insufficient to fund future operations for the next 12 months. These factors raise doubt about the Company’s ability to continue as a going concern.

We depend upon the continued participation of our active Private Placement Memorandum (PPM) to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. The Company has raised money in the form of a private placement memorandum total $946,320. In addition, subsequent to September 30, 2016, the Company has raised $784,520 in equity financing, net of offering costs.

There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent auditors have included an explanatory paragraph in their opinion regarding substantial doubt about the ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended September 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(2,567,341)	$(749,050)
Investing activities	$(28,247)	$-
Financing activities	$946,320	$2,229,388

Operating Activities

Our cash used in operating activities was $2,567,341 and $749,050 for the years ended September 30, 2016 and 2015, respectively. The increase in cash used in operations was primarily attributable to an increase in legal costs, salaries, marketing and office costs.

Investing Activities

Our cash used in investing activities was $28,247 and $0 for the years ended September 30, 2016 and 2015. Our increase in cash used in investing activities is related to equipment, leasehold improvements, and lease deposit.

Financing Activities

Cash provided by financing activities was $946,320 and $2,229,388 for the years ended September 30, 2016 and 2015, respectively. We received cash net of offering costs from the sale of our common stock of $946,320 and $2,283,000 for the years ended September 30, 2016 and 2015, respectively. During the year ended September 30, 2015, we repaid our lines of credit of $53,612.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cipherloc Corporation

We have audited the accompanying balance sheet of Cipherloc Corporation (the “Company”) as of September 30, 2016, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the financial statements, the Company has incurred losses and has a working capital deficit as of September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these factors are also described on Note 2. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

dbbmckennon

Newport Beach, California

February 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cipherloc Corporation

Buda, Texas

We have audited the accompanying balance sheet of Cipherloc Corporation (the “Company”) as of September 30, 2015, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 4, 2016

CIPHERLOC CORPORATION

BALANCE SHEETS

	September 30,
	2016	2015

ASSETS
Current assets:
Cash	$344,138	$1,993,406
Accounts receivable, net of allowance of $10,000	-	-
Assets attributable to discontinued operations	-	3,232
Prepaid officer compensation	44,788	-
Other prepaid expenses	2,500	-
Total current assets	391,426	1,996,638

Other assets	12,218	-
Fixed assets, net	13,897	-
Total assets	$417,541	$1,996,638

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$62,270	$69,194
Accrued compensation	420,334	1,031,751
Deferred revenue-current	442,000	341,000
Liabilities attributable to discontinued operations	-	18
Total current liabilities	924,604	1,441,963

Long term liabilities:
Deferred revenue, net of current portion	341,522	784,000
Total long term liabilities	341,522	784,000
Total liabilities	1,266,126	2,225,963

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of September 30, 2016 and 2015, respectively	100,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 5,268,859 and 4,356,741 issued and outstanding as of September 30, 2016 and 2015, respectively	52,688	43,567
Additional paid-in capital	44,779,296	42,815,934
Stock subscription receivable	-	(50,000)
Accumulated deficit	(45,780,569)	(43,138,826)
Total stockholders’ deficit	(848,585)	(229,325)
Total liabilities and stockholders’ deficit	$417,541	$1,996,638

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2016	2015
Revenues	$341,478	$-

Cost of revenues	90,900	-
Gross profit	250,578	-

Operating expenses :
General and administrative (includes stock-based expense of $211,600 for 2016 and $11,733,265 for 2015)	1,167,466	12,842,678
Sales and marketing (includes stock-based expense of $54,803 and $0 for 2015)	218,722	43,524
Settlement expenses	763,469	-
Research and development (includes stock-based expense of $46,291 for 2016 and $194,500 for 2015)	755,159	227,650
Total operating expenses	2,904,816	13,113,852

Operating loss	(2,654,238)	(13,113,852)

Other income and (expenses):
Gain on extinguishment	59,612	-
Net interest expense	(47,117)	(2,722)
Total other income (expenses)	12,495	(2,722)

Loss from continuing operations	(2,641,743)	(13,116,574)

Loss from discontinued operations	-	(641,526)

Net loss	$(2,641,743)	$(13,758,100)

Net loss per common share - Basic and diluted:

Continuing operations	$(0.56)	$(4.22)

Discontinued operations	$-	$(0.21)

Total	$(0.56)	$(4.43)

Weighted average common shares outstanding - Basic and diluted	4,744,815	3,105,738

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Preferred Stock		Common Stock			Additional
	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at September 30, 2014	4,000,000	$40,000	2,834,737	$28,347	$-	$28,635,141	$(29,380,726)	$(677,238)

Preferred stock issued to officers	6,000,000	60,000	-	-	-	9,840,000	-	9,900,000

Common stock rescinded for purchase of asset	-	-	(2,000)	(20)	-	(4,732)	-	(4,752)

Cancellation of stock	-	-	(150)	(2)	-	2	-	-

Common stock issued for cash, net of offering costs	-	-	1,147,500	11,475	-	2,271,525	-	2,283,000

Common stock issued for subscription receivable	-	-	25,000	250	(50,000)	49,750	-	-

Common stock issued for services	-	-	161,654	1,617	-	993,048	-	994,665

Common stock issued to officers	-	-	140,000	1,400	-	837,200	-	838,600

Common stock issued for software licensing	-	-	50,000	500	-	194,000	-	194,500

Net loss	-	-	-	-	-	-	(13,758,100)	(13,758,100)

Balance at September 30, 2015	10,000,000	$100,000	4,356,741	43,567	(50,000)	42,815,934	(43,138,826)	(229,325)

Common stock issued to officers	-	-	16,477	165	-	102,529	-	102,694

Common stock issued for cash	-	-	513,500	5,135	-	941,185	-	946,320

Common stock issued for license termination	-	-	307,141	3,071	-	760,398	-	763,469

Common stock issued for legal services	-	-	75,000	750	-	209,250	-	210,000

Reversal of subscription receivable	-	-	-	-	50,000	(50,000)	-	-

Net loss	-	-	-	-	-	-	(2,641,743)	(2,641,743)

Balance at September 30, 2016	10,000,000	$100,000	5,268,859	$52,688	$-	$44,779,296	$(45,780,569)	$(848,585)

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,641,743)	$(13,758,100)
Loss from discontinued operations	-	641,526
Net loss from continuing operations	(2,641,743)	(13,116,574)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation	2,132	-
Stock-based compensation	312,694	11,733,265
Stock issued with licensing agreement	-	194,500
Gain on settlements	(59,612)	(4,752)
Termination of software license	763,469	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(558,747)	451,511
Prepaid officer compensation	(44,788)
Other prepaid expenses	732	(7,000)
Deferred revenue	(341,478)	-
Net cash used in operating activities	(2,567,341)	(749,050)

CASH FLOWS FROM INVESTING ACTIVITIES

Other assets	(12,218)	-
Equipment purchases	(16,029)	-
Net cash used in investing activities	(28,247)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	-	(53,612)
Common stock issued for cash, net of offering costs	946,320	2,283,000
Net cash provided by financing activities	946,320	2,229,388
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating	-	(32,582)
Net cash flows from discontinued operations	-	(32,582)

INCREASE (DECREASE) IN CASH	(1,649,268)	1,447,756
CASH, BEGINNING OF YEAR	1,993,406	545,650
CASH, END OF YEAR	$344,138	$1,993,406

CASH PAID FOR:
Interest paid	$-	$2,836
Income taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:
Cancellation of common stock	$-	$150
Stock subscription receivable	$-	$50,000

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 1- DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective through the Amended Certificate as of March 23, 2015.

Cipherloc is a data security solutions company. Our highly innovative products - based on our patented polymorphic encryption technology - are designed to enable an iron-clad layer of protection to be added to existing solutions.

On September 30, 2015, the Company decided to sell Cloud MD. Cloud MD was a business segment that provided cloud based medical software and services, designed for healthcare providers. The details of the sale were finalized in October 2015. By selling Cloud MD, the Company will allocate all resources towards the Cipherloc encryption development. The Cloud MD component is presented as a discontinued operation as more fully described in Note 3.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at September 30, 2016 of ($45,780,569) and needs additional cash to maintain its operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation of Financial Statements

The Company is presenting the years ended September 30, 2016 and 2015 without consolidation of financial activity, as there has been no activity in any subsidiaries.

Reclassifications

Certain reclassifications have been made to conform the 2015 amounts to the 2016 classifications for comparative purposes.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and 2015, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At September 30, 2016, approximately $94,138 of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

Website and Software Costs

The Company’s accounting for software development costs complies with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, whereby capitalization begins when the Company has a working prototype and has been tested, thereby achieving technological feasibility. This occurs very late in the development stage of the software product. The Company has determined the software costs do not fall under ASC 350-40, Internal-Use Software, based on the guidance in ASC 985-605-55-119 through 125 which covers guidance for hosting agreements. The Company’s product will generally not be hosted and will reside on the technology platform available to the user.

Fixed Assets

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated life of equipment is three (3) years. The estimated life of our leasehold improvements is the lesser of the term of the related lease and useful life.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The Company impaired software in the amount of $347,477 associated with discontinued operations during the year ended September 30, 2015.

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

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Customer Concentration

During the year ended September 30, 2016, one customer accounted for 100% of revenues.

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

The Company has deferred revenue of $783,522 and $1,125,000 as of September 30, 2016 and 2015, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs incurred in our continuing operations for the years ended September 30, 2016 and 2015 were $755,159 and $227,650, respectively.

Share-Based Compensation

The Company measures the cost of services provided by employees in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. Performance-based grants should be recognized prior to completion if the assessment is that it is probable that the performance condition will be met. There were no options or warrants issued by the Company during the years ended September 30, 2016 and 2015.

For non-employees, the Company uses the fair value at each reporting date over the service period, which is usually the vesting period.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions for the years ended September 30, 2016 or 2015.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2016 and 2015, the Company had 10,000,000 shares of preferred stock outstanding which are convertible into 15,000,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Discontinued Operations

Cloud MD Sale

The Company’s Board of Directors believed that it was in the best interest of the Company to discontinue the former business operation Cloud MD. During September 2015, the Cloud MD business segment was discontinued and a plan of sale of the segment was approved. The Cloud MD sale occurred in October 2015 as a $250,000 note payable from the buyer. Accordingly, the assets, which had a net book value of zero as of September 30, 2015, qualified as held for sale and the Company has presented Cloud MD as discontinued operations. As of September 30, 2016, the Company has not received any payments towards the note payable from the buyer, and a full allowance has been recorded.

Details of the classifications for revenues, operating expenses and discontinued operations are shown below.

	Year ended September 30,
	2016	2015
Revenues	$-	$-
Operating expenses	-	(641,526)

Loss from discontinued operations	$-	$(641,526)

There were no significant assets of discontinued operations during the periods presented.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern"” (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (Topic 740), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

NOTE 4 – SOFTWARE LICENSES

Gawk

On June 14, 2014, the Company entered into a license agreement with Gawk to use the CipherLoc engine for $1,125,000 for a period of four (4) years. This customer licensed the CipherShop-CipherLoc encryption software technology and support services. The Company was not required to make significant modifications at the time the contract was executed. The Company has never sold or licensed the CipherShop-CipherLoc encryption software, nor any support services for such. Under the license agreement, the Company is to provide access to its software on an operational basis and provide training. The Company will also provide unspecified upgrades, if and when available, and 24/7 support over the license term. No Vendor-Specific Objective Evidence was known for any of the elements. After the agreement was executed, the licensee requested modifications to the software because they could not use the software with the requested modifications. The Company made the newly requested modifications to the software. Management delivered the finished product in late December 2015, thus delivery had not deemed to have occurred until such date. The contract termination date was not extended beyond the initial date of June 2018. Revenues are being recorded from the date of delivery over the remaining term of the agreement or 30 months. For these reasons, revenue is recognized proratably from December 2015 until June 2018. During the year ended September 30, 2016, the Company recognized revenues of $341,478 and had a deferred revenue balance of $783,522.

GoSecured

The Company signed a license agreement with GoSecured on September 15, 2016 to provide GoSecured with a non-exclusive, non-transferable license to use multiple versions of CipherLoc encryption software. GoSecured is to pay a $10,000 license and maintenance fee, as well a royalty (three to ten percent of gross sales) for each end user agreement, dependent upon the origination of the end user agreement. To date, no amounts have been received or recorded as revenues under this contract.

NOTE 5 – RELATED PARTY TRANSACTIONS

Employment Contracts

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013. The employment agreement will expire on January 1, 2018 and shall automatically renew for another five years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors. During the year ended September 30, 2016, the base salary was $360,000.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;

b.	The Company’s earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any year is at least $1,000,000;

iii.	An automobile allowance of $1,500 per month.

iv.	A medical insurance allowance of $1,500 per month.

v.	In the event the executive’s employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company has removed other provisions from the original employment agreement.

During the years ended September 30, 2016 and 2015, cash compensation amounted to $397,854 and $684,098, including benefits, respectively. During the years ended September 30, 2016 and 2015, stock-based compensation amounted to zero and $10,738,600, respectively. As of September 30, 2015, the Chief Executive Officer was due $778,087, which is included within accrued compensation on the accompanying balance sheet. The Chief Executive Officer was prepaid $44,788 to be offset against 2017 payments. In addition, as of September 30, 2016, payroll taxes of $34,557 were included within accrued liabilities on the accompanying balance sheet. Payments made to the Chief Executive Officer were made on a gross basis with the Chief Executive Officer assuming responsibility for the remittance of the tax to the appropriate tax authorities.

Other than the employment contract with our CEO, we have employment agreements with Michael Salas and Michael Hufnagel (the “Agreements”). The Agreements are for a term of one year, with Mr. Salas’s Agreement commencing on April 25, 2016 and expiring on April 24, 2017, and Mr. Hufnagel’s commencing on June 27, 2016 and expiring on June 26, 2017. Both Agreements have three successive one year extensions. Mr. Salas has an annual salary of $175,000 and quarterly stock issuances equal to $125,000 per year. Mr. Hufnagel has an annual salary of $145,000, an initial sign-on bonus of $10,000 and quarterly stock issuances equal to $60,000 per year. As of September 30, 2016, these individuals were owed $13,333 which is included within accrued compensation on the accompanying balance sheet. As of September 30, 2016, these individuals were owed common shares for services, but for which shares have not yet been issued. An accrual has been recorded to equity totaling $41,456 to accrue the common shares earned.

The Agreement provides that, in addition to receiving paid vacation in accordance with the Company’s policies as well as other customary benefits and provisions, Mr. Salas and Mr. Hufnagel shall receive an annual base salary, a signing bonus and a stock grant. If, at any time during the term of the Agreement, Mr. Salas or Mr. Hufnagel is terminated “without cause,” they will be entitled to receive a cash payment equal to the aggregate compensation payable to them during the remaining term of the Agreement.

Terminated Employment Agreement

We previously had an employment agreement with our Chief Financial Officer which terminated in 2015. There were amounts that were accrued and unpaid as of September 30, 2016 and 2015, totaling $291,715 and $253,665, respectively, According to the original agreement, the unpaid salaries were to accrue interest at 15%, which has been accrued at each reporting date. Interest expense was $38,050 and $23,915 during the years ended September 30, 2016 and 2015, respectively. Management believes that such amounts were previously satisfied though the issuance of common stock, and does not intend to pay such amounts.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

As of September 30, 2016, the Company is not involved in any material litigation.

The Company has settled all litigation in which it was involved. The matter that was pending in the United States Federal District Court for the Southern District of Mississippi was settled and dismissed on July 12, 2016 and the matter pending in Chancery Court of Rankin County Mississippi was settled and dismissed on July 18, 2016. The Company repurchased its stock with the $45,580 it held in escrow as the Company’s contribution to the settlements and all other expenses and costs were covered by the Company’s insurance carrier. The repurchased stock had a fair market value of $61,281 resulting in a gain on settlement.

Commission Agreement

The Company entered into an agreement with BrokerBank Securities, Inc. to raise up to $40 million from the issuance of common stock. In connection therewith, the Company agreed to pay a commission of 9%, payable 5% in cash and 4% in common stock. During the year ended September 30, 2016, the Company paid cash commissions of $20,680 and 28,000 shares of common stock. These amounts were netted against the proceeds received as described in Note 7 below. After September 30, 2016, the Company revised the commission to be paid to 8% in cash.

Leases

The Company leased 3,906 square feet of office space Buda, Texas. The lease for the Buda facility began on April 1, 2016 and continues until March 31, 2019. The current rental rate of $7,216 continues until March 31, 2017, and then increases to $7,379 from April 1, 2017 until March 31, 2018. On April 1, 2018, the rent goes to $7,542 and ends on March 31, 2019. The lease shall be automatically renewed for two one-year periods, $7,705 per month through March 31, 2020  and $7,867 per month until March 31, 2021 ) unless either Landlord or Customer (the Company) notifies the other in writing at least 180 days prior to the expiration of the current term.

Future annual minimum lease obligations at September 30, 2016 are as follows:

Year Ending September 30,	Amount
2017	$87,570
2018	$89,520
2019	$45,252
TOTAL:	$222,342

Line of Credit

The Company does not have any lines of credit. Prior to September 30, 2015, the Company had a line of credit that was unsecured and was paid in full in the amount of $53,612.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2016 and 2015, the Company had 5,268,859 and 4,356,741 outstanding, respectively, and was authorized to issue 650,000,000 common shares at a par value of $0.01. The Company issued 25,000 shares of stock for a subscription receivable for $50,000 during the year ended September 30, 2015. The subscription receivable was removed during the year ended September 30, 2016 due to non-payment.

Preferred Stock

As of September 30, 2016 and 2015, the Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. As of November 11, 2016, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Preferred A shares can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders. On February 5, 2015, the Company issued 6,000,000 shares of its Series A Preferred Stock to its CEO. As of September 30, 2015, the Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. The Company recorded $9,900,000 as stock compensation based on the market value of the Company’s common stock on the date of grant.

Fiscal Year Ended September 30, 2016

Stock Issued for Cash

During the year ended September 30, 2016, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 513,500 shares of common stock for $946,320, net of offering costs of $80,680.

Stock Issued for Services

During the year ended September 30, 2016, the Company issued 10,677 shares of common stock valued at $32,138 and accrued earned shares of common stock amounting to $41,456 as compensation to certain officers pursuant to their employment agreements. In addition, the Company issued 800 shares for marketing services valued at $1,600, and 5,000 shares issued for software development valued at $27,500. The Company also issued 75,000 shares for legal services valued at $210,000. The shares for these issuances were valued using the closing market price of the Company's common stock on the commitment date.

Stock Issued for Settlements

The Company issued stock to terminate software licenses. The Company incurred settlement expenses of $763,469 for the termination of software licenses related to seven separate licenses in that the software usage would possibly interfere with the Company’s future software development. The settlements were satisfied through the issuance of 307,141 shares of common stock at fair value on date of grant.

Stock Issued for Subscription Receivable

The Company issued stock for an interested Private Placement Memorandum party. The individual’s payment did not clear the bank account, and, the stock was never received by the individual. The Company has not received the money and is in the process of cancelling the issued stock.

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

Stock Issued for Services

During the year ended September 30, 2015, the Company issued 161,654 shares of common stock as compensation, which includes 2,084 shares issued for performance to Dr. Carlson. The fair value of the shares was $994,665 including stock that vested immediately and a performance base grant valued at $10,733, and was recorded at the market price on the date of grant.

Stock Issued for Performance

Dr. Carlson shall be entitled to a performance bonus of 50,000 shares of Cipherloc stock to be paid at such time as the CipherLoc Polymorphic Hardware Engine can be demonstrated to function as a working, complete, product capable of being manufactured in facilities that would normally produce standard Field Programmable Gate Array chips. Management has determined that it is probable that the award will vest. Accordingly, the Company recognized 2,084 shares during 2015 and compensation expense of $10,733 during the year ended September 30, 2015. The unvested portion of the award will be recognized over the implied service period of 24 months. During the year ended September 20, 2016, it was determined that technological feasibility had not yet been reached and no additional expense was recognized during the year.

Stock Issued for Services Related Party

On September 18, 2015, the Company granted 140,000 common shares to its President/CEO, Michael De La Garza. The fair value of the shares was $838,600 and was recorded at the market price on the date of grant. In addition, on February 5, 2015, the Company issued 6,000,000 shares of its Series A Preferred Stock to its CEO, valued at $9.9 million. The Company recorded $10.7 million as stock compensation for the combined value of all preferred and common stock, based upon the market value of the Company’s common stock on the date of grant.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2016 and 2015 consist of the following:

	September 30,
	2016	2015
Current:
Federal	$-	$-
State	-	-
	$-	$-

Deferred:
Federal	$(603,753)	$(435,391)
State	-	-
	(603,753)	(435,391)
Valuation allowance	603,753	435,391
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2016	2015
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	0.0	0.0
Valuation allowance	(34.0)	(34.0)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2016	2015
Net operating loss carry forward	$11,597,828	$9,822,083
Valuation allowance	(11,597,828)	(9,822,083)
Deferred income tax asset	$-	$-

The Company has a net operating loss carry forward of approximately $11.6 million available to offset future taxable income. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Management has determined that there is a cumulative ownership change of more than 50% over a three-year period. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015 are subject to an annual limitation of approximately $600,000.

For the years ended September 30, 2016 and 2015, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carry forward and the related valuation allowance.

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

The Company has not filed its federal income tax filings since 2012, which is through the fiscal year ending September 30, 2013. The Company is preparing the 2013 and 2014 filings, which report activity through the fiscal years ending September 30, 2014 and 2015. The September 30, 2016 tax return is not due at this time. The Company intends to remediate the lack of filing timely tax returns immediately.

NOTE 9 - SUBSEQUENT EVENTS

The following individuals were awarded common stock bearing a restrictive legend pursuant to Rule 144: Michael Hufnagel was issued 10,000 shares of common stock as a quarterly employee bonus. Robert LeBlanc was issued 25,000 shares of common for patent work. Gino Mauriello was issued 20,000 shares of common stock for his tenure as a Board Director. Albert Carlson was issued 50,000 shares of common stock as an annual bonus. Eric Marquez was issued 70,000 shares of common stock for his tenure as a Board Director and as a CFO stock award. Michael De La Garza was issued 300,000 shares of common stock for his tenure as Chairman of the Board and as a CEO stock award. The fair value of all 475,000 shares is $2,579,250 and will be recorded in fiscal 2017.

The Company has continued to raise equity financing through a Private Placement Memorandum. After September 30, 2016, the Company has sold 406,500 shares of common shares at $2.00 per share and received $784,520, net of offering costs.

The Company issued 25,000 shares for software termination settlement. The fair value of the shares on December 6, 2016 was $106,250.

On November 28, 2016, the Company entered into an independent sales contract for a period of six months commencing December 1, 2016.  In connection therewith, the Company will pay $5,000 draw per month to be offset against future commissions from the licensing of its technology.  The Company will pay a commission on licenses as follows:

Sales Amount	Commission to be Paid
$50,000	20%
$100,000	18%
$500,000	16%
$1,000,000	14%
$2,000,000	12%
$3,000,000	10%
$4,000,000	8%
$5,000,000	6%
$10,000,000	4%
$15,000,000+	TBD

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016, due to the identification of material weaknesses.

Management identified a number of deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2016 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes including a lack of sufficient accounting staff which resulted in inadequate segregation of duties, the inability to prove delivery of software, an insufficient number of personnel familiar with financial and SEC reporting requirements, inadequate monitoring and review controls over financial reporting and disclosures as well as transaction processing, and insufficient written policies and procedures for accounting and financial reporting.

Remediation Plan

Management is in the process of executing a remediation plan intended to address the material weaknesses discussed above. These remediation efforts are focused on:

●	Hiring additional accounting staff to provide adequate segregation of duties;

●	Enhancing controls around proving the delivery of software;

●	Retaining appropriate resources familiar with financial and SEC reporting requirements;

●	Monitoring and reviewing controls over financial reporting and disclosures as well as transaction processing; and

●	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

During the year ended September 30, 2016, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

Inherent Limitations on Internal Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Limitations inherent in any control system include the following:

●	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;

●	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override;

●	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions;

●	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures; and

●	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Michael De La Garza	58	Chairman, CEO, President

Eric Marquez	47	Chief Financial Officer, Secretary, Treasurer, Director

Gino Mauriello	41	Director

Albert Carlson, PhD	57	Chief Scientist

The Chief Executive Officer, Chief Financial Officer, directors and officers of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company are as follows:

Michael De La Garza, 58 years of age has 26 years’ experience in the software industry as an executive officer and founder of numerous companies both private and publicly traded. His career started in 1991 as the COO of a medical imaging company and subsequently founded or co-founded three other software companies where he served as President and/or CEO. Michael studied computer science at Southwest Texas State University and received a Computer Science Technical degree from Danforth Technical College in 1980.

Eric Marquez, 47 years of age, has been involved in finance, accounting, business and tax advisory services to various businesses and individuals for more than 17 years. He is a graduate of Appalachian State University, with a Bachelor of Science in Business Administration in Finance, Economics and Banking. There are no transactions involving the Chief Financial Officer that are reportable under Item 404(a) of Regulation S-K.

Gino Mauriello, 41 years of age, is a CPA and graduated with a Bachelor of Science in Business Administration with an emphasis in Accounting, from University of Nevada, Las Vegas. He is a Certified Public Accountant with an emphasis in tax for individuals and their companies. He performs audits for clients in specific industries. There are no transactions involving the Director that are reportable under Item 404(a) of Regulation S-K.

Albert Carlson, PhD, 57 years of age and on September 1, 2015 was appointed Chief Scientist of the Company. Dr. Carlson oversees the development of the Company’s CipherLoc® suite of products and reports directly to the President/CEO. Dr. Carlson created and led teams advancing the state-of-the-art in more than six embedded, computer, and electrical engineering sectors, creating new markets, products, and value for exploitation. He has extensive experience in on-time design to delivery while remaining under budget at all levels of engineering. Additionally, he has worked in many areas of engineering and has focused extensive world knowledge, as well as deep algorithmic, set theory, mathematical, and design expertise. Dr. Carlson holds a PhD in Computer Science from the University of Idaho. There are no transactions involving the Chief Scientist that are reportable under Item 404(a) of Regulation S-K.

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

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of September 30, 2016, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company’s prior management and board of directors have not filed the requirements timely.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2016 and 2015, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2016 and 2015 and 2014 SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	All other compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Michael De
La Garza	2016	$360,000	(ii)	-	-	$37,854	(i)	-	$397,854
CEO,	2015	$348,098		$300,000	$10,738,600	$36,000	(i)	-	$11,422,698
President &
Chairman

Eric Marquez
CFO,	2016	$90,000		-	-	-		-	$90,000
Secretary	2015	$7,500		-	-	-		-	$7,500
Treasurer &									-
Director

Gino	2016	-		-	-	-		-	-
Mauriello	2015	-		-	-	-		-	-
Director									-

Dr. Albert	2016	$150,000		-	-	-		-	$150,000
Carlson,	2015	$12,500		-	-	-		-	$12,500
CSO									-

(i)  All other compensation consists of remunerations for auto and health insurance costs.

(ii) Excludes $44,788 of prepaid compensation which will be offset against 2017 compensation.

2016 and 2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable

Michael De La Garza	2016
	2015	-	-	-	-	-	-	-	-	-

Eric Marquez	2016
	2015	-	-	-	-	-	-	-	-	-

Compensation of Directors

Our current compensation policy for directors is to compensate them through common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors were compensated during the Company’s last completed fiscal year for any service provided except as follows:

Employment Contracts

We have an employment agreement with Albert Carlson as our Chief Scientist. The Agreement is for a term of one year, commencing on September 1, 2015 and expiring on August 31, 2016 with three one year extensions. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company’s policies as well as other customary benefits and provisions, Dr. Carlson shall receive an annual base salary of $150,000. If, at any time during the term of the Agreement, Dr. Carlson is terminated “without cause,” he will be entitled to receive a cash payment equal to the aggregate compensation payable to him during the remaining term of the Agreement. The terms of the employment agreement are incorporated by reference and was filed with our Form 8-K on September 4, 2015.

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013. The employment agreement will expire on January 1, 2018 and shall automatically renew for another 5 years unless terminated in accordance with the provisions of the employment agreement. The terms of the employment agreement are incorporated by reference and was filed with our Form 10-K on October 10, 2013. The Company has decided to amend parts of the agreement, including the interest provision.

The employment agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors. During the year ended September 30, 2016, the base salary was $360,000.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;

b.	The Company’s earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any year is at least $1,000,000;

iii.	An automobile allowance of $1,500 per month.

iv.	A medical insurance allowance of $1,500 per month.

v.	In the event the executive’s employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company has removed other provisions from the original employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of February 2, 2017 based on 5,877,673 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owners (1)	Nature of Beneficial Ownership (2)	Amount	Percent Ownership

Michael De La Garza (3)	Common Stock	630,000	16.2%
Incl/MSR, LLC	Common Stock	322,461
c/o Cipherloc	Preferred Stock	9,000,000
825 Main St, Suite 100
Buda, TX 78610

Gino Mauriello	Common Stock	20,500	<1%
c/o Cipherloc
1291 Galleria Drive, Suite 200
Henderson, NV 89014

Eric Marquez	Common Stock	70,000	1.2%
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

Albert Carlson	Common Stock	53,668	<1%
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

All Officers and Directors
As a Group (4 persons)	Common Stock	1,096,629	18.7%

1. C/o our address, 825 Main Street, Ste 100, Buda, TX 78610 unless otherwise noted.

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

DESCRIPTION OF SECURITIES

General

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000 shares, at $0.01 par value. There were 5,268,859 shares of common stock issued and outstanding as of September 30, 2016.

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, at $0.01 par value and 10,000,000 are issued and outstanding as of September 30, 2016. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock. All 10,000,000 shares of preferred stock that were issued as follows; 3,000,000 to our CEO and 1,000,000 to a trust created by our former CFO on April 11, 2011 and 6,000,000 to our CEO on February 3, 2015. The shares were valued at the trading price of the common stock of $0.0095 on April 11, 2011 and recorded as an expense of $38,000. The shares issued on February 5, 2015 were valued at the trading price of the common stock of $1.10.

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

Convertible Securities

The Company has no convertible securities as of September 30, 2016.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On August 31, 2011, the Company engaged Pacific Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number are as follows: Pacific Stock Transfer, 4045 South Spencer #403, Las Vegas, NV 89119, phone number is (702) 361-3033.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company repaid $0 and $95,211 of the advances from the Company’s CEO in the years ended September 30, 2016 and 2015, respectively. The advances from the CEO are due on demand and do not accrue interest. As of September 30, 2016 and 2015, there is $0 and $1,205 owed to the CEO for advances respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Malone & Bailey, LLP for the audit of the Company’s annual financial statements for fiscal year ended September 30, 2015 were $48,000, and $8,500 for fiscal year ended September 30, 2016.

The aggregate fees expected to be billed by dbbMcKennon for the audit of the Company’s annual financial statements for fiscal year ended September 30, 2016 were approximately $75,000.

Audit-Related Fees. The aggregate fees billed by dbbMcKennon, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2016 and 2015 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0. The aggregate fees billed by Malone & Bailey, LLP, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2016 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $3,500.

Tax Fees. The aggregate fees billed by dbbMcKennon and Malone & Bailey, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2016 and 2015 were $0.

All Other Fees. The aggregate fees billed by dbbMcKennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended September 30, 2016 were $0.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2016 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

4.1	S-8 Registration Filed on June 2, 2014 and by reference incorporated herein

4.2	S-8 Registration Filed on October 27, 2016 and by reference incorporated herein

5.1	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on June 2, 2014

5.2	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on October 27, 2016

10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001(4)

10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003(6)

10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy(6)

10.4	Amended and Restated 2000 Stock Option Plan(3)

10.5	Form of 2004 Stock Retainage Plan Agreement(6)

10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003(6)

10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)

10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUS™ School Child Tracking Systems(5)

10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC(6)

10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System(6)

10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003(6)

10.12	Employment agreement of Michael De La Garza(8)

10.13	Employment Agreement of Pamela Thompson (8)

10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC (11)

10.15	Employment Agreement of Dr. Albert Carlson (10)

10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software(9)

10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015

10.18	Sisco Product Development Agreement dated November 6, 2015

10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk (13)

10.20	Employment agreement of Patrick Doherty dated January 16, 2016

10.21	Employment agreement of Carlos Gonzales dated March 14, 2016

10.22	Employment agreement of Mike Salas dated April 25, 2016

10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016

10.24	Employment agreement of Mike Hufnagel dated June 7, 2016

Filed With This Report

10.25	Software Licensing Agreement with GoSecured Dated August 29, 2016

Code of Ethics and Certifications

14	Code of Ethics(7)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act(9)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(9)

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.

(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

(5)	Incorporated by reference to the Registrant’s Form S-8 filed on or around June 3, 2003.

(6)	Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.

(9)	Incorporated herein

(10)	Incorporated by reference to Form 8-K filed on September 4, 2015

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cipherloc Corporation

Date: February 2, 2017	By:	/s/ Michael De La Garza
Michael De La Garza

Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: February 2, 2017	By:	/s/ Eric Marquez
Eric Marquez

Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 2, 2017	By:	/s/ Michael De La Garza
Michael De La Garza

Chairman

Date: February 2, 2017	By:	/s/ Eric Marquez
Eric Marquez

Director

