Form 10-Q
period 2016-12-31
CIPHERLOC Corp
filed 2017-02-21
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 000-28745

Cipherloc Corporation

(Name of small business issuer as specified in its charter)

Texas	86-0837077
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2017
Common stock, $0.01 par value	5,877,673

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10--Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that can be expected for the year ending September 30, 2017.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	December 31, 2016	September 30, 2016

ASSETS
Current Assets
Cash	$86,307	$344,138
Prepaid officer compensation	52,244	44,788
Other prepaid expenses	7,500	2,500
Total Current Assets	146,051	391,426

Other assets	12,591	12,218
Fixed assets, net	15,314	13,897
Total Assets	$173,956	$417,541
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$30,573	$62,270
Accrued compensation	516,335	420,334
Deferred revenue-current	442,000	442,000
Total Current Liabilities	988,908	924,604

Long-Term Liabilities
Deferred revenue, net of current portion	229,022	341,522
Total Long-Term Liabilities	229,022	341,522
Total Liabilities	1,217,930	1,266,126

Commitments and Contingencies (Note 5)
Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of December 31, 2016 and September 30, 2016	100,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 5,905,973 and 5,268,859 issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	59,059	52,688
Additional paid-in capital	47,741,795	44,779,296
Accumulated deficit	(48,944,828)	(45,780,569)
Total Stockholders’ Deficit	(1,043,974)	(848,585)
Total Liabilities and Stockholders’ Deficit	$173,956	$417,541

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2016	2015
Revenues	$112,500	$3,814
Cost of revenues	30,300	—
Gross Profit	82,200	3,814

Operating Expenses
General and administrative (includes stock-based expense of $2,117,700 for 2016)	2,430,937	298,767
Sales and marketing (includes stock-based expense of $31,250 for 2016)	98,374	—
Research and development (includes stock-based expense of $476,550 for 2016 and $41,533 for 2015)	599,959	154,650
Settlement expense	106,250	—
Total Operating Expenses	3,235,520	453,417
Operating Loss	(3,153,320)	(449,603)

Other Expenses
Interest expense	(10,939)	(106)
Net Loss	$(3,164,259)	$(449,709)

Net Loss per Common Share – Basic and Diluted:	$(0.56)	$(0.10)

Weighted Average Common Shares Outstanding – Basic and Diluted	5,662,077	4,476,659

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,164,259)	$(449,709)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,381	—
Stock-based compensation	2,117,700	27,500
Stock issued for services	507,800	—
Termination of software license	106,250	—
Changes in operating assets and liabilities:		—
Prepaid officer compensation	(7,456)	—
Prepaid expenses and other assets	(5,000)	—
Deferred revenue	(112,500)	(3,814)
Accounts payable and accrued liabilities	68,304	(691,934)
Net cash used in operating activities	(487,780)	(1,117,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets and software	(2,798)	—
Deposit with others	(373)	(10,449)
Net cash used in investing activities	(3,171)	(10,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	—	1,205
Common stock issued for cash	233,120	265,001
Net cash provided by financing activities	233,120	266,206

DECREASE IN CASH	(257,831)	(862,200)
CASH, BEGINNING OF PERIOD	344,138	1,993,406
CASH, END OF PERIOD	$86,307	$1,131,206

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at September 30, 2016	10,000,000	$100,000	5,268,859	$52,688	$44,779,296	$(45,780,569)	$(848,585)

Common stock issued for services	-	-	99,114	991	506,809	-	507,800

Common stock issued for cash	-	-	123,000	1,230	231,890	-	233,120

Common stock issued for license termination	-	-	25,000	250	106,000	-	106,250

Common stock issued to officers	-	-	390,000	3,900	2,117,800	-	2,121,700

Net loss	-	-	-	-	-	(3,164,259)	(3,164,259)

Balance at December 31, 2016	10,000,000	$100,000	5,905,973	$59,059	$47,741,795	$(48,944,828)	$(1,043,974)

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective by the Amended Certificate as of March 23, 2015.

Cipherloc is a data security solutions company. Our highly innovative products, based on our patented polymorphic encryption technology, are designed to enable an iron-clad layer of protection to be added to existing solutions. Cipherloc has developed technology that:

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

Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2016 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2016 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses from operations and has an accumulated deficit at December 31, 2016 of $48,944,828. The Company intends to continue raising money through a private placement memorandum and through the sale of products during the 2017 calendar year to fund operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and September 30, 2016, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At December 31, 2016, none of the Company’s cash balance was uninsured, and at September 30, 2016, $94,138 was uninsured. The Company has not experienced any losses in such accounts.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2016 and September 30, 2016, the Company had 10,000,000 shares of preferred stock outstanding, which are convertible into 15,000,000 shares of common stock. The Company issued 123,000 shares of restricted common shares through a Private Placement Memorandum for proceeds totaling $233,120 during the three months ended December 31, 2016. The Company also issued 25,000 shares of restricted stock pursuant to Rule 144 to terminate a perpetual software license.

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

During the three months ended December 31, 2016, one customer made up 100% of revenues. Management believes the loss of this customer would have a material impact on the Company’s financial position, results of operations, and cash flows.

Revenue Recognition

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software and rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. When VSOE of fair value for post-contract customer support cannot be determined, the revenue is recognized ratably over the contract period. In June 2014, the Company entered into an agreement to provide software and support to a third party for which no VSOE for any elements is known. Delivery of the use of the license was not achieved until December 2015. The only remaining undelivered element was post-contract support services, and accordingly, the revenues will be recognized on a pro rata basis prospectively over the remaining 30 months of the related contracts. Deferred revenue results from fees billed to or collected from customers for which revenue has not yet been recognized.

The Company has deferred revenue from one customer of $671,022 as of December 31, 2016 and $783,522 as of September 30, 2016.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the three months ended December 31, 2016 and 2015 were $599,959 and $154,650, respectively.

Recent Accounting Announcements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of the ASC. The Company believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Terminated Employment Agreement with Former Chief Financial Officer

The Company previously had an employment agreement with its Chief Financial Officer, which terminated in 2015. There were amounts that were accrued and unpaid as of December 31, 2016 and September 30, 2016, totaling $302,654 and $291,715, respectively. According to the original agreement, the unpaid salaries were to accrue interest at 15%, which has been accrued at each reporting date. Interest expense was $10,939 during the three months ended December 31, 2016. Management believes that such amounts were previously satisfied through the issuance of common stock and does not intend to pay such amounts.

Employment Agreement with Chief Executive Officer

During the three months ended December 31, 2016 and 2015, cash compensation amounted to $92,491 and $146,887, including benefits, respectively. During the three months ended December 31, 2016 and 2015, stock-based compensation amounted to $1,629,000 and $0, respectively. As of December 31, 2016, the Chief Executive Officer was prepaid $52,244, which was included within prepaid officer’s compensation on the accompanying balance sheet.

NOTE 6 - STOCKHOLDERS’ DEFICIT

As of December 31, 2016, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the three months ended December 31, 2016, there were 123,000 shares of common stock sold for $233,120, net of $16,880 in offering costs.

Additionally, the Company issued 25,000 shares of common stock with a fair value of $106,250 for a software termination settlement.

During the three months ended December 31, 2016, the Company also issued 390,000 shares of common stock with a fair value of $2,121,700 to its officers, including 300,000 shares with a fair value of $1,633,000 to Michael De La Garza for his tenure as Chairman of the Board and as a CEO stock award, 70,000 shares with a fair value of $380,100 to Eric Marquez for his tenure as a Board Director and as a CFO stock award, and 20,000 shares with a fair value of $108,600 to Gino Mauriello for his tenure as a Board Director.

Furthermore, the Company issued 50,000 shares of common stock with a fair value of $271,500 to Albert Carlson as an employee bonus, 25,000 shares with a fair value of $135,750 to Robert LeBlanc for patent work, and 10,000 shares with a fair value of $54,300 to Michael Hufnagel as an employee bonus. The Company also issued 10,146 shares of common stock with a fair value of $31,250 to Mike Salas and 3,968 shares with a fair value of $15,000 to Mike Hufnagel as part of their quarterly compensation.

Preferred Stock

The Company’s Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. As of December 31, 2016, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Series A Preferred Stock can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

NOTE 7 – SUBSEQUENT EVENTS

The Company has continued to raise equity financing through a Private Placement Memorandum. After December 31, 2016, the Company has sold 301,500 shares of common stock at $2.00 per share and received $589,600, net of $12,400 in offering costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, “Company,” “our company,” “us,” and “our” refer to Cipherloc Corporation and its subsidiaries, unless the context requires otherwise

Forward-Looking Statements

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

Our Business

Cipherloc Corporation is a technology and services solutions company for the rapidly expanding cloud-based cyber security industry. Cipherloc is based in Buda, Texas.

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

The Company launched its first wave of products in September 2016. These initial products are focused on protecting “data in motion” and will consist of three different offerings: CipherLoc EDGE (for mobile platforms), CipherLoc ENTERPRISE (for desktops, laptops, and tablets), and CipherLoc GATEWAY (for servers). Summaries for each of these products can be found on the Company’s website. The end goal with the release of these products is to offer end-to-end data security (i.e., data can be securely sent to/from any mobile device, any PC, and any server).

With a business-to-business model, the Company will directly pursue businesses that will embed Cipherloc’s technology within their own product offering. We will be offering these potential clients a fairly standard software licensing-maintenance model, under which they will license our software for use within their own products. Any company today that is currently using encryption technology becomes a potential customer for us. By targeting companies who are already building solutions that have encryption built-in to their products, we are planning to achieve scale much faster.

We have recently hired very well qualified personnel in marketing and sales, as well as a highly qualified technical staff. We are also working with a third party and plan to engage with many more once our products are out on the market.

Financial results and trends

Results of Operations for the Three Months Ended December 31, 2016 and 2015

Revenue increased to $112,500 from $3,814 for the three months ended December 31, 2016 and 2015, respectively. Revenue increased as a result of ratably recognizing a software license sale during the three months ended December 31, 2016. The software license sale is being recognized ratably through June 2018.

Cost of revenue increased to $30,300 from $0 for the three months ended December 31, 2016 and 2015, respectively. Cost of revenue is comprised of salaries and maintenance costs related to the Company’s core Cipherloc products. The current software license contract is being recognized ratably through June 2018.

General and administrative expenses increased to $2,430,937 from $298,767 for the three months ended December 31, 2016 and 2015, respectively. General and administrative expenses increased as a result of stock-based compensation.

Sales and marketing expenses increased to $98,374 from $0 for the three months ended December 31, 2016 and 2015, respectively. Sales and marketing expenses increased as a result of hiring sales and marketing personnel.

Research and development costs increased to $599,959 from $154,650 for the three months ended December 31, 2016 and 2015, respectively. Research and development costs increased as a result of stock-based compensation of $476,550 during 2016.

Settlement expense increased to $106,250 from $0 for the three months ended December 31, 2016 and 2015, respectively. Settlement expense increased as a result of the issuance of 25,000 shares of common stock for a software termination settlement.

Interest expense increased to $10,939 from $106 for the three months ended December 31, 2016 and 2015, respectively. Interest expense increased due to interest incurred on unpaid accrued benefits and salaries to the former Chief Financial Officer of the Company in accordance with the employment agreement.

Liquidity and Capital Resources

We have an accumulated deficit at December 31, 2016 of $48,944,828. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At December 31, 2016, the Company had cash of $86,307. We believe that our existing cash balances are insufficient to fund future operations for the next 12 months. These factors raise doubt about the Company’s ability to continue as a going concern.

We depend upon the continued participation of our active Private Placement Memorandum (PPM) to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. The Company has raised money in the form of a private placement memorandum totaling $1,179,440. In addition, subsequent to December 31, 2016, the Company has raised an additional $589,600, net of $12,400 in offering costs.

There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(487,780)	$(1,117,957)
Investing activities	$(3,171)	$(10,449)
Financing activities	$233,120	$266,206

Operating Activities

Cash used in operating activities was $487,780 and $1,117,957 for the three months ended December 31, 2016 and 2015, respectively. The decrease in cash used in operating activities was primarily due to lower working capital usage.

Investing Activities

Cash used in investing activities was $3,171 and $10,449 for the three months ended December 31, 2016 and 2015, respectively. The decrease in cash used in investing activities is related to a decrease in deposits held to secure leases and contracts.

Financing Activities

Cash provided by financing activities was $233,120 and $266,206 for the three months ended December 31, 2016 and 2015, respectively. The decrease in cash provided by financing activities was primarily due to fewer issuances of common stock for cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no material changes in market risk from those described in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations revered to in those certifications.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016 due to the identification of material weaknesses. These material weaknesses remain as of December 31, 2016.

Management identified a number of deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2016 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes, including a lack of sufficient accounting staff which resulted in inadequate segregation of duties, the inability to prove delivery of software, an insufficient number of personnel familiar with financial and SEC reporting requirements, inadequate monitoring and review controls over financial reporting and disclosures as well as transaction processing, and insufficient written policies and procedures for accounting and financial reporting.

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

During the three months ended December 31, 2016, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2016, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company has unregistered sales of securities through an active Private Placement Memorandum. During the three months ending December 31, 2016, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company sold and issued 123,000 shares of common stock for $233,120 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), afforded by Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended December 31, 2016.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 (4)

10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 (6)

10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy (6)

10.4	Amended and Restated 2000 Stock Option Plan (3)

10.5	Form of 2004 Stock Retainage Plan Agreement (6)

10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 (6)

10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. (6)

10.8	Purchase Order from Verify Systems, Inc, dated March 2003 for IBUSTM School Child Tracking Systems (5)

10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products and an Unlimited Software License with Anthony Grosso and CIS Services, LLC (6)

10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System (6)

10.11	Purchase Order from Positus Inc dba Bike & Cycle Trak for Design of Power Sports Tracking System dated March 2003 (6)

10.12	Employment agreement of Michael De La Garza (8)

10.13	Employment agreement of Pamela Thompson (8)

10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC (11)

10.15	Employment Agreement Dr. Albert Carlson (10)

10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software (9)

10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015 (13)

10.18	Sisco Product Development Agreement dated November 6, 2015 (13)

10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk (13)

10.20	Employment agreement of Patrick Doherty dated January 16, 2016 (14)

10.21	Employment agreement of Carlos Gonzales dated March 14, 2016 (14)

10.22	Employment agreement of Mike Salas dated April 25, 2016 (14)

10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016 (12)

10.24	Employment agreement of Mike Hufnagel dated June 7, 2016 (12)

10.25	Software Licensing Agreement with GoSecured dated August 29, 2016 (9)

Code of Ethics and Certifications

14	Code of Ethics (7)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10–QSB filed on or about January 3, 2000.

(2)	Incorporated by reference to the Registrant’s Form 10–QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

(3)	Incorporated by reference to the Registrant’s Form 10–QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

(4)	Incorporated by reference to the Registrant’s Form 10–KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

(5)	Incorporated by reference to the Registrant’s Form S–8 filed on or around June 3, 2003.

(6)	Incorporated by reference to the Registrant’s Form SB–2 filed on or around June 24, 2004.

(7)	Incorporated by reference to the Registrant’s Form 10–QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on or about October 10, 2013.

(9)	Incorporated by reference to the Registrant’s Form 10-K filed on February 2, 2017

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on September 4, 2015

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 30, 2015

(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: February 21, 2017	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

Date: February 21, 2017	By:	/s/ Eric Marquez
Eric Marquez
Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer

