Form 10-Q
period 2017-03-31
CIPHERLOC Corp
filed 2017-05-15
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2017
Common stock, $0.01 par value	6,293,696

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10—Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending September 30, 2017.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	September 30, 2016

ASSETS
Current Assets
Cash	$119,994	$344,138
Prepaid officer compensation	52,244	44,788
Other prepaid expenses	—	2,500
Total Current Assets	172,238	391,426

Other assets	12,217	12,218
Fixed assets, net	13,933	13,897
Total Assets	$198,388	$417,541
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,580	$62,270
Accrued compensation	314,414	420,334
Deferred revenue-current	442,000	442,000
Total Current Liabilities	774,994	924,604

Long-Term Liabilities
Deferred revenue, net of current portion	104,275	341,522
Total Long-Term Liabilities	104,275	341,522
Total Liabilities	879,269	1,266,126

Commitments and Contingencies (Note 5)

Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of March 31, 2017 and September 30, 2016	100,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 6,274,336 and 5,268,859 issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	62,743	52,688
Additional paid-in capital	48,508,133	44,779,296
Accumulated deficit	(49,351,757)	(45,780,569)
Total Stockholders’ Deficit	(680,881)	(848,585)
Total Liabilities and Stockholders’ Deficit	$198,388	$417,541

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues	$124,747	$112,500	$237,247	$116,314
Cost of revenues	30,300	30,300	60,600	30,300
Gross Profit	94,447	82,200	176,647	86,014

Operating Expenses
General and administrative (includes stock-based expense of $74,500 and $2,192,200 for the three and six months ended March 31, 2017, respectively)	277,971	251,550	2,708,908	577,817
Sales and marketing (includes stock-based expense of $0 and $31,248 for the three and six months ended March 31, 2017, respectively)	55,110	—	153,484	—
Research and development (includes stock-based expense of $14,965 and $491,515 for the three and six months ended March 31, 2017, respectively, and $0 and $27,500 for the three and six months ended March 31, 2016, respectively)	156,536	110,493	756,495	237,643
Settlement expense	—	—	106,250	—
Total Operating Expenses	489,617	362,043	3,725,137	815,460
Operating Loss	(395,170)	(279,843)	(3,548,490)	(729,446)

Other Income (Expenses)
Gain on extinguishment	—	43,911	—	43,911
Interest expense	(11,759)	—	(22,698)	(106)
Net Loss	$(406,929)	$(235,932)	$(3,571,188)	$(685,641)

Net Loss per Common Share – Basic and Diluted:	$(0.07)	$(0.05)	$(0.60)	$(0.15)

Weighted Average Common Shares Outstanding – Basic and Diluted	6,205,097	4,494,241	5,930,434	4,480,662

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,571,188)	$(685,641)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,762	—
Stock-based compensation	2,117,700	27,500
Stock issued for services	629,222	—
Termination of software license	106,250	—
Gain on extinguishment	—	(43,911)
Changes in operating assets and liabilities:
Prepaid officer compensation	(7,456)	—
Prepaid expenses and other assets	2,501	—
Deferred revenue	(237,247)	(116,314)
Accounts payable and accrued liabilities	(145,610)	(680,853)
Net cash used in operating activities	(1,103,066)	(1,499,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets and software	(2,798)	—
Deposit with others	—	(7,216)
Net cash used in investing activities	(2,798)	(7,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from officer	—	(1,205)
Common stock issued for cash	881,720	265,001
Net cash provided by financing activities	881,720	263,796

DECREASE IN CASH	(224,144)	(1,242,639)
CASH, BEGINNING OF PERIOD	344,138	1,993,406
CASH, END OF PERIOD	$119,994	$750,767

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at September 30, 2016	10,000,000	$100,000	5,268,859	$52,688	$44,779,296	$(45,780,569)	$(848,585)
Common stock issued for services	-	-	136,477	1,365	627,857	-	629,222
Common stock issued for cash	-	-	454,000	4,540	877,180	-	881,720
Common stock issued for license termination	-	-	25,000	250	106,000	-	106,250
Common stock issued to officers	-	-	390,000	3,900	2,117,800	-	2,121,700
Net loss	-	-	-	-	-	(3,571,188)	(3,571,188)
Balance at March 31, 2017	10,000,000	$100,000	6,274,336	$62,743	$48,508,133	$(49,351,757)	$(680,881)

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

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

Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2016 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2016 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses from operations and has an accumulated deficit at March 31, 2017 of $49,351,757. The Company intends to continue raising money through a private placement memorandum and through the sale of products during the 2017 calendar year to fund operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and September 30, 2016, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At March 31, 2017, none of the Company’s cash balance was uninsured, and at September 30, 2016, $94,138 was uninsured. The Company has not experienced any losses in such accounts.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2017 and September 30, 2016, the Company had 10,000,000 shares of preferred stock outstanding, which are convertible into 15,000,000 shares of common stock. The Company issued 123,000 shares and 454,000 shares of restricted common shares through a Private Placement Memorandum for proceeds totaling $233,120 and $881,720 during the three and six months ended March 31, 2017, respectively. The Company also issued 25,000 shares of restricted stock pursuant to Rule 144 to terminate a perpetual software license during the three months ended December 31, 2016.

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

During the three and six months ended March 31, 2017, one customer made up 100% of revenues. Management believes the loss of this customer would have a material impact on the Company’s financial position, results of operations, and cash flows.

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

The Company has deferred revenue from one customer of $546,275 as of March 31, 2017 and $783,522 as of September 30, 2016.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Research and development costs for the three months ended March 31, 2017 and 2016 were $156,536 and $110,493, respectively. Research and development costs for the six months ended March 31, 2017 and 2016 were $756,495 and $237,643, respectively.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Terminated Employment Agreement with Former Chief Financial Officer

The Company previously had an employment agreement with its Chief Financial Officer, which terminated in 2015. There were amounts that were accrued and unpaid as of March 31, 2017 and September 30, 2016, totaling $314,414 and $291,715, respectively. According to the original agreement, the unpaid salaries were to accrue interest at 15%, which has been accrued at each reporting date. Interest expense was $11,759 and $22,698 during the three and six months ended March 31, 2017, respectively. Management believes that such amounts were previously satisfied through the issuance of common stock and does not intend to pay such amounts.

Employment Agreement with Chief Executive Officer

During the six months ended March 31, 2017 and 2016, cash compensation amounted to $220,584 and $243,274, including benefits, respectively. During the six months ended March 31, 2017 and 2016, stock-based compensation amounted to $1,629,000 and $0, respectively. As of March 31, 2017, the Chief Executive Officer was prepaid $52,244, which was included within prepaid officer’s compensation on the accompanying balance sheet.

NOTE 6 - STOCKHOLDERS’ DEFICIT

As of March 31, 2017, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the three months ended March 31, 2017, there were 331,000 shares of common stock sold for $648,600, net of $18,400 in offering costs. During the six months ended March 31, 2017, there were 454,000 shares of common stock sold for $881,720, net of $35,280 in offering costs.

Additionally, the Company issued 25,000 shares of common stock with a fair value of $106,250 for a software termination settlement during the three months ended December 31, 2016.

During the three months ended December 31, 2016, the Company issued 390,000 shares of common stock with a fair value of $2,121,700 to its officers, including 300,000 shares with a fair value of $1,633,000 to Michael De La Garza for his tenure as Chairman of the Board and as a CEO stock award, 70,000 shares with a fair value of $380,100 to Eric Marquez for his tenure as a Board Director and as a CFO stock award, and 20,000 shares with a fair value of $108,600 to Gino Mauriello for his tenure as a Board Director. Furthermore, the Company issued 50,000 shares of common stock with a fair value of $271,500 to Albert Carlson as an employee bonus, 25,000 shares with a fair value of $135,750 to Robert LeBlanc for patent work, and 10,000 shares with a fair value of $54,300 to Michael Hufnagel as an employee bonus. The Company also issued 10,146 shares of common stock with a fair value of $31,250 to Mike Salas and 3,968 shares with a fair value of $15,000 to Mike Hufnagel as part of their quarterly compensation.

During the three months ended March 31, 2017, the Company issued 12,363 shares of common stock with a fair value of $46,922 to Mike Salas and Michael Hufnagel as part of their quarterly compensation. The Company also issued 25,000 shares of common stock with a fair value of $74,500 to StockVest for investor relations services.

Preferred Stock

The Company’s Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. As of March 31, 2017, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Series A Preferred Stock can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

NOTE 7 – SUBSEQUENT EVENTS

There have been no reportable events that have occurred after March 31, 2017.

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

The Company’s initial products are focused on protecting “data in motion” and will consist of three different offerings: CipherLoc EDGE (for mobile platforms), CipherLoc ENTERPRISE (for desktops, laptops, and tablets), and CipherLoc GATEWAY (for servers). Summaries for each of these products can be found on the Company’s website. The end goal with the release of these products is to offer end-to-end data security (i.e., data can be securely sent to/from any mobile device, any PC, and any server).

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

In May 2016, the Company hired a Vice President of Sales and Marketing. The Company is also working with a third party and plans to engage with many more once its products are out on the market.

Financial results and trends

Results of Operations for the Six Months Ended March 31, 2017 and 2016

Revenue increased to $237,247 from $116,314 for the six months ended March 31, 2017 and 2016, respectively. Revenue increased as a result of ratably recognizing a software license sale during the six months ended March 31, 2017. The software license sale is being recognized ratably through June 2018.

Cost of revenue increased to $60,600 from $30,300 for the six months ended March 31, 2017 and 2016, respectively. Cost of revenue is comprised of salaries and maintenance costs related to the Company’s core Cipherloc products.

General and administrative expenses increased to $2,708,908 from $577,817 for the six months ended March 31, 2017 and 2016, respectively. General and administrative expenses increased as a result of stock-based compensation.

Sales and marketing expenses increased to $153,484 from $0 for the six months ended March 31, 2017 and 2016, respectively. Sales and marketing expenses increased as a result of hiring sales and marketing personnel.

Research and development costs increased to $756,495 from $237,643 for the six months ended March 31, 2017 and 2016, respectively. Research and development costs increased as a result of stock-based compensation.

Settlement expense increased to $106,250 from $0 for the six months ended March 31, 2017 and 2016, respectively. Settlement expense increased as a result of the issuance of 25,000 shares of common stock for a software termination settlement.

Interest expense increased to $22,698 from $106 for the six months ended March 31, 2017 and 2016, respectively. Interest expense increased due to interest incurred on unpaid accrued benefits and salaries to the former Chief Financial Officer of the Company in accordance with the employment agreement.

Liquidity and Capital Resources

We have an accumulated deficit at March 31, 2017 of $49,351,757. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At March 31, 2017, the Company had cash of $119,994. We believe that our existing cash balances are insufficient to fund future operations for the next 12 months. These factors raise doubt about the Company’s ability to continue as a going concern.

We depend upon the continued participation of our active Private Placement Memorandum (PPM) to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. The Company has raised money in the form of a private placement memorandum totaling $1,828,040.

There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(1,103,066)	$(1,499,219)
Investing activities	$(2,798)	$(7,216)
Financing activities	$881,720	$263,796

Operating Activities

Cash used in operating activities was $1,103,066 and $1,449,219 for the six months ended March 31, 2017 and 2016, respectively. The decrease in cash used in operating activities was primarily due to lower working capital usage.

Investing Activities

Cash used in investing activities was $2,798 and $7,216 for the six months ended March 31, 2017 and 2016, respectively. The decrease in cash used in investing activities is related to a decrease in deposits held to secure leases and contracts, partially offset by the purchase of fixed assets and software.

Financing Activities

Cash provided by financing activities was $881,720 and $263,796 for the six months ended March 31, 2017 and 2016, respectively. The increase in cash provided by financing activities was primarily due to more issuances of common stock for cash.

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

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certification of our Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations revered to in those certifications.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016 due to the identification of material weaknesses. These material weaknesses remain as of March 31, 2017.

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

During the three months ended March 31, 2017, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2017, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company has unregistered sales of securities through an active Private Placement Memorandum. During the three months ending March 31, 2017, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company sold and issued 331,000 shares of common stock for $648,600 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), afforded by Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2017.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.

3.2	Bylaws Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

3.3	Amendment to the Articles of Incorporation indicating name change and reverse stock split as set out in Registrant’s Form 8-K dated and filed on March 23, 2015

4.1	S-8 Registration Filed on June 2, 2014 and by reference incorporated herein

4.2	S-8 Registration Filed on October 27, 2016 and by reference incorporated herein

5.1	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on June 2, 2014

5.2	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on October 27, 2016

10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.4	Amended and Restated 2000 Stock Option Plan Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

10.5	Form of 2004 Stock Retainage Plan Agreement Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUSTM School Child Tracking Systems. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC . Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.12	Employment agreement of Michael De La Garza. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013

10.13	Employment Agreement of Pamela Thompson Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.

10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC. Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015.

10.15	Employment Agreement of Dr. Albert Carlson, incorporated by reference to Form 8-K filed on September 4, 2015

10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software dated September 29, 2015 . Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2015 and filed on February 2, 2016.

10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.18	Sisco Product Development Agreement dated November 6, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk dated June 11, 2014, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.20	Employment agreement of Patrick Doherty dated January 16, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.21	Employment agreement of Carlos Gonzales dated March 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.22	Employment agreement of Mike Salas dated April 25, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.24	Employment agreement of Mike Hufnagel dated June 7, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016.

10.25	Software Licensing Agreement with GoSecured Dated August 29, 2016, incorporated by reference to the Registrant’s Form 10-K for the year ending September 30, 2016 and filed on February 2, 2017.

10.26	Consulting Agreement with Susan Hufnagel dated March 28, 2017 and incorporated herein

16.1	Letter of GBH CPA, PC regarding change in Independent Registered Public Accounting firm dated April 7, 2015, incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2015.

16.2	Letter of MaloneBailey,LLP, regarding change in Independent Registered Public Accounting firm dated April 22, 2016, incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2016.

17.1	Letter of Resignation as Officer and Director dated December 30, 2014, incorporated by reference to the Registrant’s Form 8-K filed on January 2, 2015.

17.2	Appointment of two Directors one of which is also appointed as Chief Financial Officer on January 7, 2015 as incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015.

14	Code of Ethics Incorporated by reference to the Registrant’s Form 10QSB for the quarter ending June 30, 2004 filed on or around August 16, 2004.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: May 15, 2017	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

