Form 10-K
period 2017-09-30
CIPHERLOC Corp
filed 2018-01-12
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates: $10,293,766 as based on the closing price of the stock on January 10, 2018. The voting stock held by non-affiliates on that date consisted of 6,090,986 shares of common stock.

As of January 10, 2018, there were 6,982,411 shares of common stock, par value $0.01, and 10,000,000 shares of preferred stock, par value $0.01, issued and outstanding.

Documents Incorporated by Reference: None

CIPHERLOC CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2017 AND 2016

Special Note Regarding Forward-Looking Statements

Some of our statements under “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Notes to Financial Statements and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Personnel

As of the date of this report, we have seven full-time employees.

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

The independent auditor’s report on our financial statements for the year ended September 30, 2017 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at September 30, 2017 of $50,201,730. We will need additional cash flows to maintain our operations.

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

A continued lack of profitability resulting from the lack of sales and high level of expenses has adversely impacted the value of our common shares. If we have to curtail our operations or cease our operations, we may be placed into bankruptcy or undergo liquidation, which will further adversely affect the value of our common shares.

Because we are quoted on the OTC Markets, formerly known as “Pinks Sheets,” instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our stock.

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

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, as amended, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be “penny stock”, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

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

Under Texas law, common shares of the Company owned by the officers and directors may be voted in a manner in which those votes are determined by the directors. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and block a number of matters relating to any potential change of control of the Company. See Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Risks Related To Our Industry

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

Additionally, the Company issued a convertible note, which includes adjustments to the conversion price based on the market price of our common stock. The note does not contain a minimum conversion price or floor price per share, nor does it contain an explicit limit on the number of shares that may be issued upon conversion. If the Company is not able to repay the convertible note in cash, the conversion of the note by the holders could have a material adverse effect on the Company’s common stock.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2. PROPERTIES

The Company rents office space at 825 Main Street, Suite 100, Buda, Texas 78610 for its corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

As of September 30, 2017, the Company is not involved in any material litigation.

ITEM 4. NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market, and quoted on the Over the Counter Bulletin Board and can be accessed on the Internet at OTCQB markets.com under the symbol “CLOK.”

At September 30, 2017, there were 6,635,127 shares of common stock of the Company outstanding, and there were 977 shareholders of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cipherloc’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2017
First Quarter (October – December 2016)	$6.00	$2.70
Second Quarter (January – March 2017)	$4.70	$2.46
Third Quarter (April - June 2017)	$3.02	$1.56
Fourth Quarter (July – September 2017)	$3.00	$1.80
Fiscal Year 2016
First Quarter (October – December 2015)	$5.80	$2.00
Second Quarter (January – March 2016)	$4.00	$1.70
Third Quarter (April - June 2016)	$4.07	$2.48
Fourth Quarter (July – September 2016)	$3.20	$2.60

Dividends

We did not declare any dividends for the year ended September 30, 2017. Our Board of Directors does not intend to declare dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cipherloc’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer Corporation located in Las Vegas, Nevada.

Recent sales of Unregistered Securities

Fiscal Year Ended September 30, 2017

Stock Issued for Cash

During the year ended September 30, 2017, through the utilization of a PPM and upon receipt of executed Subscription Agreements, the Company issued 724,000 shares of common stock for $1,383,320 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act, as amended, afforded by Rule 506 of Regulation D. Of the 724,000 shares of common stock issued, 280,000 shares were issued each with a warrant to purchase two additional shares of common stock. These shares and warrants were issued for $534,985 in net cash proceeds. See Warrants below for further detail.

The Company also issued 50,000 shares of common stock with a relative fair value of $44,609 to FirstFire Global Opportunities Fund, LLC in connection with the convertible notes discussed below. Along with these shares, the Company issued warrants to purchase 165,000 shares of common stock. See Warrants below  for further detail.

Stock Issued to Officers and Employees

During the year ended September 30, 2017, the Company issued 300,000 shares of common stock with a fair value of $1,633,000 to the CEO and 242,268 shares of common stock with a fair value of $1,150,922 to its other officers and employees as part of their compensation.

Stock Issued for Services

During the year ended September 30, 2017, the Company issued 25,000 shares of common stock with a fair value of $74,500 to StockVest for investor relations services.

Stock Issued for License Termination

During the year ended September 30, 2017, the Company issued 25,000 shares of common stock with a fair value of $106,250 for a software termination settlement.

Convertible Note

On September 26, 2017, the Company issued a convertible note to FirstFire Global Opportunities Fund, LLC with a principal amount of $330,000 and an original issue discount of $30,000. The note accrues interest at 5% per annum and matures on March 26, 2018, six months following the issuance date. The note provides the holder with the right, at any time on or after the note’s maturity date, to convert all or a portion of the outstanding principal balance and accrued interest to shares of the Company’s common stock at a fixed conversion price of $2.00 per share. The note contains adjustments to the conversion price in the event of default, if shares of the Company trade below the fixed conversion price on the day following the conversion date, or if the Company consummates a registered or unregistered primary offering of its securities for capital raising purposes. Subsequent to September 30, 2017, the fixed conversion price was adjusted from $2.00 to $1.00 per share. Refer to Note 5 for further detail.

Fiscal Year Ended September 30, 2016

Stock Issued for Cash

During the year ended September 30, 2016, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 513,500 shares of common stock for $946,320 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act, as amended, afforded by Rule 506 of Regulation D.

Stock Issued to Officers

During the year ended September 30, 2016, the Company issued 10,677 shares of common stock with a fair value of $32,138 and accrued earned shares of common stock amounting to $41,456 as compensation to certain officers pursuant to their employment agreements.

Stock Issued for Services

During the year ended September 30, 2016, the Company issued 800 shares for marketing services valued at $1,600 and 5,000 shares for software development valued at $27,500. The Company also issued 75,000 shares for legal services valued at $210,000.

Stock Issued for License Termination

During the year ended September 30, 2016, the Company issued 307,141 shares of common stock with a fair value of $763,469 for the termination of software licenses related to seven separate licenses in that the software usage would possibly interfere with the Company’s future software development.

Preferred Stock

The Company has authorized 10,000,000 shares of Series A Preferred Stock, at $0.01 par value and all are issued and outstanding as of September 30, 2017. Each share of the preferred stock has 150 votes on all matters presented to be voted by the holders of our common stock. The CEO has been granted 9,000,000 shares of the preferred stock. The holders of the Preferred A shares can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Common Stock

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. On March 23, 2015, the common stock was reverse split on a 1 for 100 basis. There were 6,635,127 shares issued and outstanding as of September 30, 2017. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Warrants

During the year ended September 30, 2017, the Company issued warrants to purchase 165,000 shares of common stock in connection with the Convertible Note discussed above. The warrants were issued with an exercise price of $4.50 and a term of two years. Subsequent to September 30, 2017, the exercise price of these warrants was adjusted to $2.00 per share.

Additionally, during the year ended September 30, 2017, the Company issued 560,000 warrants to the Private Placement Investors. The Private Placement Investors were granted units, which consisted of one share of common stock and a warrant to purchase two additional shares of common stock, for $2 each. The warrants were issued with an exercise price of $4.50 and a term of two years.

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

Accounting for Convertible Debt and Embedded Derivatives

Convertible debt is accounted for under the guidelines established by ASC 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting does not apply. The amount of the beneficial conversion feature may reduce the carrying value of the instrument. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.

When equity instruments, such as common stock or warrants, are issued with convertible debt, the net proceeds from the transaction are allocated to the convertible debt and equity instruments based on their relative fair values. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt.

Conversion features in our convertible notes are contingent upon certain events. In these cases, we do not evaluate the embedded conversion feature until the contingencies are removed. In cases where the embedded conversion feature is no longer contingently convertible, we evaluate its terms to determine if the host instrument is clearly and closely related to it. One of the considerations is whether there is an explicit limit on the number of shares by which the note is convertible into common stock. If there is no explicit limit, we account for the embedded derivative as a liability to be reported at estimated fair value at each reporting period. As of the balance sheet date, the embedded conversion feature in our convertible note is contingently convertible, thus this derivative is not separately reported as a liability at fair value in accordance with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities.

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

Results of Operations

Fiscal Year Ended September 30, 2017, Compared to Fiscal Year Ended September 30, 2016

Revenue increased to $467,274 from $341,478 for the years ended September 30, 2017 and 2016, respectively. Revenue increased primarily as a result of ratably recognizing a software license sale over twelve months during the year ended September 30, 2017, as compared to approximately nine months for the year ended September 30, 2016. Correspondingly, cost of revenue increased to $121,200 from $90,900 for the years ended September 30, 2017 and 2016, respectively. Cost of revenue is comprised of salaries and maintenance costs related to the Company’s core Cipherloc products.

General and administrative expenses increased to $3,166,471 from $1,167,466 for the years ended September 30, 2017 and 2016, respectively. General and administrative expenses increased primarily as a result of higher stock-based compensation related to the Company’s issuance of shares to the CEO and former CFO as a bonus, and to a Board member for his tenure on the Board.

Sales and marketing expenses increased to $354,005 from $218,722 for the years ended September 30, 2017 and 2016, respectively. Sales and marketing expenses increased primarily as a result of hiring sales and marketing personnel during the year.

Research and development expenses increased to $1,087,372 from $755,159 for the years ended September 30, 2017 and 2016, respectively. Research and development expenses increased primarily as a result of higher stock-based compensation related to the issuance of shares to employees for patent work and as employee bonuses.

Settlement expense was $106,250 for the year ended September 30, 2017, as compared to $763,469 for the year ended September 30, 2016. Settlement expense for the year ended September 30, 2017 was due to the issuance of 25,000 shares of common stock for a software license termination settlement related to the Company retiring its medical software offering and shifting its focus to cyber security. Settlement expense for the year ended September 30, 2016 was due to the issuance of 327,500 shares of common stock related to a legal settlement and software license termination.

Interest expense, net of interest income, increased to $53,137 from $47,117 for the years ended September 30, 2017 and 2016, respectively. The increase relates primarily to interest expensed towards unpaid accrued benefits and salaries related to the former Chief Financial Officer of the Company in accordance with the employment agreement.

Liquidity and Capital Resources

We have an accumulated deficit at September 30, 2017 of $50,201,730. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At September 30, 2017, the Company had cash of $227,396. We believe that our existing cash balances are insufficient to fund future operations for the next 12 months. These factors raise doubt about the Company’s ability to continue as a going concern.

We depend upon the continued participation of our active Private Placement Memorandum (PPM) to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. The Company has raised money in the form of a private placement memorandum totaling $1,383,320, net of offering costs. In addition, subsequent to September 30, 2017, the Company raised approximately $77,000 in equity financing, net of offering costs.

In September 2017, the Company raised $300,000 from the issuance of convertible notes with a face value of $330,000 during the year ended September 30, 2017 due within 180 days from issuance. In December 2017, the Company also raised a net amount of $242,600 from a convertible note with a face value of $300,000, which is due within three years from issuance and becomes convertible 180 days from issuance. These notes become due 180 days and three years, respectively, from issuance of the note at significant premiums. After 180 days, these notes become convertible at various rates which could cause a rapid decline in the price of our common stock.

There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph in their opinion regarding substantial doubt about Cipherloc’s ability to continue as a going concern.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended September 30,
	2017	2016

Net cash (used in) provided by:
Operating activities	$(1,788,764)	$(2,567,341)
Investing activities	$(2,798)	$(28,247)
Financing activities	$1,674,820	$946,320

Operating Activities

Cash used in operating activities was $1,788,764 and $2,567,341 for the years ended September 30, 2017 and 2016, respectively. The decrease in cash used for operating activities was due to lower salaries and consulting fees in 2017 versus 2016.

Investing Activities

Cash used in investing activities was $2,798 and $28,247 for the years ended September 30, 2017 and 2016, respectively. The decrease in cash used for investing activities was due to fewer fixed asset purchases and a decrease in deposits held to secure leases and contracts.

Financing Activities

Cash provided by financing activities was $1,674,820 and $946,320 for the years ended September 30, 2017 and 2016, respectively. The increase in cash provided by financing activities was due to the issuance of a convertible note and more issuances of common stock for cash.

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

ITEM 8. FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cipherloc Corporation

We have audited the accompanying balance sheets of Cipherloc Corporation (the “Company”) as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 2 to the financial statements, the Company has incurred losses and has a working capital deficit as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these factors are also described on Note 2. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

As discussed in Notes 2 and 5, the Company issued a convertible note, which if not paid upon maturity, has no explicit limit on the number of shares that may be issued since the conversion prices are based on a discount to the market prices of the Company’s common stock, with no floor price per share. In the event the Company does not repay this convertible note, the holders, upon conversion, may cause a significant adverse impact on the Company’s common stock. Also see Note 10 for subsequent amendments to the terms of the convertible note, and related common stock and warrants previously issued in connection therewith, which will be accounted for as an extinguishment with a loss recorded to operations.

/s/ dbbmckennon

Newport Beach, California

January 12, 2018

CIPHERLOC CORPORATION

BALANCE SHEETS

	September 30,
	2017	2016

ASSETS
Current assets:
Cash	$227,396	$344,138
Prepaid officer compensation	-	44,788
Other prepaid expenses	-	2,500
Total current assets	227,396	391,426

Other assets	12,218	12,218
Fixed assets, net	11,170	13,897
Total assets	$250,784	$417,541

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$59,763	$62,270
Accrued compensation	505,027	420,334
Convertible note payable, net of discount of $303,322	26,678	-
Deferred revenue-current	308,412	442,000
Total current liabilities	899,880	924,604

Long term liabilities:
Deferred revenue, net of current portion	7,836	341,522
Total long term liabilities	7,836	341,522
Total liabilities	907,716	1,266,126

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of September 30, 2017 and 2016, respectively	100,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 6,635,127 and 5,268,859 issued and outstanding as of September 30, 2017 and 2016, respectively	66,351	52,688
Additional paid-in capital	49,378,447	44,779,296
Accumulated deficit	(50,201,730)	(45,780,569)
Total stockholders’ deficit	(656,932)	(848,585)
Total liabilities and stockholders’ deficit	$250,784	$417,541

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2017	2016
Revenues	$467,274	$341,478

Cost of revenues	121,200	90,900
Gross profit	346,074	250,578

Operating expenses:
General and administrative (includes stock-based expense of $2,192,200 for 2017 and $211,600 for 2016)	3,166,471	1,167,466
Sales and marketing (includes stock-based expense of $93,748 for 2017 and $54,803 for 2016)	354,005	218,722
Research and development (includes stock-based expense of $536,515 for 2017 and $46,291 for 2016)	1,087,372	755,159
Settlement expenses	106,250	763,469
Total operating expenses	4,714,098	2,904,816

Operating loss	(4,368,024)	(2,654,238)

Other (expenses) income:
Gain on extinguishment	-	59,612
Interest expense	(53,137)	(47,117)
Total other (expenses) income	(53,137)	12,495

Net loss	$(4,421,161)	$(2,641,743)

Net loss per common share - Basic and diluted:	$(0.71)	$(0.56)

Weighted average common shares outstanding - Basic and diluted	6,183,909	4,744,815

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Preferred Stock		Common Stock			Additional
	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at September 30, 2015	10,000,000	$100,000	4,356,741	$43,567	$(50,000)	$42,815,934	$(43,138,826)	$(229,325)

Common stock issued to officers	-	-	10,677	107	-	73,487	-	73,594

Common stock issued for cash	-	-	513,500	5,135	-	941,185	-	946,320

Common stock issued for license termination	-	-	307,141	3,071	-	760,398	-	763,469

Common stock issued for services	-	-	80,800	808	-	238,292	-	239,100

Reversal of subscription receivable	-	-	-	-	50,000	(50,000)	-	-

Net loss	-	-	-	-	-	-	(2,641,743)	(2,641,743)

Balance at September 30, 2016	10,000,000	$100,000	5,268,859	$52,688	$-	$44,779,296	$(45,780,569)	$(848,585)

Common stock issued for services	-	-	25,000	250	-	74,250	-	74,500

Common stock issued for cash	-	-	724,000	7,240	-	1,376,080	-	1,383,320

Common stock issued for license termination	-	-	25,000	250	-	106,000	-	106,250

Common stock issued to officers and employees	-	-	542,268	5,423	-	2,778,499	-	2,783,922

Common stock issued with convertible note	-	-	50,000	500	-	44,109	-	44,609

Issuance of warrants	-	-	-	-	-	84,227	-	84,227

Beneficial conversion feature on convertible note	-	-	-	-	-	135,986	-	135,986

Net loss	-	-	-	-	-	-	(4,421,161)	(4,421,161)

Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$-	$49,378,447	$(50,201,730)	$(656,932)

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,421,161)	$(2,641,743)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	5,524	2,132
Stock-based compensation	2,858,422	312,694
Gain on settlements	-	(59,612)
Termination of software license	106,250	763,469
Changes in operating assets and liabilities:
Prepaid officer compensation	44,788	(44,788)
Prepaid expenses and other assets	2,501	732
Deferred revenue	(467,274)	(341,478)
Accounts payable and accrued liabilities	82,186	(558,747)
Net cash used in operating activities	(1,788,764)	(2,567,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets and software	(2,798)	(16,029)
Other assets	-	(12,218)
Net cash used in investing activities	(2,798)	(28,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash, net of offering costs	1,383,320	946,320
Proceeds from related party notes	70,000	-
Repayment of related party notes	(70,000)	-
Issuance of convertible note	291,500	-
Net cash provided by financing activities	1,674,820	946,320

DECREASE IN CASH	(116,742)	(1,649,268)
CASH, BEGINNING OF YEAR	344,138	1,993,406
CASH, END OF YEAR	$227,396	$344,138

CASH PAID FOR:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

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

NOTE 2 – RISKS AND UNCERTAINTIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company has incurred losses from operations, has an accumulated deficit at September 30, 2017 of $50,201,730 and needs additional cash to maintain its operations.

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

Convertible Notes

In September 2017, the Company issued a convertible note with a principal amount of $330,000 which includes an original issue discount of $30,000. The note accrues interest at 5% per annum and matures six months following the issuance date. The note provides the holder with the right, at any time on or after the note’s maturity date, to convert all or a portion of the outstanding principal balance and accrued interest to shares of the Company’s common stock at a fixed conversion price. The note includes adjustments to the conversion price based on the market price of the Company’s common stock after 180 days if the note is not repaid on the maturity date. Refer to Note 5 for further details. After the maturity date, the note does not contain a minimum conversion price or floor price per share, nor does it contain an explicit limit on the number of shares that may be issued upon conversion. If the Company is not able to repay the convertible note in cash at maturity, the conversion of the note by the holders could have a material adverse effect on the Company’s common stock.

In December 2017, the Company issued an additional convertible note in the amount of $300,000 payable in three years. Refer to Note 10 for further details.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its convertible note and the valuation of its common stock.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and 2016, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. The Company has not experienced any losses in such accounts.

Website and Software Costs

The Company’s accounting for software development costs complies with Accounting Standards Codification (“ASC”) 985-20, Costs of Software to be Sold, Leased or Marketed, whereby capitalization begins when the Company has a working prototype and has been tested, thereby achieving technological feasibility. This occurs very late in the development stage of the software product. The Company has determined the software costs do not fall under ASC 350-40, Internal-Use Software, based on the guidance in ASC 985-605-55-119 through 125 which covers guidance for hosting agreements. The Company’s product will generally not be hosted and will reside on the technology platform available to the user.

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

Fair Value of Financial Instruments

The Company's financial instruments consisted primarily of cash, accounts payable and accrued expenses, deferred revenue, convertible note payable, as well as embedded conversion features. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The embedded conversion feature in the convertible note payable will have to be re-evaluated when the convertible note payable first becomes convertible, which is after six months. At which time, it is probable that the embedded convertible feature will become a derivative which requires bifurcation and is separately recorded as a derivative liability at its estimated fair value.

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

Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed or not yet available to the holder. The amount of the beneficial conversion feature may reduce the carrying value of the instrument. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.

When equity instruments, such as common stock and/or warrants, are issued with convertible debt, the net proceeds from the transaction are allocated to the convertible debt and equity instruments based on their relative fair values. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt.

In the event a convertible note has an embedded conversion feature which, among other features, allows an unlimited number of common shares to be issued upon conversion since the conversion price is based on the quoted market price of the Company’s common stock, the Company records a derivative liability, which is marked to market at each reporting period and charged to the statement of operations in accordance with ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities.

Customer Concentration

During the years ended September 30, 2017 and 2016, one customer accounted for 100% of revenues. The loss of this customer will have a significant impact on operations.

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

The Company has deferred revenue of $316,248 and $783,522 as of September 30, 2017 and 2016, respectively.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs incurred for the years ended September 30, 2017 and 2016 were $1,087,372 and $755,159, respectively.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions for the years ended September 30, 2017 or 2016.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2017 and 2016, the Company had 10,000,000 shares of preferred stock outstanding which are convertible into 15,000,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Recent Accounting Announcements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those updates issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) – Accounting for Certain Financial Instruments with Down Round Features, to change the classification analysis of certain equity-linked financial instruments with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified instruments, the amendments require the effect of the down round feature to be recognized in earnings per share when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. ASU 2017-11 is effective in annual periods beginning after December 15, 2019 and in interim periods within annual periods beginning after December 15, 2020. The Company early adopted ASU 2017-11 during the year ended September 30, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

NOTE 4 – SOFTWARE LICENSES

Gawk

On June 14, 2014, the Company entered into a license agreement with Gawk to use the Cipherloc engine for $1,125,000 for a period of four (4) years. This customer licensed the CipherShop-Cipherloc encryption software technology and support services. The Company was not required to make significant modifications at the time the contract was executed. The Company has never sold or licensed the CipherShop-Cipherloc encryption software, nor any support services for such. Under the license agreement, the Company is to provide access to its software on an operational basis and provide training. The Company will also provide unspecified upgrades, if and when available, and 24/7 support over the license term. No Vendor-Specific Objective Evidence was known for any of the elements. After the agreement was executed, the licensee requested modifications to the software because they could not use the software with the requested modifications. The Company made the newly requested modifications to the software. Management delivered the finished product in late December 2015, thus delivery had not deemed to have occurred until such date. The contract termination date was not extended beyond the initial date of June 2018. Revenues are being recorded from the date of delivery over the remaining term of the agreement or approximately 30 months. For these reasons, revenue is recognized ratably from December 2015 until June 2018. During the years ended September 30, 2017 and 2016, the Company recognized revenues of $467,274 and $341,478, and had deferred revenue balances of $316,248 and $783,522, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On September 26, 2017, the Company issued a convertible note to FirstFire Global Opportunities Fund, LLC with a principal amount of $330,000 which includes an original issue discount of $30,000. The Company incurred $8,500 in direct costs. The note accrues interest at 5% per annum and matures on March 26, 2018, six months following the issuance date. The note provides the holder with the right, at any time on or after the note’s maturity date, to convert all or a portion of the outstanding principal balance and accrued interest to shares of the Company’s common stock at a conversion price of $2.00 per share, subject to certain adjustments to the conversion price under certain circumstances. In the event of default, the conversion price shall equal the lower of $2.00 per share or 70% multiplied by the lowest bid price of the Company’s common stock during the 25 trading days preceding the conversion date. An event of default, among other events, is the non-payment of the note at maturity.

If shares of the Company’s common stock trade below $2.00 per share on the day following the conversion date, the conversion price shall be retroactively adjusted to equal 75% multiplied by the lowest traded price on the day following the conversion date. If the Company consummates a registered or unregistered primary offering of its securities for capital raising purposes, the holder of the note shall have the right to demand repayment in full or convert the outstanding principal balance and accrued interest into shares of the Company’s common stock at the lower of $2.00 per share or a 20% discount to the offering price to investors in the primary offering.

Together with the convertible note, the Company also issued 50,000 shares of its common stock, as well as warrants to purchase an additional 165,000 shares of common stock at $4.50 per share, to FirstFire Global Opportunities Fund, LLC. The relative fair value of the common stock and warrants were $44,609 and $84,227, respectively. Refer to Note 8 below for further discussion of the common stock and warrants that were issued with the convertible note. Based on this allocation, the Company concluded that the convertible note contained a beneficial conversion feature, which was valued at $135,986 and recorded as an additional discount and within additional paid-in capital on the balance sheet, resulting in an aggregate discount of $303,322. The Company is amortizing the discount over the term of the note to interest expense using the effective interest method, commencing October 1, 2017.

See Note 10 for a subsequent amendment to the convertible note, which reduced the conversion price of the convertible note, reduced the exercise price of the warrants, and also specified additional shares to be issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable to Chief Executive Officer

In September 2017, the Company’s Chief Executive Officer (“CEO”) issued four notes with an aggregate principal amount of $70,000 to the Company. The notes bore interest at 3% per annum and matured one year from the issuance date. The Company repaid all four notes in full at the end of September. As of September 30, 2017, there were no outstanding notes payable to the Company’s CEO.

See Note 8 for additional related party transactions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

As of September 30, 2017, the Company is not involved in any material litigation.

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

Employment Contracts

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013. The employment agreement will expire on January 1, 2018 and shall automatically renew for another five years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors. During the year ended September 30, 2017, the base salary was $360,000.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;

b.	The Company’s earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any year is at least $1,000,000;

iii.	An automobile allowance of $1,500 per month.

iv.	A medical insurance allowance of $1,500 per month.

v.	In the event the executive’s employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company has removed other provisions from the original employment agreement.

During the years ended September 30, 2017 and 2016, cash compensation amounted to $390,278 and $397,854 including benefits, respectively. Of the total compensation at September 30, 2017, $96,885 was unpaid. The Chief Executive Officer was prepaid $52,244 in compensation in 2016 which was offset by a $60,000 bonus in 2017. The Chief Executive Officer is still due the remainder of this bonus, which is included in accrued compensation, as of September 30, 2017. During the years ended September 30, 2017 and 2016, stock-based compensation amounted to $1,633,000 and $0, respectively.

As of September 30, 2017, we also have employment agreements with Michael Salas and Michael Hufnagel (the “Agreements”). The Agreements are for a term of one year, with Mr. Salas’s Agreement commencing on April 25, 2016 and expiring on April 24, 2017, and Mr. Hufnagel’s commencing on June 27, 2016 and expiring on June 26, 2017. Both Agreements have three successive one-year extensions and were extended. Mr. Salas has an annual salary of $175,000 and quarterly stock issuances equal to $125,000 per year. Mr. Hufnagel has an annual salary of $145,000, an initial sign-on bonus of $10,000 and quarterly stock issuances equal to $60,000 per year. As of September 30, 2017, these individuals were owed common shares for services, but for which shares have not yet been issued. An accrual has been recorded to equity totaling $46,250 to accrue the common shares earned.

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

Terminated Employment Agreement with Former Chief Financial Officer

The Company previously had an employment agreement with its Chief Financial Officer, which terminated in 2015. There were amounts that were accrued and unpaid as of September 30, 2017 and 2016, totaling $338,437 and $291,715, respectively. According to the original agreement, the unpaid salaries were to accrue interest at each reporting date. Interest expense was $46,722 and $47,119 for the years ended September 30, 2017 and 2016, respectively. Management believes that such amounts were previously satisfied through the issuance of common stock and does not intend to pay such amounts.

Commission Agreement

The Company entered into an agreement with BrokerBank Securities, Inc. to raise up to $40 million from the issuance of common stock. In connection therewith, the Company agreed to pay a commission of 8% in cash. During the year ended September 30, 2017, the Company paid cash commissions of $73,680. During the year ended September 30, 2016, the Company paid cash commissions of $20,680 and 28,000 shares of common stock. These amounts were netted against the proceeds received.

Leases

The Company leases 3,906 square feet of office space Buda, Texas. The lease for the Buda facility began on April 1, 2016 and continues until March 31, 2019. The current monthly rent payment of $7,379 continues until March 31, 2018. On April 1, 2018, the monthly rent payment increases to $7,542 and continues until March 31, 2019. The lease shall be automatically renewed for two one-year periods - $7,705 per month through March 31, 2020 and $7,867 per month until March 31, 2021 unless either party to the lease agreement notifies the other in writing at least 180 days prior to the expiration of the current term.

Future annual minimum lease obligations at September 30, 2017 are as follows:

Year Ending September 30,	Amount
2018	$89,520
2019	45,252
$134,772

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2017 and 2016, the Company had 6,635,127 and 5,268,859 shares of common stock outstanding, respectively, and was authorized to issue 650,000,000 shares of common stock at a par value of $0.01.

Common Stock Issued for Cash

During the year ended September 30, 2017, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 724,000 shares of common stock for $1,383,320 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Rule 506 of Regulation D.

During the year ended September 30, 2017, the Company also issued 50,000 shares of common stock with a relative fair value of $44,609 to FirstFire Global Opportunities Fund, LLC based on the relative fair value of the convertible debt and warrants issued. See Note 5 for additional information.

During the year ended September 30, 2016, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company issued 513,500 shares of common stock for $946,320 in net cash proceeds.

Common Stock Issued to Officers and Employees

During the year ended September 30, 2017, the Company issued 300,000 shares of common stock with a fair value of $1,633,000 to the CEO and 242,268 shares of common stock with a fair value of $1,150,922 to its other officers and employees as part of their compensation. The shares were valued on the date of issuance based upon the closing market price of the Company’s common stock as the performance was complete.

During the year ended September 30, 2016, the Company issued 10,677 shares of common stock with a fair value of $32,138 and accrued earned shares of common stock amounting to $41,456 as compensation to certain officers pursuant to their employment agreements. The shares were valued on the date of issuance based upon the closing market price of the Company’s common stock as the performance was complete.

Common Stock Issued for Services

During the year ended September 30, 2017, the Company issued 25,000 shares of common stock with a fair value of $74,500 to StockVest for investor relations services. The shares were valued on the date of issuance based upon the closing market price of the Company’s common stock as the performance was complete.

During the year ended September 30, 2016, the Company issued 800 shares for marketing services valued at $1,600 and 5,000 shares for software development valued at $27,500. The Company also issued 75,000 shares for legal services valued at $210,000. The shares for these issuances were valued using the closing market price of the Company's common stock on the commitment date.

Common Stock Issued for License Termination

During the year ended September 30, 2017, the Company issued 25,000 shares of common stock with a fair value of $106,250 for a software termination settlement. The shares were valued on the date of agreement based upon the closing market price of the Company’s common stock.

During the year ended September 30, 2016, the Company issued 307,141 shares of common stock with a fair value of $763,469 for the termination of software licenses related to seven separate licenses in that the software usage would possibly interfere with the Company’s future software development. The shares were valued on the date of agreement based upon the closing market price of the Company’s common stock.

Preferred Stock

As of both September 30, 2017 and 2016, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding, which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Preferred A shares can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

Warrants

During the year ended September 30, 2017, the Company issued warrants to FirstFire Opportunities Fund LLC to purchase 165,000 shares of common stock valued at $84,227 based on the relative fair value of the convertible debt and common stock. See Note 5 for additional information. The warrants have an exercise price of $4.50 and a term of two years, subject to adjustment in the event of a lower price per share offered, similar to a ratchet provision.

Additionally, during the year ended September 30, 2017, the Company issued 560,000 warrants to the Private Placement Investors. The Private Placement Investors were granted units, which consisted of one share of common stock and a warrant to purchase two additional shares of common stock, for $2 each. The warrants were issued with an exercise price of $4.50 and a term of two years. The fair value of these warrants was $313,192; however, no entry was required to be recorded in equity related to these warrants.

Warrant activity for the years ended September 30, 2017 and 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2015	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Canceled/Forfeited	-	-	-
Outstanding at September 30, 2016	-	-	-
Granted	725,000	4.50	1.78
Exercised	-	-	-
Canceled/Forfeited	-	-	-
Outstanding at September 30, 2017	725,000	$4.50	1.78
Vested at September 30, 2017	725,000	$4.50	1.78
Exerciseable at September 30, 2017	725,000	$4.50	1.78

The Company valued the warrants using the Black-Scholes pricing model on the date of grant using the following inputs:

Expected life (years)	2.00
Risk-free interest rate	1.45%
Expected volatility	150%
Annual dividend yield	0%

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2017 and 2016 consist of the following:

	September 30,
	2017	2016
Current:
Federal	$-	$-
State	-	-
	$-	$-

Deferred:
Federal	$(781,817)	$(603,753)
State	-	-
	(781,817)	(603,753)
Valuation allowance	781,817	603,753
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2017	2016
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	0.0	0.0
Non-deductible stock-based compensation	-16.0	-11.0
Valuation allowance	(18.0)	(23.0)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2017	2016
Net operating loss carry forward	$4,725,000	$3,943,000
Valuation allowance	(4,725,000)	(3,943,000)
Deferred income tax asset	$-	$-

The Company has a net operating loss carry forward of $13.9 million available to offset future taxable income. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015 are subject to an annual limitation of approximately $600,000.

For the years ended September 30, 2017 and 2016, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carry forward and the related valuation allowance, as well as non-deductible stock-based compensation.

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

The Company has not filed its federal income tax returns since 2012, which is through the fiscal year ending September 30, 2013. The Company is preparing the 2013 through 2015 filings, which report activity for the fiscal years ending September 30, 2014 through 2016. The September 30, 2017 tax return is not due at this time. The Company intends to remediate the lack of filing timely tax returns immediately. There are currently no ongoing tax examinations.

In December 2017, the Tax Cuts and Jobs Act, which provides tax relief for certain corporations, effective January 1, 2018, was passed. Management is currently evaluating the impact of the effects of the regulations.

NOTE 10 - SUBSEQUENT EVENTS

The Company has continued to raise equity financing through a Private Placement. After September 30, 2017, the Company has sold 42,000 shares of common stock for approximately $77,000, net of offering costs.

On October 18, 2017, the Company received a letter of resignation from Michael Salas, Vice President of Marketing and Sales, with an effective date of October 27, 2017.

On October 27, 2017, Mike Hufnagel was appointed Chief Operating Officer by the Board of Directors with an effective date of November 1, 2017.

On December 14, 2017, the Company entered into the following agreements with Peak One Opportunity Fund L.P. (“Peak One”). The agreements became effective on December 22, 2017.

1.

A convertible note in the amount of $300,000 payable in three years in common stock and convertible into common shares at $1.00 per share at Peak One’s option. If an Event of Default has occurred or the date of conversion is on or after the date that is one hundred eighty (180) days after the Issuance Date, the lesser of (a) $1.00 or (b) Seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Common Stock is traded on the OTC Pink (“OTCP”) at the time of conversion, then Seventy percent (70%) shall automatically adjust to Sixty Five percent (65%) of the lowest traded price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debentures), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. The net cash received from the note was $242,600, and will be accounted for as an original issue discount, together with the relative fair value of the warrant and debt.

2.	A warrant agreement wherein Peak One may purchase up to 75,000 shares of common stock of the Company for $2.00 per share with an expiration date of five years from the date of the warrant agreement.
3.	A stock purchase agreement setting forth the details of the above stated agreements, including an additional convertible debenture in the amount of $300,000.
4.

An equity purchase agreement for up to $7,000,000 of the Company’s common stock and related registration rights agreement, which will require a registration statement to be filed, both dated December 14, 2017, by and among the Company and Peak One, as well an agreement to issue 275,000 shares of the Company’s common stock as commitment shares to Peak One or it’s designee in connection therewith.

On December 20, 2017, the Company entered into a Memorandum of Understanding with FirstFire Global Opportunities Fund, LLC (“FirstFire”), acknowledging that the following adjustments have been triggered due to the Company’s intent to consummate a corporate finance transaction with Peak One Opportunity Fund L.P.

1.	FirstFire waives its rights under Section 3.20 of the Senior Convertible Promissory Note (with respect to the enforcement of an event of default) and Sections 4(d) and Section 4(q) of the Securities Purchase Agreement, with respect to the intended transaction with Peak One only.
2.	The fixed conversion price of the convertible note shall be reduced from $2.00 to $1.00 pursuant to Section 4.14 of the Senior Convertible Promissory Note.
3.	The terms of the warrant shall automatically be adjusted as a result of the intended transaction with Peak One, pursuant to the terms of the warrant.
4.	The total commitment shares shall be increased to 137,500 shares of the Company’s common stock pursuant to Section 4.14 of the Senior Convertible Promissory Note, such that the Company shall issue an additional 87,500 shares of the Company’s common stock to FirstFire within three days after December 20, 2017.
5.	Section 1.9 of the Senior Convertible Promissory Note shall be adjusted, such that if the Company exercises its right to prepay the convertible note at any time from the 151st through the 180th day following September 26, 2017, then the Company shall pay to FirstFire 130% multiplied by the outstanding principal amount plus accrued and unpaid interest.
6.	The warrant exercise price is adjusted to $2.00 per the terms of the original agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have not been formally designed and evaluated to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to 1) no formal evaluation has been performed by us and 2) the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017, due to the lack of a formal evaluation that has been performed by us and the identification of material weaknesses.

Management has still identified some deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2017 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes including a lack of sufficient accounting staff which resulted in inadequate segregation of duties, the inability to prove delivery of software, an insufficient number of personnel familiar with financial and SEC reporting requirements, inadequate monitoring and review controls over financial reporting and disclosures as well as transaction processing, and insufficient written policies and procedures for accounting and financial reporting.

Remediation Plan

Management has executed a remediation plan intended to address the material weaknesses discussed above. These remediation efforts are focused on:

●	Additional accounting staff to provide adequate segregation of duties;

●	Enhancing controls around proving the delivery of software;

●	Retaining appropriate resources familiar with financial and SEC reporting requirements;

●	Monitoring and reviewing controls over financial reporting and disclosures as well as transaction processing; and

●	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

During the year ended September 30, 2017, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of third quarter 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by this Item.

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

Name	Age	Title

Michael De La Garza	59	Chairman, Chief Executive Officer

Albert Carlson, PhD	58	Director, Chief Scientific Officer

Sammy Davis DrPH	70	Director

The Chief Executive Officer, directors, and officers of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the directors and officers of the Company are as follows:

Michael De La Garza, 59 years of age, is the Company’s Chairman and Chief Executive Officer. Mr. De La Garza has 27 years’ experience in the software industry as an executive officer and founder of numerous companies both private and publicly traded. His career started in 1991 as the COO of a medical imaging company and subsequently founded or co-founded three other software companies where he served as President and/or CEO. Michael studied computer science at Southwest Texas State University and received a Computer Science Technical degree from Danforth Technical College in 1980.

Albert Carlson, PhD, 58 years of age, serves as a Director and the Company’s Chief Scientific Officer. Dr. Carlson oversees the development of the Company’s Cipherloc suite of products and reports directly to the Chief Executive Officer. Dr. Carlson created and led teams advancing the state-of-the-art in more than six embedded, computer, and electrical engineering sectors, creating new markets, products, and value for exploitation. He has extensive experience in on-time design to delivery while remaining under budget at all levels of engineering. Additionally, he has worked in many areas of engineering and has focused extensive world knowledge, as well as deep algorithmic, set theory, mathematical, and design expertise. Dr. Carlson holds a PhD in Computer Science from the University of Idaho.

Sammy Davis DrPH, 70 years of age, serves as a Director of the Company. Dr. Davis has over 20 years’ experience in operations, finance, budgeting, financial reporting, revenue cycle management, inventory, payroll, accounts receivable and payable, and information systems in the healthcare industry. He has held numerous managerial positions as the Chief Executive Officer and Administrator. Dr. Davis holds a Doctor of Public Health degree from the University of Texas.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2017 and 2016, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2017 AND 2016 SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Michael De La Garza
Chairman &	2017	$360,000		60,000	$1,633,000	$54,000	(ii)	-	$2,107,000
Chief Executive	2016	$360,000	(i)	-	-	$37,854	(ii)	-	$397,854
Officer

Albert Carlson, PhD
Director &	2017	$150,000		-	-	-		-	$150,000
Chief Scientific Officer	2016	$150,000		-	-	-		-	$150,000

Sammy Davis, DrPH	2017	-		-	-	-		-	-
Director	2016	-		-	-	-		-	-

(i)	Excludes $44,788 of prepaid compensation.
(ii)	All other compensation consists of remunerations for auto and health insurance costs.

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

Employment Contracts

We have an employment agreement with Albert Carlson as our Chief Scientific Officer. The Agreement is for a term of one year, commencing on September 1, 2015 and initially expiring on August 31, 2016 with three one-year extensions. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company’s policies as well as other customary benefits and provisions, Dr. Carlson shall receive an annual base salary of $150,000. If, at any time during the term of the Agreement, Dr. Carlson is terminated “without cause,” he will be entitled to receive a cash payment equal to the aggregate compensation payable to him during the remaining term of the Agreement. The terms of the employment agreement are incorporated by reference and was filed with our Form 8-K on September 4, 2015.

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013. The employment agreement will expire on January 1, 2018 and shall automatically renew for another five years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors. During the year ended September 30, 2017, the base salary was $360,000.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;

b.	The Company’s earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any year is at least $1,000,000;

iii.	An automobile allowance of $1,500 per month.

iv.	A medical insurance allowance of $1,500 per month.

v.	In the event the executive’s employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company has removed other provisions from the original employment agreement.

During the years ended September 30, 2017 and 2016, cash compensation amounted to $390,278 and $397,854 including benefits, respectively. The Chief Executive Officer was prepaid $52,244 in compensation in 2016 which was offset by a $60,000 bonus in 2017. The Chief Executive Officer is still due the remainder of this bonus ($7,756) as of September 30, 2017. During the years ended September 30, 2017 and 2016, stock-based compensation amounted to $1,633,000 and $0, respectively.

As of September 30, 2017, we also have employment agreements with Michael Salas and Michael Hufnagel (the “Agreements”). The Agreements are for a term of one year, with Mr. Salas’s Agreement commencing on April 25, 2016 and expiring on April 24, 2017, and Mr. Hufnagel’s commencing on June 27, 2016 and expiring on June 26, 2017. Both Agreements have three successive one-year extensions and were extended. Mr. Salas has an annual salary of $175,000 and quarterly stock issuances equal to $125,000 per year. Mr. Hufnagel has an annual salary of $145,000, an initial sign-on bonus of $10,000 and quarterly stock issuances equal to $60,000 per year. As of September 30, 2017, these individuals were owed common shares for services, but for which shares have not yet been issued. An accrual has been recorded to equity totaling $46,250 to accrue the common shares earned.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of December 26, 2017 based on 6,947,127 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owners (1)	Nature of Beneficial Ownership (2)	Amount	Percent Ownership

Michael De La Garza (3)	Common Stock	630,000	12.1%
Including MSR, LLC	Common Stock	207,757
c/o Cipherloc	Preferred Stock	9,000,000
825 Main St, Suite 100
Buda, TX 78610

Albert Carlson, PhD	Common Stock	53,668	0.8%
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

Sammy Davis, DrPH	Common Stock	-	0.0%
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

All Officers and Directors
As a Group (3 persons)	Common Stock	891,425	12.8%

1. C/o our address, 825 Main Street, Suite 100, Buda, TX 78610 unless otherwise noted.

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

Description of Securities

General

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000 shares, at $0.01 par value. There were 6,635,127 shares of common stock issued and outstanding as of September 30, 2017.

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, at $0.01 par value and 10,000,000 shares are issued and outstanding as of September 30, 2017. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock. Each share of the Preferred Stock shall have 150 votes on all matters presented to be voted by the holders of our common stock.

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

Convertible Securities

On September 26, 2017, the Company issued a convertible note to FirstFire Global Opportunities Fund, LLC with a principal amount of $330,000 and an original issue discount of $30,000. The note accrues interest at 5% per annum and matures on March 26, 2018, six months following the issuance date. The note provides the holder with the right, at any time on or after the note’s maturity date, to convert all or a portion of the outstanding principal balance and accrued interest to shares of the Company’s common stock at a fixed conversion price of $2.00 per share. The note contains adjustments to the conversion price in the event of default, if shares of the Company trade below the fixed conversion price on the day following the conversion date, or if the Company consummates a registered or unregistered primary offering of its securities for capital raising purposes. Subsequent to September 30, 2017, the fixed conversion price was adjusted from $2.00 to $1.00 per share.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

Pacific Stock Transfer serves in the capacity of the Company’s transfer agent. Their mailing address is Pacific Stock Transfer, 4045 South Spencer #403, Las Vegas, NV 89119, and their telephone number is (702) 361-3033.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by dbbmckennon for the audit of the Company’s annual financial statements were $54,500 and $75,000 for the fiscal years ended September 30, 2017 and 2016, respectively.

Audit-Related Fees. The aggregate fees billed by dbbmckennon, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2017 and 2016 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2017 and 2016 were $0.

All Other Fees. The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended September 30, 2017 and 2016 were $0.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2017 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.

3.2	Bylaws Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

3.3	Amendment to the Articles of Incorporation indicating name change and reverse stock split as set out in Registrant’s Form 8-K dated and filed on March 23, 2015

4.1	S-8 Registration Filed on June 2, 2014 and by reference incorporated herein

4.2	S-8 Registration Filed on October 27, 2016 and by reference incorporated herein

5.1	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on June 2, 2014

5.2	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on October 27, 2016

10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.4	Amended and Restated 2000 Stock Option Plan Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

10.5	Form of 2004 Stock Retainage Plan Agreement Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUSTM School Child Tracking Systems. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.12	Employment agreement of Michael De La Garza. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013

10.13	Employment Agreement of Pamela Thompson Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.

10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC. Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015.

10.15	Employment Agreement of Dr. Albert Carlson, incorporated by reference to Form 8-K filed on September 4, 2015

10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software dated September 29, 2015. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2015 and filed on February 2, 2016.

10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.18	Sisco Product Development Agreement dated November 6, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk dated June 11, 2014, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.20	Employment agreement of Patrick Doherty dated January 16, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.21	Employment agreement of Carlos Gonzales dated March 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.22	Employment agreement of Mike Salas dated April 25, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.24	Employment agreement of Mike Hufnagel dated June 7, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016.

10.25	Software Licensing Agreement with GoSecured Dated August 29, 2016, incorporated by reference to the Registrant’s Form 10-K for the year ending September 30, 2016 and filed on February 2, 2017.

10.26	Consulting Agreement with Susan Hufnagel dated March 28, 2017, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 31, 2017 and filed on May 15, 2017.

10.27	Senior Convertible Promissory Note in favor of First Fire Global Opportunity Fund, LLC, dated September 28, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

10.28	Common Stock Purchase Warrant to First Fire Global Opportunity Fund, LLC, dated September 28, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

10.29	Common Stock Purchase Agreement with First Fire Global Opportunity Fund, LLC, dated September 28, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

10.30	Employment agreement with Mike Hufnagel as Chief Operating Officer effective November 1, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 31, 2017.

10.31	Convertible Debenture dated December 14, 2017, in favor of Peak One Opportunity Fund, L.P

10.32	Common Stock Purchase Warrant dated December 14, 2017, in favor of Peak One Opportunity Fund, L.P

10.33	Securities Purchase Agreement with Peak One Opportunity Fund, L.P dated December 14, 2017.

10.34	Equity Purchase Agreement with Peak One Opportunity Fund, L.P dated December 14, 2017.

10.35	Registration Rights Agreement with Peak One Opportunity Fund, L.P dated December 14, 2017.

16.1	Letter of GBH CPA, PC regarding change in Independent Registered Public Accounting firm dated April 7, 2015, incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2015.

16.2	Letter of MaloneBailey,LLP, regarding change in Independent Registered Public Accounting firm dated April 22, 2016, incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2016.

17.1	Letter of Resignation as Officer and Director dated December 30, 2014, incorporated by reference to the Registrant’s Form 8-K filed on January 2, 2015.

17.2	Appointment of two Directors one of which is also appointed as Chief Financial Officer on January 7, 2015 as incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015.

17.3	Resignation Letter of Mike Salas as Vice President of Marketing and Sales dated October 18, 2017, effective 27, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

14	Code of Ethics Incorporated by reference to the Registrant’s Form 10QSB for the quarter ending June 30, 2004 filed on or around August 16, 2004.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cipherloc Corporation

Date: January 12, 2018	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 12, 2018	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman

Date: January 12, 2018	By:	/s/ Albert Carlson
Albert Carlson
Director

Date: January 12, 2018	By:	/s/ Sammy Davis
Sammy Davis
Director

