Form 10-Q
period 2017-12-31
CIPHERLOC Corp
filed 2018-02-20
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2018
Common stock, $0.01 par value	20,569,411

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that can be expected for the year ending September 30, 2018.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	September 30, 2017

ASSETS
Current Assets
Cash	$155,730	$227,396
Total Current Assets	155,730	227,396

Other assets	12,217	12,218
Fixed assets, net	9,790	11,170
Total Assets	$177,737	$250,784
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$40,250	$59,763
Accrued compensation	506,423	505,027
Convertible notes payable, net of discount of $587,542 and $303,322 at December 31, 2017 and September 30, 2017, respectively	42,458	26,678
Deferred revenue-current	200,606	308,412
Derivative liability	723,994	—
Total Current Liabilities	1,513,731	899,880

Long-Term Liabilities
Deferred revenue, net of current portion	—	7,836
Total Long-Term Liabilities	—	7,836
Total Liabilities	1,513,731	907,716

Commitments and Contingencies (Note 6)
Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of December 31, 2017 and September 30, 2017	100,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 7,040,164 and 6,635,127 issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	70,401	66,351
Additional paid-in capital	50,108,483	49,378,447
Accumulated deficit	(51,614,878)	(50,201,730)
Total Stockholders’ Deficit	(1,335,994)	(656,932)
Total Liabilities and Stockholders’ Deficit	$177,737	$250,784

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2017	2016
Revenues	$115,642	$112,500
Cost of revenues	30,300	30,300
Gross Profit	85,342	82,200

Operating Expenses
General and administrative (includes stock-based expense of $0 and $2,117,700 for 2017 and 2016, respectively)	183,920	2,430,937
Sales and marketing (includes stock-based expense of $0 and $31,250 for 2017 and 2016, respectively)	22,967	98,374
Research and development (includes stock-based expense of $10,000 and $476,550 for 2017 and 2016, respectively)	114,852	599,959
Settlement expense	—	106,250
Total Operating Expenses	321,739	3,235,520
Operating Loss	(236,397)	(3,153,320)

Other Expenses
Loss on extinguishment	(358,038)	—
Excess fair value of derivatives in convertible note	(486,745)	—
Change in fair value of derivatives	(135,932)	—
Interest expense	(196,036)	(10,939)
Net Loss	$(1,413,148)	$(3,164,259)

Net Loss per Common Share – Basic and Diluted:	$(0.21)	$(0.56)

Weighted Average Common Shares Outstanding – Basic and Diluted	6,712,339	5,662,077

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,413,148)	$(3,164,259)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,381	1,381
Stock-based compensation	10,000	2,625,500
Termination of software license	—	106,250
Debt discount amortization	183,345	—
Loss on extinguishment	358,038	—
Excess fair value of derivatives in convertible note	486,745	—
Change in fair value of derivatives	135,932	—
Changes in operating assets and liabilities:
Prepaid officer compensation	—	(7,456)
Prepaid expenses and other assets	—	(5,000)
Deferred revenue	(115,642)	(112,500)
Accounts payable and accrued liabilities	(18,117)	68,304
Net cash used in operating activities	(371,466)	(487,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets and software	—	(2,798)
Deposit with others	—	(373)
Net cash used in investing activities	—	(3,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	57,200	233,120
Issuance of convertible note	242,600	—
Net cash provided by financing activities	299,800	233,120

DECREASE IN CASH	(71,666)	(257,831)
CASH, BEGINNING OF PERIOD	227,396	344,138
CASH, END OF PERIOD	$155,730	$86,307

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$49,378,447	$(50,201,730)	$(656,932)

Common stock issued for cash	-	-	37,000	370	56,830	-	57,200

Common stock issued to officers and employees	-	-	5,537	55	9,945	-	10,000

Convertible notes – issuance of common stock	-	-	362,500	3,625	498,875	-	502,500

Convertible note – issuance of warrants	-	-	-	-	90,345	-	90,345

Convertible note – amendment of existing warrants	-	-	-	-	74,041	-	74,041

Net loss	-	-	-	-	-	(1,413,148)	(1,413,148)

Balance at December 31, 2017	10,000,000	$100,000	7,040,164	$70,401	$50,108,483	$(51,614,878)	$(1,335,994)

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective by the Amended Certificate as of March 23, 2015.

Cipherloc is a data security solutions company. Our highly innovative, patented polymorphic encryption technology is designed to enable an iron-clad layer of protection to be added to existing solutions.

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

Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2017 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2017 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses from operations and has an accumulated deficit at December 31, 2017 of $51,614,878. The Company issued two convertible notes, which may be repaid within 180 days from issuance, on September 26, 2017 and December 14, 2017, respectively, aggregating $849,000. If not repaid, the conversion features become variable, hindering our ability to raise capital in the future on terms favorable to the Company. The Company’s continued existence is dependent upon our ability to obtain additional funding to explore potential strategic relationships, complete development and marketing of the Company’s technologies, and operate the business. These factors raise doubt about the Company’s ability to continue as a going concern.

Management is currently in the process of raising capital, which is expected to be completed by May 2018. Management intends to use the proceeds from this financing to repay the two outstanding convertible notes. There are no assurances that management will be successful in raising capital to be able to achieve the needs of the business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and September 30, 2017, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At December 31, 2017 and September 30, 2017, none of the Company’s cash balance was uninsured. The Company has not experienced any losses in such accounts.

Convertible Debt and Embedded Derivatives

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company. When equity instruments, such as warrants, are issued with convertible debt, the net proceeds from the transaction are allocated to the convertible debt and equity instruments based on their relative fair values. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt. The amount of the warrants and beneficial conversion feature will reduce the carrying value of the debt instrument to zero, but no further. The Company has the option to pay the convertible notes at a premium ranging from 0% to 140% within the first six (6) months before they become convertible. The discount relating to the initial recording of the original issue discounts, issue costs, warrants and beneficial conversion feature are accreted, together with the premium, over the estimated term of the debt, which is generally 180 days from the date of issuance. We initially accounted for the embedded conversion feature in the FirstFire convertible note (see Note 5) in equity since management fully expected, at the time the loan was made, to repay the note upon its scheduled maturity.

Many of the conversion features embedded in the Company’s notes become variable upon the event of default or upon the passage of time in the event the Company does not repay the notes, at a premium, at 180 days from issuance of the note. If the conversion price is adjusted based on a discount to the market price of the Company’s common stock, the number of shares upon conversion is potentially unlimited. In the event we cannot control the net share settlement and cash settlement, we record the embedded conversion feature as a derivate instrument, at fair value. The excess of fair value of the embedded conversion feature, together with the original issue discounts, warrants, and issue costs over the face value of the debt, is recorded as an immediate charge in the accompanying statements of operations and cash flows. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts are accreted over the term of the debt, which is generally nine months after the notes become convertible, using the effective interest method. We accounted for the embedded conversion features in the FirstFire and Peak One convertible notes (see Note 5) as derivative liabilities in December 2017, even though we fully expect to repay the notes upon their scheduled maturity, because we have lost control of that ability as a result of the issuance of the Peak One note, and the financial burden these notes have placed on the Company. We continue to believe we will repay these notes before they become convertible after 180 days.

ASC 470-50, Extinguishments, require entities to record an extinguishment when the terms of the original note are significantly modified, defined as a greater than 10% change in expected cash flows. As a result of modifications made to one of the Company’s convertible notes during the reporting period, we recorded a loss as reported in the accompanying statements of operations and cash flows.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2017 and September 30, 2017, the Company had 10,000,000 shares of preferred stock outstanding, which are convertible into 15,000,000 shares of common stock. The Company’s convertible notes are not yet convertible, and management expects to repay the notes.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the three months ended December 31, 2017 and 2016 were $114,852 and $599,959, respectively.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

FirstFire Global Opportunities Fund, LLC

On September 26, 2017, the Company issued a convertible note to FirstFire Global Opportunities Fund, LLC (“FirstFire”) with a principal amount of $330,000, which includes an original issue discount of $30,000. The Company incurred $8,500 in direct costs. The note accrues interest at 5% per annum and matures on March 26, 2018, six months following the issuance date. The note was convertible at $2.00 per share, subject to adjustment. The Company issued 50,000 shares of its common stock, as well as warrants to purchase an additional 165,000 shares of common stock at $4.50 per share with a term of two years. The note was amended on December 20, 2017, which reduced the conversion price of the note to $1.00 per share, subject to adjustment, reduced the exercise price of the warrants from $4.50 to $2.00 and required the Company to issue an additional 87,500 shares of common stock to FirstFire, which resulted in an extinguishment loss (see below).

The note, as amended, provides the holder with the right, at any time on or after the note’s maturity date, to convert all or a portion of the outstanding principal balance and accrued interest to shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain adjustments to the conversion price under certain circumstances. In the event of default, the conversion price shall equal the lower of $1.00 per share or 70% multiplied by the lowest bid price of the Company’s common stock during the 25 trading days preceding the conversion date. An event of default, among other events, is the non-payment of the note at maturity.

If shares of the Company’s common stock trade below $1.00 per share on the day following the conversion date, the conversion price shall be retroactively adjusted to equal 75% multiplied by the lowest traded price on the day following the conversion date. If the Company consummates a registered or unregistered primary offering of its securities for capital raising purposes, the holder of the note shall have the right to demand repayment in full or convert the outstanding principal balance and accrued interest into shares of the Company’s common stock at the lower of $1.00 per share or a 20% discount to the offering price to investors in the primary offering.

The Company accounted for the amendment of the FirstFire note using derivative accounting and recognized a loss on extinguishment of $358,038 during the three months ended December 31, 2017. The Company also recognized a derivative liability of $320,312 as of the note’s amendment date. The Company valued the derivative liability with the Black-Scholes valuation model on the date of the amendment using an expected life of one (1) year, volatility of 150%, and risk-free rate of 1.87%. On December 31, 2017, the Company recognized a loss of $48,911 related to the change in fair value of the FirstFire derivative liability. The change in fair value was calculated using the stock price as of December 31, 2017 of $1.18 and an exercise price of $0.70, which is 70% multiplied by the lowest bid price of the Company’s common stock during the preceding 25 trading days, per the terms of the note.

Upon amendment of the FirstFire note, the Company recorded a debt discount of $330,000. The Company amortized $37,813 of the debt discount to interest expense during the three months ending December 31, 2017. The remaining debt discount of $292,187 as of December 31, 2017 will be amortized to interest expense over the remaining term of the note. Total interest expense related to the FirstFire note, including the debt discount amortization prior to the amendment, was $178,700 for the three months ending December 31, 2017.

Peak One Opportunity Fund LP

On December 14, 2017, the Company issued a convertible note to Peak One Opportunity Fund LP (“Peak One”) with a principal amount of $300,000, which includes an original issue discount of $30,000. The Company incurred $27,400 in direct costs. The note matures three years from the issuance date and provides the holder with the right to convert all or a portion of the outstanding principal balance to shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain adjustments to the conversion price under certain circumstances. If an event of default has occurred or if the conversion occurs more than 180 days from the issuance date, the conversion price shall equal the lower $1.00 per share or 70% of the lowest traded price of the Company’s common stock during the 20 trading days preceding the conversion date. However, if the Company’s common stock is not eligible for clearing through the Depository Trust Company’s Deposit Withdrawal Agent Commission system on the conversion date, the conversion price shall equal the lower of $1.00 per share or 65% of the lowest traded price of the Company’s common stock during the 20 trading days preceding the conversion date.

Together with the convertible note, the Company also issued 275,000 shares of its common stock, as well as warrants to purchase an additional 75,000 shares of common stock at $2.00 per share with a term of five years. The Company accounted for the convertible note to Peak One using derivative accounting and recognized a derivative liability of $267,750 as of the note’s issuance date. The Company valued the derivative liability with the Black-Scholes valuation model on the date of issuance using an expected life of 1.25 years, volatility of 150%, and risk-free rate of 1.82%. The Company also recognized a loss of $486,745 resulting from the excess fair value of the derivative in the convertible note and of the equity instruments issued with the convertible note. On December 31, 2017, the Company recognized a loss of $87,021 related to the change in fair value of the Peak One derivative liability. The change in fair value was calculated using the stock price as of December 31, 2017 of $1.18 and an exercise price of $0.70, which is 70% multiplied by the lowest bid price of the Company’s common stock during the preceding 25 trading days, per the terms of the note.

The Company recorded a debt discount of $300,000 upon issuance of the Peak One note. The Company amortized $4,645 of the debt discount to interest expense during the three months ending December 31, 2017. The remaining debt discount of $295,355 as of December 31, 2017 will be amortized to interest expense over the remaining term of the note. The Peak One note was included in current liabilities as management intends to repay the loan within the next 12 months.

Additionally, the transaction with Peak One included a stock purchase agreement setting forth the details above, including the option for an additional convertible note in the amount of $300,000 and an equity purchase agreement for up to $7,000,000 of the Company’s common stock and related registration rights agreement, which will require a registration statement to be filed.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Terminated Employment Agreement with Former Chief Financial Officer

The Company previously had an employment agreement with its Chief Financial Officer, which terminated in 2015. There were amounts that were accrued and unpaid as of December 31, 2017 and September 30, 2017, totaling $351,128 and $338,437, respectively. According to the original agreement, the unpaid salaries were to accrue interest at each reporting date. Interest expense related to this matter was $12,691 and $10,939 during the three months ended December 31, 2017 and 2016, respectively. Management believes that such amounts were previously satisfied through the issuance of common stock and does not intend to pay such amounts.

NOTE 7 - STOCKHOLDERS’ DEFICIT

As of December 31, 2017, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the three months ended December 31, 2017, there were 37,000 shares of common stock sold for $57,200, net of $16,800 in offering costs.

During the three months ended December 31, 2017, the Company issued 5,537 shares of common stock with a fair value of $10,000 to its employees as part of their compensation.

Preferred Stock

The Company’s Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 to 1.5 common shares. As of December 31, 2017, there are a total of 10,000,000 shares of the Series A Preferred Stock authorized and outstanding which are convertible into a total of 15,000,000 shares of common stock. Each share of the Preferred Stock has 150 votes on all matters presented to be voted by the holders of common stock. The holders of the Series A Preferred Stock can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

NOTE 8 – SUBSEQUENT EVENTS

On January 22, 2018, the Board of Directors authorized Michael De La Garza, Chief Executive Officer of the Company, to convert his 9,000,000 preferred shares, at a conversion rate of 1 to 1.5 common shares, to 13,500,000 common shares, restricted pursuant to Rule 144. On February 15, 2018, Michael De La Garza converted his 9,000,000 preferred shares to 13,500,000 common shares.

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

Financial Results and Trends

Results of Operations for the three months ended December 31, 2017 and 2016

Revenue increased to $115,642 from $112,500 for the three months ended December 31, 2017 and 2016, respectively. Revenue is comprised of a software license sale that is being recognized ratably through June 2018.

Cost of revenue remained the same at $30,300 for both the three months ended December 31, 2017 and 2016. Cost of revenue is comprised of salaries and maintenance costs related to the Company’s core Cipherloc products. The current software license contract is being recognized ratably through June 2018.

General and administrative expenses decreased to $183,920 from $2,430,937 for the three months ended December 31, 2017 and 2016, respectively. General and administrative expenses decreased as a result of lower stock-based compensation.

Sales and marketing expenses decreased to $22,967 from $98,374 for the three months ended December 31, 2017 and 2016, respectively. Sales and marketing expenses decreased as a result of lower stock-based compensation and lower payroll expenses.

Research and development costs decreased to $114,852 from $599,959 for the three months ended December 31, 2017 and 2016, respectively. Research and development costs decreased as a result of lower stock-based compensation.

Settlement expense decreased to $0 from $106,250 the three months ended December 31, 2017 and 2016, respectively. Settlement expense for the three months ended December 31, 2016 related to the issuance of 25,000 shares of common stock for a software termination settlement.

Interest expense increased to $196,036 from $10,939 for the three months ended December 31, 2017 and 2016, respectively. Interest expense increased due to the issuance of convertible debt to FirstFire Global Opportunities Fund, LLC and Peak One Opportunity Fund LP.

Liquidity and Capital Resources

We have an accumulated deficit at December 31, 2017 of $51,614,878. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At December 31, 2017, the Company had cash of $155,730. We believe that our existing cash balances are insufficient to fund future operations for the next 12 months. These factors raise doubt about the Company’s ability to continue as a going concern.

On September 26, 2017, the Company issued a convertible note to FirstFire Global Opportunities Fund, LLC with a principal amount of $330,000, and on December 14, 2017, the Company issued a convertible note to Peak One Opportunity Fund LP with a principal amount of $300,000. The notes require a premium of 130% to 140% (if paid by the 180th day) in an aggregate amount of $849,000. Non-payment by the Company on either or both of these notes could result in the creditors receiving an unlimited amount of the Company’s stock in order to satisfy the notes, adversely impacting our ability to raise capital on more favorable terms. It is the intent of the Company to repay these notes before through funds received from Private Placement Memorandums.

We depend upon the continued participation of Private Placement Memorandums (PPM) and the issuance of debt to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business.

There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(371,466)	$(487,780)
Investing activities	$—	$(3,171)
Financing activities	$299,800	$233,120

Operating Activities

Cash used in operating activities was $371,466 and $487,780 for the three months ended December 31, 2017 and 2016, respectively. The decrease in cash used in operating activities was primarily due to lower net loss, partially offset by higher working capital usage.

Investing Activities

Cash used in investing activities was $0 and $3,171 for the three months ended December 31, 2017 and 2016, respectively. The decrease in cash used in investing activities was the result of no fixed asset purchases during the three months ended December 31, 2017.

Financing Activities

Cash provided by financing activities was $299,800 and $233,120 for the three months ended December 31, 2017 and 2016, respectively. The increase in cash provided by financing activities was primarily due to the issuance of convertible debt, partially offset by fewer issuances of common stock for cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no material changes in market risk from those described in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2017.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to 1) no formal evaluation has been performed by us and 2) the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017 and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017 due to the identification of material weaknesses. These material weaknesses remain as of December 31, 2017.

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

During the three months ended December 31, 2017, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of third quarter 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2017, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has unregistered sales of securities through an active Private Placement Memorandum. During the three months ending December 31, 2017, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company sold and issued 37,000 shares of common stock for $57,200 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), afforded by Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended December 31, 2017.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.

3.2	Bylaws Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

3.3	Amendment to the Articles of Incorporation indicating name change and reverse stock split as set out in Registrant’s Form 8-K dated and filed on March 23, 2015

4.1	S-8 Registration Filed on June 2, 2014 and by reference incorporated herein

4.2	S-8 Registration Filed on October 27, 2016 and by reference incorporated herein

5.1	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on June 2, 2014

5.2	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on October 27, 2016

10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.4	Amended and Restated 2000 Stock Option Plan Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

10.5	Form of 2004 Stock Retainage Plan Agreement Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUSTM School Child Tracking Systems. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.12	Employment agreement of Michael De La Garza. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013

10.13	Employment Agreement of Pamela Thompson Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.

10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC. Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015.

10.15	Employment Agreement of Dr. Albert Carlson, incorporated by reference to Form 8-K filed on September 4, 2015

10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software dated September 29, 2015. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2015 and filed on February 2, 2016.

10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.18	Sisco Product Development Agreement dated November 6, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk dated June 11, 2014, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.20	Employment agreement of Patrick Doherty dated January 16, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.21	Employment agreement of Carlos Gonzales dated March 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.22	Employment agreement of Mike Salas dated April 25, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.24	Employment agreement of Mike Hufnagel dated June 7, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016.

10.25	Software Licensing Agreement with GoSecured Dated August 29, 2016, incorporated by reference to the Registrant’s Form 10-K for the year ending September 30, 2016 and filed on February 2, 2017.

10.26	Consulting Agreement with Susan Hufnagel dated March 28, 2017, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 31, 2017 and filed on May 15, 2017.

10.27	Senior Convertible Promissory Note in favor of First Fire Global Opportunity Fund, LLC, dated September 28, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

10.28	Common Stock Purchase Warrant to First Fire Global Opportunity Fund, LLC, dated September 28, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

10.29	Common Stock Purchase Agreement with First Fire Global Opportunity Fund, LLC, dated September 28, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

10.30	Employment agreement with Mike Hufnagel as Chief Operating Officer effective November 1, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 31, 2017.

10.31	Convertible Debenture dated December 14, 2017, in favor of Peak One Opportunity Fund, L.P, as incorporated by reference to the Registrant’s Form 10-K filed on January 12, 2018.

10.32	Common Stock Purchase Warrant dated December 14, 2017, in favor of Peak One Opportunity Fund, L.P, as incorporated by reference to the Registrant’s Form 10-K filed on January 12, 2018.

10.33	Securities Purchase Agreement with Peak One Opportunity Fund, L.P dated December 14, 2017, as incorporated by reference to the Registrant’s Form 10-K filed on January 12, 2018.

10.34	Equity Purchase Agreement with Peak One Opportunity Fund, L.P dated December 14, 2017, as incorporated by reference to the Registrant’s Form 10-K filed on January 12, 2018.

10.35	Registration Rights Agreement with Peak One Opportunity Fund, L.P dated December 14, 2017, as incorporated by reference to the Registrant’s Form 10-K filed on January 12, 2018.

16.1	Letter of GBH CPA, PC regarding change in Independent Registered Public Accounting firm dated April 7, 2015, incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2015.

16.2	Letter of MaloneBailey,LLP, regarding change in Independent Registered Public Accounting firm dated April 22, 2016, incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2016.

17.1	Letter of Resignation as Officer and Director dated December 30, 2014, incorporated by reference to the Registrant’s Form 8-K filed on January 2, 2015.

17.2	Appointment of two Directors one of which is also appointed as Chief Financial Officer on January 7, 2015 as incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015.

17.3	Resignation Letter of Mike Salas as Vice President of Marketing and Sales dated October 18, 2017, effective 27, 2017, as incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2017.

14	Code of Ethics Incorporated by reference to the Registrant’s Form 10QSB for the quarter ending June 30, 2004 filed on or around August 16, 2004.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: February 20, 2018	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

