Form 10-Q
period 2018-03-31
CIPHERLOC Corp
filed 2018-05-15
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2018
Common stock, $0.01 par value	26,018,382

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending September 30, 2018.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	September 30, 2017
ASSETS
Current Assets
Cash	$433,909	$227,396
Total Current Assets	433,909	227,396

Other assets	12,218	12,218
Fixed assets, net	8,562	11,170
Total Assets	$454,689	$250,784
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$28,459	$59,763
Accrued compensation	429,193	505,027
Convertible notes payable, net of discount of $270,765 and $303,322 at March 31, 2018 and September 30, 2017, respectively	29,235	26,678

Deferred revenue-current	87,477	308,412
Derivative liability	285,726	—
Total Current Liabilities	860,090	899,880

Long-Term Liabilities
Deferred revenue, net of current portion	—	7,836
Total Long-Term Liabilities	—	7,836
Total Liabilities	860,090	907,716

Commitments and Contingencies (Note 6)

Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 and 10,000,000 issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	10,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 21,999,081 and 6,635,127 issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	219,990	66,351
Additional paid-in capital	51,485,262	49,378,447
Accumulated deficit	(52,120,653)	(50,201,730)
Total Stockholders’ Deficit	(405,401)	(656,932)
Total Liabilities and Stockholders’ Deficit	$454,689	$250,784

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues	$113,129	$124,747	$228,771	$237,247
Cost of revenues	45,506	30,300	75,806	60,600
Gross Profit	67,623	94,447	152,965	176,647

Operating Expenses
General and administrative (includes stock-based expense of $74,500 and $2,192,200 for the three and six months ended March 31, 2017, respectively)	230,366	277,971	414,286	2,708,908
Sales and marketing (includes stock-based expense of $0 and $31,248 for the three and six months ended March 31, 2017, respectively)	22,195	55,110	45,162	153,484
Research and development (includes stock-based expense of $157,743 and $167,743 for the three and six months ended March 31, 2018, respectively, and $14,965 and $491,515 for the three and six months ended March 31, 2017, respectively)	251,136	156,536	365,988	756,495
Settlement expense	81,000	—	81,000	106,250
Total Operating Expenses	584,697	489,617	906,436	3,725,137
Operating Loss	(517,074)	(395,170)	(753,471)	(3,548,490)

Other Income (Expenses)
Gain (Loss) on extinguishment	66,912	—	(291,126)	—
Excess fair value of derivatives in convertible note	—	—	(486,745)	—
Change in fair value of derivatives	256,669	—	120,737	—
Interest expense	(312,282)	(11,759)	(508,318)	(22,698)
Net Loss	$(505,775)	$(406,929)	$(1,918,923)	$(3,571,188)

Net Loss per Common Share – Basic and Diluted:	$(0.03)	$(0.07)	$(0.16)	$ (0.60)

Weighted Average Common Shares Outstanding – Basic and Diluted	17,806,123	6,205,097	12,228,585	5,930,434

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,918,923)	$(3,571,188)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,608	2,762
Stock-based compensation	167,743	2,746,922
Termination of software license	—	106,250
Legal settlement	81,000	—
Loss on extinguishment	291,126	—
Debt discount amortization	482,935	—
Excess fair value of derivatives in convertible note	486,745	—
Change in fair value of derivatives	(120,737)	—
Changes in operating assets and liabilities:
Prepaid officer compensation	—	(7,456)
Prepaid expenses and other assets	—	2,501
Deferred revenue	(228,771)	(237,247)
Accounts payable and accrued liabilities	(107,138)	(145,610)
Net cash used in operating activities	(863,412)	(1,103,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets and software	—	(2,798)
Net cash used in investing activities	—	(2,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	1,177,325	881,720
Issuance of convertible notes	242,600	—
Repayment of convertible notes	(350,000)	—
Net cash provided by financing activities	1,069,925	881,720

INCREASE (DECREASE) IN CASH	206,513	(224,144)
CASH, BEGINNING OF PERIOD	227,396	344,138
CASH, END OF PERIOD	$433,909	$119,994

Non-cash investing and financing activities:
Conversion of debt into common stock	$77,500	$—
Conversion of preferred stock to common stock	$135,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$49,378,447	$(50,201,730)	$(656,932)
Common stock issued for cash	—	—	1,313,000	13,130	1,164,195	—	1,177,325
Common stock issued to officers and employees	—	—	88,454	884	166,859	—	167,743
Common stock issued for legal settlement	—	—	50,000	500	80,500	—	81,000
Convertible notes – issuance of common stock	—	—	362,500	3,625	498,875	—	502,500
Convertible note – issuance of warrants	—	—	—	—	90,345	—	90,345
Convertible note – amendment of existing warrants	—	—	—	—	74,041	—	74,041
Settlement of convertible note	—	—	50,000	500	77,000	—	77,500
Related party conversion of preferred stock	(9,000,000)	(90,000)	13,500,000	135,000	(45,000)	—	—
Net loss	—	—	—	—	—	(1,918,923)	(1,918,923)
Balance at March 31, 2018	1,000,000	$10,000	21,999,081	$219,990	$51,485,262	$(52,120,653)	$(405,401)

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective by the Amended Certificate as of March 23, 2015.

Cipherloc is a data security solutions company. Our highly innovative, polymorphic encryption technology is designed to enable an iron-clad layer of protection to be added to existing solutions.

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

Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2017 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2017 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses from operations and has an accumulated deficit at March 31, 2018 of $52,120,653. The Company’s continued existence is dependent upon our ability to obtain additional funding to explore potential strategic relationships, complete development and marketing of the Company’s technologies, and operate the business. These factors raise doubt about the Company’s ability to continue as a going concern.

Management is currently in the process of raising capital through sales of common stock. Management has used the proceeds from this financing to repay the two convertible notes, one of which was repaid during the quarter, and the other repaid subsequent to March 31, 2018. There are no assurances that management will be successful in raising capital to be able to achieve the needs of the business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and September 30, 2017, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At March 31, 2018, $183,909 of the Company’s cash balance was uninsured, and at September 30, 2017, none of its cash balance was uninsured. The Company has not experienced any losses in such accounts.

Convertible Debt and Embedded Derivatives

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company. When equity instruments, such as warrants, are issued with convertible debt, the net proceeds from the transaction are allocated to the convertible debt and equity instruments based on their relative fair values. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt. The amount of the warrants and beneficial conversion feature will reduce the carrying value of the debt instrument to zero, but no further. The discount relating to the initial recording of the original issue discounts, issue costs, warrants and beneficial conversion feature are accreted, together with the premium, over the estimated term of the debt.

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

As of March 31, 2018 and September 30, 2017, the Company had 1,000,000 and 10,000,000 shares, respectively, of preferred stock outstanding, which are convertible into common stock at a rate of 1 preferred share to 1.5 common shares. The Company issued 1,276,000 shares and 1,313,000 shares of restricted common shares through Private Placement Memorandums for net proceeds totaling $1,120,125 and $1,177,325 during the three and six months ended March 31, 2018, respectively.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Research and development costs were $251,136 and $365,988 for the three and six months ended March 31, 2018, respectively, and $156,536 and $756,495 for the three and six months ended March 31, 2017, respectively.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

FirstFire Global Opportunities Fund, LLC

On September 26, 2017, the Company issued a convertible note to FirstFire Global Opportunities Fund, LLC (“FirstFire”) with a principal amount of $330,000, which includes an original issue discount of $30,000. The Company incurred $8,500 in direct costs. The note accrued interest at 5% per annum and was to mature on March 26, 2018, six months following the issuance date. The note was convertible at $2.00 per share, subject to adjustment. The Company issued 50,000 shares of its common stock, as well as warrants to purchase an additional 165,000 shares of common stock at $4.50 per share with a term of two years. The note was amended on December 20, 2017, which reduced the conversion price of the note to $1.00 per share, subject to adjustment, reduced the exercise price of the warrants from $4.50 to $2.00, and required the Company to issue an additional 87,500 shares of common stock to FirstFire, which resulted in an extinguishment loss.

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

During the three and six months ended March 31, 2018, the Company recognized a gain of $187,624 and $138,713, respectively, related to the change in fair value of the FirstFire derivative liability. The Company valued the derivative liability with the Black-Scholes valuation model as of March 21, 2018, immediately prior to the settlement of the note as described below, using an expected life of 0.01 years, volatility of 150%, and risk-free rate of 1.71%.

Upon amendment of the FirstFire note, the Company recorded a debt discount of $330,000. The Company amortized $275,000 and $312,813 of the debt discount to interest expense during the three and six months ended March 31, 2018, respectively. Total interest expense related to the FirstFire note, including the debt discount amortization prior to the amendment, was $275,000 and $453,700 for the three and six months ended March 31, 2018, respectively.

On March 21, 2018, the Company entered into a settlement agreement with FirstFire under which FirstFire converted $77,500 of the note payable into 50,000 shares of common stock, and the Company paid $350,000 to satisfy the derivative liability of $181,599 and the note payable in full. In connection with the settlement of the First Fire note, the Company recognized a gain on extinguishment of $66,912.

Peak One Opportunity Fund LP

On December 14, 2017, the Company issued a convertible note to Peak One Opportunity Fund LP (“Peak One”) with a principal amount of $300,000, which includes an original issue discount of $30,000. The Company incurred $27,400 in direct costs. The note was to mature three years from the issuance date and provides the holder with the right to convert all or a portion of the outstanding principal balance to shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain adjustments to the conversion price under certain circumstances.

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

During the three and six months ended March 31, 2018, the Company recognized a gain of $69,045 and loss of $17,976, respectively, related to the change in fair value of the Peak One derivative liability. The Company valued the derivative liability with the Black-Scholes valuation model as of March 31, 2018 using an expected life of 1.25 years, volatility of 150%, and risk-free rate of 1.63%.

The Company recorded a debt discount of $300,000 upon issuance of the Peak One note. The Company amortized $24,590 and $29,235 of the debt discount to interest expense during the three and six months ended March 31, 2018, respectively. The remaining debt discount of $270,765 as of March 31, 2018 will be amortized to interest expense over the remaining term of the note. The Peak One note was included in current liabilities as management subsequently repaid the note in April 2018.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Terminated Employment Agreement with Former Chief Financial Officer

The Company previously had an employment agreement with its Chief Financial Officer, which terminated in 2015. There were amounts that were accrued and unpaid as of March 31, 2018 and September 30, 2017, totaling $363,820 and $338,437, respectively. According to the original agreement, the unpaid salaries were to accrue interest at 15%, which has been accrued at each reporting date. Interest expense was $12,692 and $25,383 during the three and six months ended March 31, 2018, respectively. Management believes that such amounts were previously satisfied through the issuance of common stock and does not intend to pay such amounts.

NOTE 7 - STOCKHOLDERS’ DEFICIT

As of March 31, 2018, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Common Stock

During the three months ended March 31, 2018, there were 1,276,000 shares of common stock sold for $1,120,125, net of $190,875 in offering costs. During the six months ended March 31, 2018, there were 1,313,000 shares of common stock sold for $1,177,325, net of $207,675 in offering costs.

During the three and six months ended March 31, 2018, the Company issued 82,917 and 88,454 shares of common stock with a fair value of $157,743 and $167,743, respectively, to its employees as part of their compensation. The shares were valued using the closing stock price on the grant date and were earned as of March 31, 2018.

During the three months ended March 31, 2018, the Company issued 50,000 shares of common stock with a fair value of $81,000 to settle a legal matter by two shareholders who claimed that they were entitled to 125,000 shares of common stock because of funds allegedly paid to the Company and promises allegedly made by the Company. The Company denied these allegations and settled the matter for 50,000 shares of common stock.

Preferred Stock

The Company’s Series A Preferred Stock is convertible into the Company’s common stock at a rate of 1 preferred share to 1.5 common shares. As of March 31, 2018, there are a total of 1,000,000 shares of the Series A Preferred Stock authorized and outstanding, which are convertible into a total of 1,500,000 shares of common stock. Each share of the Preferred Stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of the Series A Preferred Stock can only convert the shares if agreed upon by 50.1% vote of all preferred shareholders.

Warrants

During the three months ended March 31, 2018, the Company issued 1,241,000 warrants to Private Placement investors. Each warrant entitles the holder to purchase one additional share of common stock. The warrants were issued with an exercise price of $1.20 and a term of five years.

See Notes 5 and 8 for discussion regarding additional issuances.

NOTE 8 – RELATED PARTY TRANSACTIONS

In February 2018, the Company’s Chief Executive Officer converted his 9,000,000 shares of preferred stock to 13,500,000 shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

In April 2018, the Company paid off the Peak One note at a redemption cost of $375,000.

Subsequent to March 31, 2018, there were 3,469,000 shares of common stock sold for net proceeds of $3,034,120.

There have been no other reportable events that have occurred after March 31, 2018.

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

Financial Results and Trends

Results of Operations for the Six Months Ended March 31, 2018 and 2017

Revenue remained relatively consistent at $228,771 for the six months ended March 31, 2018, as compared to $237,247 for the six months ended March 31, 2017. Revenue is comprised of the ratable recognition of a software license sale during the six months ended March 31, 2018. The software license sale is being recognized ratably through June 2018.

Cost of revenue increased to $75,806 from $60,600 for the six months ended March 31, 2018 and 2017, respectively. Cost of revenue is comprised of salaries and maintenance costs related to the Company’s core Cipherloc products.

General and administrative expenses decreased to $414,286 from $2,708,908 for the six months ended March 31, 2018 and 2017, respectively. General and administrative expenses decreased as a result of lower stock-based compensation.

Sales and marketing expenses decreased to $45,162 from $153,484 for the six months ended March 31, 2018 and 2017, respectively. Sales and marketing expenses decreased as a result of lower salaries and stock-based compensation.

Research and development costs decreased to $365,988 from $756,495 for the six months ended March 31, 2018 and 2017, respectively. Research and development costs decreased as a result of lower stock-based compensation.

Settlement expense decreased to $81,000 from $106,250 for the six months ended March 31, 2018 and 2017, respectively. Settlement expense for the six months ended March 31, 2018 resulted from the issuance of 50,000 shares of common stock to settle a legal claim. Settlement expense for the six months ended March 31, 2017 resulted from the issuance of 25,000 shares of common stock for a software termination settlement.

Interest expense increased to $508,318 from $22,698 for the six months ended March 31, 2018 and 2017, respectively. Interest expense increased due to interest incurred on the Company’s convertible notes payable.

Liquidity and Capital Resources

We have an accumulated deficit at March 31, 2018 of $52,120,653. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At March 31, 2018, the Company had cash of $433,909. We believe that our existing cash balances are insufficient to fund future operations for the next 12 months. These factors raise doubt about the Company’s ability to continue as a going concern.

We depend upon the continued participation of our active Private Placement Memorandum (PPM) and the issuance of debt to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. During the six months ended March 31, 2018, the Company has raised money in the form of a private placement memorandum totaling $1,177,325.

There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(863,412)	$(1,103,066)
Investing activities	$—	$(2,798)
Financing activities	$1,069,925	$881,720

Operating Activities

Cash used in operating activities was $863,412 and $1,103,066 for the six months ended March 31, 2018 and 2017, respectively. The decrease in cash used in operating activities was primarily due to a lower net loss and lower working capital usage.

Investing Activities

Cash used in investing activities was $0 and $2,798 for the six months ended March 31, 2018 and 2017, respectively. The decrease in cash used in investing activities is related to a decrease in deposits held to secure leases and contracts.

Financing Activities

Cash provided by financing activities was $1,069,925 and $881,720 for the six months ended March 31, 2018 and 2017, respectively. The increase in cash provided by financing activities was primarily due to more issuances of common stock for cash.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to 1) no formal evaluation has been performed by us and 2) the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017 and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017 due to the identification of material weaknesses. These material weaknesses remain as of March 31, 2018.

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

During the three months ended March 31, 2018, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2018, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company has unregistered sales of securities through an active Private Placement Memorandum. During the three months ending March 31, 2018, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company sold and issued 1,276,000 shares of common stock for $1,120,125 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), afforded by Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2018.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
3.2	Bylaws Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
3.3	Amendment to the Articles of Incorporation indicating name change and reverse stock split as set out in Registrant’s Form 8-K dated and filed on March 23, 2015
4.1	S-8 Registration Filed on June 2, 2014 and by reference incorporated herein
4.2	S-8 Registration Filed on October 27, 2016 and by reference incorporated herein
5.1	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on June 2, 2014
5.2	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on October 27, 2016
10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.
10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.
10.4	Amended and Restated 2000 Stock Option Plan Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.
10.5	Form of 2004 Stock Retainage Plan Agreement Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUSTM School Child Tracking Systems. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC . Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.12	Employment agreement of Michael De La Garza. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013

10.13	Employment Agreement of Pamela Thompson Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.
10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC. Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015.
10.15	Employment Agreement of Dr. Albert Carlson, incorporated by reference to Form 8-K filed on September 4, 2015
10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software dated September 29, 2015 . Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2015 and filed on February 2, 2016.
10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.
10.18	Sisco Product Development Agreement dated November 6, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.
10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk dated June 11, 2014, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.
10.20	Employment agreement of Patrick Doherty dated January 16, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.
10.21	Employment agreement of Carlos Gonzales dated March 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.
10.22	Employment agreement of Mike Salas dated April 25, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.
10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.
10.24	Employment agreement of Mike Hufnagel dated June 7, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016.
10.25	Software Licensing Agreement with GoSecured Dated August 29, 2016, incorporated by reference to the Registrant’s Form 10-K for the year ending September 30, 2017 and filed on February 2, 2017.
10.26	Consulting Agreement with Susan Hufnagel dated March 28, 2027 and incorporated herein
16.1	Letter of GBH CPA, PC regarding change in Independent Registered Public Accounting firm dated April 7, 2015, incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2015.
16.2	Letter of MaloneBailey,LLP, regarding change in Independent Registered Public Accounting firm dated April 22, 2016, incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2016.
17.1	Letter of Resignation as Officer and Director dated December 30, 2014, incorporated by reference to the Registrant’s Form 8-K filed on January 2, 2015.
17.2	Appointment of two Directors one of which is also appointed as Chief Financial Officer on January 7, 2015 as incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015.
14	Code of Ethics Incorporated by reference to the Registrant’s Form 10QSB for the quarter ending June 30, 2004 filed on or around August 16, 2004.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: May 15, 2018	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

