Form 10-Q
period 2018-06-30
CIPHERLOC Corp
filed 2018-08-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2018
Common stock, $0.01 par value	40,133,664

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending September 30, 2018.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	September 30, 2017

ASSETS
Current Assets
Cash	$10,230,369	$227,396
Total Current Assets	10,230,369	227,396

Other assets	12,217	12,218
Deferred offering costs	282,750	—
Fixed assets, net	7,334	11,170
Total Assets	$10,532,670	$250,784

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$50,188	$59,763
Accrued compensation	449,014	505,027
Convertible notes payable, net of discount of $303,322	—	26,678
Deferred revenue-current	—	308,412
Total Current Liabilities	499,202	899,880

Long-Term Liabilities
Common stock subscription deposit	2,262,000	—
Deferred revenue, net of current portion	—	7,836
Total Long-Term Liabilities	2,262,000	7,836
Total Liabilities	2,761,202	907,716

Commitments and Contingencies (Note 5)

Series A Convertible Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 and 10,000,000 issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	10,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 32,199,607 and 6,635,127 issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	321,995	66,351
Additional paid-in capital	60,371,474	49,378,447
Accumulated deficit	(52,932,001)	(50,201,730)
Total Stockholders’ Deficit	7,771,468	(656,932)
Total Liabilities and Stockholders’ Deficit	$10,532,670	$250,784

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$87,477	$114,386	$316,248	$351,633
Cost of revenues	13,424	30,300	89,230	90,900
Gross Profit	74,053	84,086	227,018	260,733

Operating Expenses
General and administrative (includes stock-based expense of $0 and $2,192,200 for the three and nine months ended June 30, 2017, respectively)	424,702	247,688	838,988	2,956,596
Sales and marketing (includes stock-based expense of $31,250 and $93,748 for the three and nine months ended June 30, 2017, respectively)	74,271	35,466	119,433	188,950
Research and development (includes stock-based expense of $37,046 and $204,789 for the three and nine months ended June 30, 2018, respectively, and $25,000 and $516,515 for the three and nine months ended June 30, 2017, respectively)	210,126	198,004	576,114	954,499
Settlement expense	—	—	81,000	106,250
Total Operating Expenses	709,099	481,158	1,615,535	4,206,295
Operating Loss	(635,046)	(397,072)	(1,388,517)	(3,945,562)

Other Expenses
Loss on extinguishment of convertible notes	(153,621)	—	(317,268)	—
Excess fair value of derivatives in convertible note	—	—	(486,745)	—
Change in fair value of derivatives	(1,794)	—	(8,536)	—
Interest expense	(20,887)	(11,790)	(529,205)	(34,488)
Net Loss	$(811,348)	$(408,862)	$(2,730,371)	$(3,980,050)

Net Loss per Common Share – Basic and Diluted:	$(0.03)	$(0.06)	$(0.16)	$(0.66)

Weighted Average Common Shares Outstanding – Basic and Diluted	26,112,624	6,327,606	16,858,489	6,063,311

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,730,271)	$(3,980,050)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,836	4,143
Stock-based compensation	204,788	2,807,172
Stock issued for services	15,000	—
Settlement expense	81,000	—
Termination of software license	—	106,250
Loss on extinguishment	317,268	—
Debt discount amortization	491,132	—
Excess fair value of derivatives in convertible note	486,745	—
Change in fair value of derivatives	8,536	—
Changes in operating assets and liabilities:
Prepaid officer compensation	—	44,788
Prepaid expenses and other assets	—	2,501
Deferred revenue	(316,248)	(351,633)
Accounts payable and accrued liabilities	(65,588)	(39,847)
Net cash used in operating activities	(1,503,802)	(1,406,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets and software	—	(2,798)
Net cash used in investing activities	—	(2,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	10,009,925	1,186,720
Common stock subscription deposit	2,262,000	—
Deferred offering costs	(282,750)	—
Issuance of convertible note	242,600	—
Repayment of convertible notes	(725,000)	—
Net cash provided by financing activities	11,506,775	1,186,720

DECREASE IN CASH	10,002,973	(222,754)
CASH, BEGINNING OF PERIOD	227,396	344,138
CASH, END OF PERIOD	$10,230,369	$121,384

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$49,378,447	$(50,201,730)	$(656,932)
Common stock issued for cash	—	—	11,407,400	114,074	9,895,851	—	10,009,925
Common stock issued to officers and employees	—	—	113,151	1,131	203,657	—	204,788
Common stock issued for services	—	—	10,000	100	14,900	—	15,000
Common stock issued for legal settlement	—	—	50,000	500	80,500	—	81,000
Convertible notes – issuance of common stock	—	—	362,500	3,625	498,875	—	502,500
Convertible note – issuance of warrants	—	—	—	—	90,345	—	90,345
Convertible note – amendment of existing warrants	—	—	—	—	74,041	—	74,041
Settlement of convertible note	—	—	121,429	1,214	179,858	—	181,072
Related party conversion of preferred stock	(9,000,000)	(90,000)	13,500,000	135,000	(45,000)	—	—
Net loss	—	—	—	—	—	(2,730,271)	(2,730,271)
Balance at June 30, 2018	1,000,000	$10,000	32,199,607	$321,995	$60,371,474	$(52,932,001)	$7,771,468

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

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

Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2017 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2017 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and September 30, 2017, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At June 30, 2018, $9,980,369 of the Company’s cash balance was uninsured, and at September 30, 2017, none of its cash balance was uninsured. The Company has not experienced any losses in such accounts.

Risks and Uncertainties

The Company’s continued existence is dependent upon sufficient capital to explore potential strategic relationships, complete development and marketing of the Company’s technologies, and operate the business. The Company raised $10,009,925 through the issuance of investment units, each consisting of one share of common stock and one warrant to purchase one additional share of common stock for $1.20 within five years (“Units”), during the nine months ended June 30, 2018, and it intends to continue raising money through a private placement memorandum. Management used $725,000 of the proceeds from this financing to repay its two convertible notes.

The Company has yet to establish profitable operations and has an accumulated deficit at June 30, 2018 of $52,932,001. It also has negative operating cash flows. These adverse conditions could affect the Company’s financial condition and its results of operations if capital raised through equity and/or debt financing is not sufficient for the Company to achieve its objectives.

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

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release do not have technological feasibility. Accordingly, we have charged all such costs to research and development expense in the period incurred. Research and development costs were $210,126 and $576,114 for the three and nine months ended June 30, 2018, respectively, and $198,004 and $954,499 for the three and nine months ended June 30, 2017, respectively.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

During the three and nine months ended June 30, 2018, the Company recognized a gain of $0 and $11,234, respectively, related to the change in fair value of the FirstFire derivative liability. The Company valued the derivative liability with the Black-Scholes valuation model as of March 21, 2018, immediately prior to the settlement of the note as described below, using an expected life of 0.78 years, volatility of 150%, and risk-free rate of 1.71%.

Upon amendment of the FirstFire note, the Company recorded a debt discount of $330,000. The Company amortized $0 and $312,813 of the debt discount to interest expense during the three and nine months ended June 30, 2018, respectively. Total interest expense related to the FirstFire note, including the debt discount amortization prior to the amendment, was $0 and $453,700 for the three and nine months ended June 30, 2018, respectively.

On March 21, 2018, the Company entered into a settlement agreement with FirstFire under which FirstFire converted $77,500 of the note payable into 50,000 shares of common stock, and the Company paid $350,000 to satisfy the derivative liability of $309,078 and the note payable in full. In connection with the settlement of the FirstFire note, the Company recognized a gain on extinguishment of $194,391.

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

During the three and nine months ended June 30, 2018, the Company recognized a loss of $1,794 and $19,770, respectively, related to the change in fair value of the Peak One derivative liability. The Company valued the derivative liability with the Black-Scholes valuation model as of April 30, 2018, immediately prior to the redemption of the note as described below, using an expected life of 1.17 years, volatility of 150%, and risk-free rate of 1.65%.

The Company recorded a debt discount of $300,000 upon issuance of the Peak One note. The Company amortized $8,197 and $37,432 of the debt discount to interest expense during the three and nine months ended June 30, 2018, respectively.

On April 30, 2018, the Company redeemed the Peak One note for $375,000 prior to the maturity date in accordance with the terms of the note. The Company also issued 71,429 shares of common stock with a fair value of $103,572. to Peak One. The Company recognized a loss on extinguishment of $153,621.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Terminated Employment Agreement with Former Chief Financial Officer

The Company previously had an employment agreement with its Chief Financial Officer (“CFO”), which terminated in 2015. There were amounts that were accrued and unpaid as of June 30, 2018 and September 30, 2017, totaling $376,512 and $338,437, respectively. According to the original agreement, the unpaid salaries were to accrue interest at 15%, which has been accrued at each reporting date. Related interest expense was $12,692 and $38,075 during the three and nine months ended June 30, 2018, respectively. Management believes that such amounts were previously satisfied through the issuance of common stock and does not intend to pay such amounts.

Employment Agreement with Chief Executive Officer

During the nine months ended June 30, 2018 and 2017, cash compensation to the Chief Executive Officer (“CEO”) amounted to $356,756 and $310,485, including benefits and $60,000 bonuses, respectively.

During the nine months ended June 30, 2018 and 2017, stock-based compensation for the CEO amounted to $0 and $1,629,000, respectively.

Litigation

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. A disgruntled former contracted consultant has brought an action in the Texas State court against the CEO and the Company alleging fraud and misrepresentation pertaining to stock and payments, all of which have been paid, and all stock has been delivered to him. He has also included a claim of partial ownership of some of the Company’s patent which is without merit in that any interest he may have had has been assigned to the Company. The claim is frivolous and without merit. The case is being vigorously defended on our behalf by our insurance carrier.

NOTE 6 - STOCKHOLDERS’ DEFICIT

As of June 30, 2018, the Company was authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

Under the Company’s active Private Placement Memorandum, the Company issues Units, each consisting of one share of common stock and one warrant to purchase one additional share of common stock for $1.20 within five years. Additionally, the Company pays a 12.5% commission to the Paulson Investment Company.

During the three months ended June 30, 2018, there were 10,094,400 Units sold for $8,832,600, net of $1,261,800 in offering costs. During the nine months ended June 30, 2018, there were 11,407,400 Units sold for $10,009,925, net of $1,469,475 in offering costs. As of June 30, 2018, the Company had private placement deposits totaling $2,262,000, for which the related shares have not yet been authorized. As such, this amount was included in common stock subscription deposit as of June 30, 2018. The related offering costs of $282,750 were included in deferred offering costs as of June 30, 2018.

During the three months ended June 30, 2018, the Company issued 24,697 shares of common stock with a fair value of $37,045 to its employees as part of their compensation. During the nine months ended June 30, 2018, the Company issued 113,151 shares of common stock with a fair value of $204,788 to its employees as part of their compensation.

During the nine months ended June 30, 2018, the Company issued 50,000 shares of common stock with a fair value of $81,000 to settle a legal matter by two shareholders who claimed that they were entitled to 125,000 shares of common stock because of funds allegedly paid to the Company and promises allegedly made by the Company. The Company denied these allegations and settled the matter for 50,000 shares of common stock.

During the three months ended June 30, 2018, the Company issued 10,000 shares of common stock with a fair value of $15,000 to Magnolia Investor Relations for services rendered.

Preferred Stock

The Company’s Series A Preferred Stock is convertible into the Company’s common stock at a rate of one (1) preferred share to 1.5 common shares. Each share of the Preferred Stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of the Series A Preferred Stock can only convert the shares if agreed to by the Board of Directors.

As of June 30, 2018 and September 30, 2017, the Company had 1,000,000 and 10,000,000 shares, respectively, of preferred stock outstanding, which are convertible into common stock at a rate of 1 preferred share to 1.5 common shares. See Note 7 below.

NOTE 7 – RELATED PARTY TRANSACTIONS

In February 2018, the Company’s Chief Executive Officer converted his 9,000,000 shares of preferred stock into 13,500,000 shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, there were 5,924,600 Units sold for net proceeds of $5,466,775.

In July 2018, the Company entered into a new lease agreement for office space in Scottsdale, Arizona. The lease has a term of three years and monthly lease payments ranging from $1,608 to $1,705.

There have been no other reportable events that have occurred after June 30, 2018.

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

In June 2018, the Company hired a Vice President of Sales and Marketing to oversee the Company’s sales and business development.

Financial Results and Trends

Results of Operations for the Nine Months Ended June 30, 2018 and 2017

Revenue decreased to $316,248 from $351,633 for the nine months ended June 30, 2018 and 2017, respectively. Revenue decreased as a result of ratably recognizing a software license sale during the nine months ended June 30, 2018. The software license sale was recognized ratably through its expiration on June 10, 2018.

Cost of revenue decreased slightly to $89,230 from $90,900 for the nine months ended June 30, 2018 and 2017, respectively. Cost of revenue is comprised of salaries and maintenance costs related to the Company’s core Cipherloc products.

General and administrative expenses decreased to $838,988 from $2,956,596 for the nine months ended June 30, 2018 and 2017, respectively. General and administrative expenses decreased as a result of lower stock-based compensation.

Sales and marketing expenses decreased to $119,433 from $188,950 for the nine months ended June 30, 2018 and 2017, respectively. Sales and marketing expenses decreased as a result of lower stock-based compensation.

Research and development costs decreased to $576,114 from $954,499 for the nine months ended June 30, 2018 and 2017, respectively. Research and development costs decreased as a result of stock-based compensation and lower salaries.

Settlement expense decreased to $81,000 from $106,250 for the nine months ended June 30, 2018 and 2017, respectively. Settlement expense for the nine months ended June 30, 2018 resulted from the issuance of 50,000 shares of common stock to settle a legal claim. Settlement expense for the nine months ended June 30, 2017 resulted from the issuance of 25,000 shares of common stock for a software termination settlement.

Interest expense increased to $529,205 from $34,488 for the nine months ended June 30, 2018 and 2017, respectively. Interest expense increased due to interest incurred on the Company’s convertible notes payable.

Liquidity and Capital Resources

We have an accumulated deficit at June 30, 2018 of $52,932,001. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At June 30, 2018, the Company had cash of $10,230,369. We believe that our existing cash balances are insufficient to fund future operations for the next 12 months. These factors raise doubt about the Company’s ability to continue as a going concern.

We depend upon the continued participation of our active PPM to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. During the nine months ended June 30, 2018, the Company has raised money in the form of a private placement of Units totaling $10,009,925.

There is no assurance that such funding, if required, will be available to us or, if available, will be available upon terms favorable to us. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(1,503,802)	$(1,406,676)
Investing activities	$—	$(2,798)
Financing activities	$11,506,775	$1,186,720

Operating Activities

Cash used in operating activities was $1,503,802 and $1,406,676 for the nine months ended June 30, 2018 and 2017, respectively. The change in cash used in operating activities was primarily due to changes in working capital usage.

Investing Activities

Cash used in investing activities was $0 and $2,798 for the nine months ended June 30, 2018 and 2017, respectively. The decrease in cash used in investing activities is related to a decrease in deposits held to secure leases and contracts.

Financing Activities

Cash provided by financing activities was $11,506,775 and $1,186,720 for the nine months ended June 30, 2018 and 2017, respectively. The increase in cash provided by financing activities was primarily due to more issuances of Units for cash.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to 1) no formal evaluation has been performed by us and 2) the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017 due to the identification of material weaknesses. These material weaknesses remain as of June 30, 2018.

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

During the three months ended June 30, 2018, management engaged additional resources to support the remediation efforts outlined above. In addition, management has continued to train key accounting staff to improve controls that will ultimately eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Litigation in Note 6 – Commitments and Contingencies of the Notes to the Financial Statements in Part 1, Item 1 of this document.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company has unregistered sales of securities through an active PPM. During the three months ending June 30, 2018, through the utilization of a Private Placement Memorandum and upon receipt of executed Subscription Agreements, the Company sold and issued 10,094,400 Units for $8,832,600 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), afforded by Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended June 30, 2018.

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

10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUSTM School Child Tracking Systems. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC . Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.
10.12	Employment agreement of Michael De La Garza. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013
10.13	Employment Agreement of Pamela Thompson Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.
10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC. Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015.
10.15	Employment Agreement of Dr. Albert Carlson, incorporated by reference to Form 8-K filed on September 4, 2015
10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software dated September 29, 2015 . Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2015 and filed on February 2, 2016.
10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.
10.18	Sisco Product Development Agreement dated November 6, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.
10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk dated June 11, 2014, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.
10.20	Employment agreement of Patrick Doherty dated January 16, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.
10.21	Employment agreement of Carlos Gonzales dated March 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.
10.22	Employment agreement of Mike Salas dated April 25, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.
10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.
10.24	Employment agreement of Mike Hufnagel dated June 7, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016.
10.25	Software Licensing Agreement with GoSecured Dated August 29, 2016, incorporated by reference to the Registrant’s Form 10-K for the year ending September 30, 2017 and filed on February 2, 2017.
10.26	Consulting Agreement with Susan Hufnagel dated March 28, 2027 and incorporated herein
10.27	Employment agreement of Mike Hufnagel dated October 31, 2017 appointing him as Chief Operating Officer, incorporated by reference to the Registrant’s Form 8-K filed on October 31, 2017
10.28	Employment Agreement of Dr. Milton Mattox date June 25, 2018 appointing him as Vice President of Sales and Marketing incorporated by reference to the Registrant’s Form 8-K filed on June 27, 2018.
10.29	Lease agreement effective July 15, 2018 for property in Scottsdale, AZ , incorporated herein
16.1	Letter of GBH CPA, PC regarding change in Independent Registered Public Accounting firm dated April 7, 2015, incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2015.
16.2	Letter of MaloneBailey,LLP, regarding change in Independent Registered Public Accounting firm dated April 22, 2016, incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2016.
17.1	Letter of Resignation as Officer and Director dated December 30, 2014, incorporated by reference to the Registrant’s Form 8-K filed on January 2, 2015.
17.2	Appointment of two Directors one of which is also appointed as Chief Financial Officer on January 7, 2015 as incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015.
14	Code of Ethics Incorporated by reference to the Registrant’s Form 10QSB for the quarter ending June 30, 2004 filed on or around August 16, 2004.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: August 14, 2018	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

