Form 10-K
period 2018-09-30
CIPHERLOC Corp
filed 2018-12-31
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates: $31,058,087 as based on the closing price of the stock on December 27, 2018. The voting stock held by non-affiliates on that date consisted of 25,881,739 shares of common stock.

As of December 27, 2018, there were 40,783,164 shares of common stock, par value $0.01, and 1,000,000 shares of preferred stock, par value $0.01, issued and outstanding.

Documents Incorporated by Reference: None

CIPHERLOC CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2018 AND 2017

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

PART I

ITEM 1. BUSINESS.

Our Company

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective on March 23, 2015.

Description of Business

Cipherloc is a data security solutions company. We are developing a highly innovative, polymorphic encryption technology designed to enable an iron-clad layer of protection to be added to existing solutions. The Company plans to introduce an innovative and revolutionary new type of encryption technology with five international patents and four US patents. We expect to be the industry’s first “Polymorphic Cipher Engine”, called Cipherloc®. We expect to offer the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (“PKPA”). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications.

Personnel

As of the date of this report, we have 11 full-time employees.

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

Risks Related To Our Industry

We face intense competition.

We continue to experience intense competition across all markets for our products and services. Although we believe our business and product portfolio will be a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low, and products, once developed, can be distributed broadly and quickly at a relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our anticipated products. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

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

The development of software products is a complex and time-consuming process. New products can require long development and testing periods. Our increasing focus on innovative and new software presents new and complex development issues. Significant delays in new product releases or significant problems in creating new products could adversely affect our revenue.

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

We cannot predict whether future issuances of our common stock or resale in the open market will not decrease the market price of our common stock. The consequence of any such issuances or resale of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options, or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock, may decrease the market price of our common stock.

Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

The exercise of options and warrants and/or the conversion of preferred stock will dilute the shareholder’s ownership percentage. We may issue options to purchase or grant up to an aggregate of 3,000,000 shares of common stock under our 2019 Stock Grant/Option Plan. We also have outstanding warrants to purchase 25,015,866 shares of our common stock. In the future, we may grant additional stock options, warrants, or convertible securities. The exercise or conversion of stock options, warrants, preferred stock, or convertible securities will dilute the ownership percentage of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert their securities when we are able to obtain additional equity capital on terms more favorable than these securities.

We do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our Company prior to selling your interest in the Company.

The Company has never paid any cash dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. As a result, you will not receive any return on your investment prior to selling your shares in our Company, and for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

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

Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any additional vote or action by our shareholders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. For example, we could issue preferred stock that has superior rights to dividends or is convertible into shares of common stock. This might adversely affect the market price of the common stock.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project in which we have devoted resources, it could have a material negative effect on our working capital and results of operations.

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

ITEM 2. PROPERTIES

The Company rents office space at 825 Main Street, Suite 100, Buda, Texas 78610 for its corporate headquarters. The Company also rents office space at 7320 East Butherus Drive, Suite 103, Scottsdale, Arizona 85260 for its sales and marketing, as well as research and development, functions.

ITEM 3. LEGAL PROCEEDINGS

See “Litigation” in Note 7 – Commitments and Contingencies of the Notes to the Financial Statements in Part II, Item 8 of this document.

ITEM 4. NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market, and quoted on the Over the Counter Bulletin Board and can be accessed on the Internet at OTCQB markets.com under the symbol “CLOK.”

At September 30, 2018, there were 40,743,917 shares of common stock of the Company outstanding, and there were 1,189 shareholders of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Cipherloc’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2018
First Quarter (October – December 2017)	$1.83	$0.86
Second Quarter (January – March 2018)	$1.91	$1.12
Third Quarter (April - June 2018)	$1.91	$1.22
Fourth Quarter (July – September 2018)	$2.63	$1.35
Fiscal Year 2017
First Quarter (October – December 2016)	$6.00	$2.70
Second Quarter (January – March 2017)	$4.70	$2.46
Third Quarter (April - June 2017)	$3.02	$1.56
Fourth Quarter (July – September 2017)	$3.00	$1.80

Dividends

We did not declare any dividends for the year ended September 30, 2018. Our Board of Directors does not intend to declare dividends in the foreseeable future. The declaration, payment, and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cipherloc’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer Corporation located in Las Vegas, Nevada.

Recent Sales of Unregistered Securities

Fiscal Year Ended September 30, 2018

Stock Issued for Cash

During the year ended September 30, 2018, through the utilization of Private Placement Memorandums (PPMs) and upon receipt of executed Subscription Agreements, the Company issued 18,909,900 shares of common stock for $16,625,238 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act, as amended, afforded by Rule 506 of Regulation D. Of the 18,909,900 shares of common stock issued, 72,000 shares were issued each with a warrant to purchase two additional shares of common stock and 18,837,900 shares were issued each with a warrant to purchase one additional share of common stock.

Stock Issued to Officers and Employees

During the year ended September 30, 2018, the Company issued 766,033 shares of common stock with a fair value of $1,472,601 to its officers and other employees as part of their compensation.

Stock Issued for Services

During the year ended September 30, 2018, the Company issued 10,000 shares of common stock with a fair value of $15,000 to Magnolia Investor Relations for investor relations services rendered.

Stock Issued for Settlement

During the year ended September 30, 2018, the Company issued 50,000 shares of common stock with a fair value of $81,000 to settle a legal matter by two shareholders who claimed they were entitled to 125,000 shares of common stock because of funds allegedly paid to the Company and promises allegedly made by the Company. The Company denied these allegations and settled the matter for 50,000 shares of common stock.

Convertible Notes

On September 26, 2017, the Company issued a convertible note to FirstFire Global Opportunities Fund, LLC (“FirstFire”) with a principal amount of $330,000, which included an original issue discount of $30,000. The Company incurred $8,500 in debt issuance costs. The note accrued interest at 5% per annum and was to mature on March 26, 2018. The note was convertible at $2.00 per share. Under the terms of the note, the Company also issued 50,000 shares of its common stock to FirstFire, as well as warrants to purchase an additional 165,000 shares of common stock at $4.50 per share with a term of two years. The note was amended on December 20, 2017, which reduced the conversion price of the note from $2.00 to $1.00 per share and the exercise price of the warrants from $4.50 to $2.00. The amendment also required the Company to issue an additional 87,500 shares of common stock to FirstFire. On March 21, 2018, the Company entered into a settlement agreement with FirstFire, under which FirstFire converted $77,500 of the note payable into 50,000 shares of common stock, and the Company paid $350,000 to satisfy the note payable in full.

On December 14, 2017, the Company issued a convertible note to Peak One Opportunity Fund LP (“Peak One”) with a principal amount of $300,000. The Company incurred $27,400 in debt issuance costs. The note was to mature on December 14, 2020. The note was convertible at $1.00 per share. Under the terms of the note, the Company also issued 275,000 shares of its common stock to Peak One, as well as warrants to purchase an additional 75,000 shares of common stock at $2.00 per share with a term of five years. On April 30, 2018, the Company redeemed the Peak One note for $375,000 prior to the maturity date and also issued 71,429 shares of common stock with a fair value of $103,572 to Peak One.

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

Stock Issued to Officers and Employees

During the year ended September 30, 2017, the Company issued 542,268 shares of common stock with a fair value of $2,783,922 to its officers and other employees as part of their compensation.

Stock Issued for Services

During the year ended September 30, 2017, the Company issued 25,000 shares of common stock with a fair value of $74,500 to StockVest for investor relations services.

Stock Issued for License Termination

During the year ended September 30, 2017, the Company issued 25,000 shares of common stock with a fair value of $106,250 for a software termination settlement.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at $0.01 par value. There were 1,000,000 and 10,000,000 shares of preferred stock issued and outstanding as of September 30, 2018 and 2017, respectively. Each share of preferred stock is convertible into the Company’s common stock at a rate of one (1) preferred share to 1.5 common shares. Each share of preferred stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of preferred stock can only convert the shares if agreed to by the Board of Directors. If declared by the Board of Directors, holders of preferred stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. In the event of liquidation or dissolution of the Company, holders of preferred stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution to holders of common stock of the Company.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Common Stock

The Company has authorized 650,000,000 shares of common stock at $0.01 par value. There were 40,743,917 and 6,635,127 shares of common stock issued and outstanding as of September 30, 2018 and 2017, respectively. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Warrants

During the year ended September 30, 2018, the Company issued warrants to purchase 75,000 shares of common stock in connection with the Peak One convertible note discussed above. These warrants were issued with an exercise price of $2.00 and a term of five years. Additionally, in connection with shares purchased through a PPM, the Company issued warrants to purchase 144,000 shares of common stock. These warrants were issued with an exercise price of $4.50 and a term of two years. Lastly, in connection with shares purchased through another PPM, the Company issued warrants to purchase 18,837,900 shares of common stock. These warrants were issued with an exercise price of $1.20 and a term of five years. The Company issued an additional 5,398,970 warrants, with a cashless conversion provision, at an exercise price of $1.00 and a term of ten years to the investment agent as part of its fees.

During the year ended September 30, 2017, the Company issued warrants to purchase 165,000 shares of common stock in connection with the FirstFire convertible note discussed above. These warrants were issued with an exercise price of $4.50 per share and a term of two years. Additionally, in connection with shares purchased through a PPM, the Company issued warrants to purchase 560,000 shares of common stock. These warrants were issued with an exercise price of $4.50 and a term of two years.

ITEM 6. SELECTED FINANCIAL DATA

This Item is not required for smaller reporting companies, and the Company has elected to omit this information.

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

Our Business

Cipherloc is a data security solutions company. We are developing a highly innovative, polymorphic encryption technology designed to enable an iron-clad layer of protection to be added to existing solutions. The Company plans to introduce an innovative and revolutionary new type of encryption technology with five international patents and four US patents. We expect to be the industry’s first “Polymorphic Cipher Engine”, called Cipherloc®. We expect to offer the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (“PKPA”). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are accounting for convertible debt and embedded derivatives, software revenue recognition, and stock issued to employees and non-employees. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 2, “Significant Accounting Policies” in the notes to our financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Accounting for Convertible Debt and Embedded Derivatives

Convertible debt is accounted for under the guidelines established by Accounting Standards Topic (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion feature, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company. When equity instruments, such as warrants, are issued with convertible debt, the net proceeds from the transaction are allocated to the convertible debt and equity instruments based on their relative fair values. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt. The amount of the warrants and beneficial conversion feature will reduce the carrying value of the debt instrument to zero, but no further. The discount relating to the initial recording of the original issue discounts, issue costs, warrants and beneficial conversion feature are accreted, together with the premium, over the estimated term of the debt.

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

Results of Operations

Fiscal Year Ended September 30, 2018, Compared to Fiscal Year Ended September 30, 2017

Revenue decreased to $316,248 from $467,274 for the years ended September 30, 2018 and 2017, respectively. Revenue decreased primarily as a result of the term on the Company’s only software license ending in June 2018. As a result, revenue was ratably recognized over nine months during the year ended September 30, 2018, as compared to twelve months during the year ended September 30, 2017. Correspondingly, cost of revenue decreased to $89,230 from $121,200 for the years ended September 30, 2018 and 2017, respectively. Cost of revenue is comprised of salaries and maintenance costs.

General and administrative expenses decreased to $1,844,903 from $3,166,471 for the years ended September 30, 2018 and 2017, respectively. General and administrative expenses decreased primarily as a result of lower stock-based compensation of $1,241,944 and lower salaries of $407,954, partially offset by higher legal costs of $196,508.

Sales and marketing expenses increased to $545,250 from $354,005 for the years ended September 30, 2018 and 2017, respectively. Sales and marketing expenses increased primarily as a result of higher stock-based compensation of $185,752.

Research and development expenses decreased to $873,107 from $1,087,372 for the years ended September 30, 2018 and 2017, respectively. Research and development expenses decreased primarily as a result of lower stock-based compensation of $293,470, partially offset by higher salaries of $69,111.

Settlement expense was $81,000 for the year ended September 30, 2018, as compared to $106,250 for the year ended September 30, 2017. Settlement expense for the year ended September 30, 2018 was due to the issuance of 50,000 shares of common stock to settle a legal claim. Settlement expense for the year ended September 30, 2017 was due to the issuance of 25,000 shares of common stock to terminate a software license.

Total other expenses, net, increased to $1,303,541 from $53,137 for the years ended September 30, 2018 and 2017, respectively. The increase was due to the following:

1.	Net loss on extinguishment of convertible notes totaling $317,268. The Company recognized a $358,038 loss on extinguishment related to the amendment of the convertible note with FirstFire Global Opportunities Fund, LLC (“FirstFire”) in December 2017, as well as a $153,621 loss on extinguishment related to the redemption of the convertible note with Peak One Opportunity Fund LP (“Peak One”) in April 2018. These losses were partially offset by a $194,391 gain on extinguishment related to the settlement of the amended FirstFire convertible note in March 2018.

2.	The Company recognized a loss of $486,745 in December 2017, resulting from the excess fair value of the embedded conversion feature in the Peak One convertible note and of the equity instruments issued with the Peak One convertible note.

3.	Changes in the fair value of the embedded conversion features in the FirstFire and Peak One convertible notes during the year ended September 30, 2018, totaling $8,536.

4.	An increase in interest expense, net, to $490,992 from $53,137 for the years ended September 30, 2018 and 2017, respectively, due to interest incurred on the Company’s convertible notes with FirstFire and Peak One that were outstanding during the year ended September 30, 2018.

Liquidity and Capital Resources

We have an accumulated deficit at September 30, 2018 of $54,622,513. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At September 30, 2018, the Company had cash of $14,056,346. We believe that our existing cash balances are sufficient to fund future operations for the next 12 months.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(2,299,459)	$(1,788,764)
Investing activities	$(14,429)	$(2,798)
Financing activities	$16,142,838	$1,674,820

Operating Activities

Cash used in operating activities was $2,299,459 and $1,788,764 for the years ended September 30, 2018 and 2017, respectively. The increase in cash used for operating activities was primarily due to lower stock-based compensation.

Investing Activities

Cash used in investing activities was $14,429 and $2,798 for the years ended September 30, 2018 and 2017, respectively. The increase in cash used for investing activities was due to an increase in fixed asset purchases.

Financing Activities

Cash provided by financing activities was $16,142,838 and $1,674,820 for the years ended September 30, 2018 and 2017, respectively. The increase in cash provided by financing activities was due to an increase in the issuances of common stock for cash.

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

ITEM 8. FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cipherloc Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cipherloc Corporation (the “Company”) as of September 30, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Armanino LLP

We have served as the Company's auditor since 2018.

San Francisco, California

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cipherloc Corporation

We have audited the accompanying balance sheet of Cipherloc Corporation (the “Company”) as of September 30, 2017, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company has incurred losses and had a working capital deficit as of September 30, 2017. Those factors raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these factors were previously described in Note 2. The Company’s financial statements did not include any adjustments that might have resulted from the outcome of those uncertainties had the Company been unable to continue as a going concern.

/s/ dbbmckennon

Newport Beach, California

January 12, 2018

CIPHERLOC CORPORATION

BALANCE SHEETS

	As of September 30,
	2018	2017
ASSETS
Current assets:
Cash	$14,056,346	$227,396
Total current assets	14,056,346	227,396

Other assets	12,218	12,218
Fixed assets, net	20,050	11,170
Total assets	$14,088,614	$250,784

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$52,043	$59,763
Accrued compensation	72,489	505,027
Convertible note payable	—	26,678
Deferred revenue-current	—	308,412
Total current liabilities	124,532	899,880

Long term liabilities:
Deferred revenue, net of current portion	—	7,836
Total long term liabilities	—	7,836
Total liabilities	124,532	907,716

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 and 10,000,000 issued and outstanding as of September 30, 2018 and 2017, respectively	10,000	100,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 40,743,917 and 6,635,127 issued and outstanding as of September 30, 2018 and 2017, respectively	407,438	66,351
Additional paid-in capital	68,169,157	49,378,447
Accumulated deficit	(54,622,513)	(50,201,730)
Total stockholders’ equity (deficit)	13,964,082	(656,932)
Total liabilities and stockholders’ equity (deficit)	$14,088,614	$250,784

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended
	September 30,
	2018	2017
Revenues	$316,248	$467,274

Cost of revenues	89,230	121,200
Gross profit	227,018	346,074

Operating expenses:
General and administrative	1,844,903	3,166,471
Sales and marketing	545,250	354,005
Research and development	873,107	1,087,372
Settlement expenses	81,000	106,250
Total operating expenses	3,344,260	4,714,098

Operating loss	(3,117,242)	(4,368,024)

Other (expenses) income:
Loss on extinguishment of convertible notes	(317,268)	—
Excess fair value of derivatives in convertible note	(486,745)	—
Change in fair value of embedded conversion features in convertible notes	(8,536)	—
Interest expense, net	(490,992)	(53,137)
Total other expenses, net	(1,303,541)	(53,137)

Net loss	$(4,420,783)	$(4,421,161)

Net loss per common share - Basic and diluted:	$(0.20)	$(0.71)

Weighted average common shares outstanding - Basic and diluted	22,502,166	6,183,909

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at September 30, 2016	10,000,000	$100,000	5,268,859	$52,688	$44,779,296	$(45,780,569)	$(848,585)
Common stock issued for services	—	—	25,000	250	74,250	—	74,500
Common stock issued for cash, net of offering costs of $69,680	—	—	724,000	7,240	1,376,080	—	1,383,320
Common stock issued for license termination	—	—	25,000	250	106,000	—	106,250
Common stock issued to officers and employees	—	—	542,268	5,423	2,778,499	—	2,783,922
Common stock issued with convertible note	—	—	50,000	500	44,109	—	44,609
Issuance of warrants	—	—	—	—	84,227	—	84,227
Beneficial conversion feature on convertible debt	—	—	—	—	135,986	—	135,986
Net loss	—	—	—	—	—	(4,421,161)	(4,421,161)
Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$49,378,447	$(50,201,730)	$(656,932)
Common stock issued for cash, net of offering costs of $2,356,662	—	—	18,909,900	189,099	16,436,139	—	16,625,238
Common stock issued to officers and employees	—	—	766,033	7,660	1,464,941	—	1,472,601
Common stock issued for services	—	—	10,000	100	14,900	—	15,000
Common stock issued for legal settlement	—	—	50,000	500	80,500	—	81,000
Common stock issued for warrant exercise	—	—	388,928	3,889	(3,889)	—	—
Convertible notes – issuance of common stock	—	—	362,500	3,625	498,875	—	502,500
Convertible note – issuance of warrants	—	—	—	—	90,345	—	90,345
Convertible note – amendment of existing warrants	—	—	—	—	74,041	—	74,041
Settlement of convertible note	—	—	121,429	1,214	179,858	—	181,072
Related party conversion of preferred stock	(9,000,000)	(90,000)	13,500,000	135,000	(45,000)	—	—
Net loss	—	—	—	—	—	(4,420,783)	(4,420,783)
Balance at September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$68,169,157	$(54,622,513)	$13,964,082

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,420,783)	$(4,421,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,548	5,524
Stock-based compensation	1,472,601	2,783,922
Stock issued for services	15,000	74,500
Settlement expenses	81,000	—
Loss on extinguishment of convertible notes	317,268	—
Termination of software license	—	106,250
Excess fair value of derivatives in convertible note	486,745	—
Change in fair value of embedded conversion features in convertible notes	8,536	—
Debt discount amortization	491,132	—
Changes in operating assets and liabilities:
Prepaid officer compensation	—	44,788
Prepaid expenses and other assets	—	2,501
Accounts payable and accrued liabilities	(7,720)	(2,507)
Accrued compensation	(432,538)	84,693
Deferred revenue	(316,248)	(467,274)
Net cash used in operating activities	(2,299,459)	(1,788,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(14,429)	(2,798)
Net cash used in investing activities	(14,429)	(2,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash, net of offering costs of $2,356,662 and $69,680, respectively	16,625,238	1,383,320
Proceeds from related party notes	—	70,000
Repayment of related party notes	—	(70,000)
Proceeds from convertible notes, net	242,600	291,500
Repayment of convertible notes	(725,000)	—
Net cash provided by financing activities	16,142,838	1,674,820

INCREASE (DECREASE) IN CASH	13,828,950	(116,742)
CASH, BEGINNING OF YEAR	227,396	344,138
CASH, END OF YEAR	$14,056,346	$227,396

CASH PAID FOR:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock with convertible notes	$502,500	$—
Issuance of warrants with convertible note	$90,345	$—
Amendment of warrants issued with convertible note	$74,041	$—
Settlement of convertible note	$181,072	$—

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

NOTE 1- DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. On March 15, 2015, the Company changed its name to Cipherloc Corporation. The name change became effective on March 23, 2015.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimate relates to the valuation of its convertible note.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and 2017. At September 30, 2018 and 2017, cash includes cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. As of September 30, 2018, $13,806,346 of the Company’s cash balance was uninsured. The Company has not experienced any losses on cash.

Fixed Assets

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Equipment and furniture are depreciated over an estimated useful life of three (3) to five (5) years. Leasehold improvements are depreciated over the lesser of the related lease term or a useful life of ten (10) years. Software is depreciated over an estimated useful life of three (3) years.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. There was no impairment recorded during the years ended September 30, 2018 and 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consisted primarily of cash, accounts payable and accrued expenses, deferred revenue, convertible note payable, as well as embedded conversion features. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

The fair values of the embedded conversion features in the Company’s convertible notes and of the warrants issued by the Company were determined using level 2 measurements and are discussed in further detail in Notes 5 and 8, respectively.

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

Customer Concentration

During the years ended September 30, 2018 and 2017, one customer accounted for 100% of revenues. The loss of this customer will have a significant impact on operations.

Revenue Recognition

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. When the fair value of VSOE of post contract customer support cannot be determined, the revenue is recognized ratably over the contract period. In June 2014, the Company entered into an agreement to provide software and support to a third party for which no VSOE for any elements is known. Since the customer requested additional modifications to the software before it could be used, delivery of the use of the license was not achieved until December 2015. The only remaining undelivered element was post contract support services, and accordingly, the revenues were recognized on a pro rata basis prospectively over the 30 months ending June 10, 2018 per the terms of the related contracts. Deferred revenue results from fees billed to or collected from customers for which revenue has not yet been recognized.

The Company had deferred revenue of $0 and $316,248 as of September 30, 2018 and 2017, respectively.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the years ended September 30, 2018 and 2017 were $873,107 and $1,087,372, respectively.

Stock-Based Compensation

The Company measures the cost of services provided by employees and non-employees in exchange for an award of an equity instrument based on the grant-date fair value of the award. All equity awards granted to employees and non-employees during the years ended September 30, 2018 and 2017 were fully vested upon grant. As such, compensation cost was recognized at the time of the grant.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions during the years ended September 30, 2018 or 2017.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2018 and 2017, the Company had 1,000,000 and 10,000,000 shares, respectively, of preferred stock outstanding, which are convertible into 1,500,000 and 15,000,000 shares, respectively, of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the year ended September 30, 2018, 25,015,866 warrants and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. During the year ended September 30, 2017, 725,000 warrants and 10,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Going Concern Considerations

The Company has incurred losses and may incur additional losses for the foreseeable future.  As of September 30, 2017, the Company required capital to fund losses and repay indebtedness, which raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements did not include any adjustments that might result from the outcome of this uncertainty. In 2018, the Company raised capital as discussed in Note 8. Management believes the cash on hand is sufficient to enable the Company to continue in operation through calendar 2019.

Recent Accounting Announcements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. There have been a number of ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements for fair value measurements. The ASU removes certain disclosure requirements related to transfers between fair value hierarchy levels and valuation processes for Level 3 fair value measurements. It modifies certain disclosure requirements for investments in entities that calculate net asset value. It adds certain disclosure requirements regarding gains and losses for recurring Level 3 fair value measurements and unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Thus, accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early adoption of the amendments in this standard is permitted for all entities, and the Company may recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 840): Targeted Improvements, to provide a new transition method and practical expedient for separating components of a contract. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of evaluating the effect that this guidance will have on its financial statements and related disclosures.

NOTE 3 – FIXED ASSETS, NET

As of September 30, 2018 and 2017, fixed assets consisted of the following:

	September 30,
	2018	2017
Equipment and furniture	$11,042	$3,355
Leasehold improvements	10,542	10,541
Software	9,538	2,798
	31,122	16,694
Accumulated depreciation	(11,072)	(5,524)
Fixed assets, net	$20,050	$11,170

Depreciation expense for the years ended September 30, 2018 and 2017 was $5,548 and $5,524, respectively.

NOTE 4 – SOFTWARE LICENSES

Gawk

On June 14, 2014, the Company entered into a license agreement with Gawk to use the Cipherloc engine for $1,125,000 for a period of four (4) years. This customer licensed the CipherShop-Cipherloc encryption software technology and support services. The Company was not required to make significant modifications at the time the contract was executed. Prior to this, the Company had never sold or licensed the CipherShop-Cipherloc encryption software, nor any support services for such. Under the license agreement, the Company was to provide access to its software on an operational basis and provide training. The Company would also provide unspecified upgrades, if and when available, and 24/7 support over the license term. No VSOE was known for any of the elements. After the agreement was executed, the licensee requested modifications to the software because they could not otherwise use the software. The Company made the requested modifications to the software and delivered the finished product in late December 2015, thus delivery had not deemed to have occurred until such date. The contract termination date was not extended beyond the initial date of June 2018. Revenues were recorded from the date of delivery over the remaining term of the agreement or approximately 30 months. For these reasons, revenue is recognized ratably from December 2015 until June 2018. During the years ended September 30, 2018 and 2017, the Company recognized revenues of $316,248 and $467,274, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

FirstFire Global Opportunities Fund, LLC

On September 26, 2017, the Company issued a convertible note payable to FirstFire Global Opportunities Fund, LLC (“FirstFire”) with a principal amount of $330,000, which included an original issue discount of $30,000. The Company incurred $8,500 in debt issuance costs. The note accrued interest at 5% per annum and was to mature on March 26, 2018. The note was convertible at $2.00 per share, subject to adjustment due to ratchet or down round protection, among other adjustments. The Company also issued 50,000 shares of its common stock, as well as warrants to purchase an additional 165,000 shares of common stock at $4.50 per share with a term of two years. The note was amended on December 20, 2017, which reduced the conversion price of the note from $2.00 to $1.00 per share and the exercise price of the warrants from $4.50 to $2.00. The amendment also required the Company to issue an additional 87,500 shares of common stock to FirstFire. The Company also received the right to prepay the convertible note at any time from the 151st through the 180th day following September 26, 2017, then the Company could repay FirstFire at 130% multiplied by the outstanding principal amount plus accrued and unpaid interest.

The reduction of the conversion price from $2.00 to $1.00 was deemed to create a beneficial conversion feature, therefore, the Company accounted for the amendment of the FirstFire note using ASC 815, Derivatives and Hedging, and recognized a loss on extinguishment of $358,038 during the three months ended December 31, 2017. The Company also recognized a beneficial conversion feature derivative liability of $320,312 as of the note’s amendment date. The Company valued the beneficial conversion feature derivative liability with the Black-Scholes-Merton valuation model on the date of the amendment using an expected life of one (1) year, volatility of 150%, and risk-free rate of 1.87%.

During the year ended September 30, 2018, the Company recognized a gain of $11,234 related to the change in fair value of the FirstFire beneficial conversion feature derivative liability. The Company valued the beneficial conversion feature derivative liability with the Black-Scholes-Merton valuation model as of March 21, 2018, immediately prior to the settlement of the note as described below, using an expected life of 0.78 years, volatility of 150%, and risk-free rate of 1.71%.

Additionally, upon the December 20, 2017 amendment of the FirstFire note, the Company recorded a debt discount of $330,000. The Company amortized $312,813 of the debt discount to interest expense during the year ended September 30, 2018. Total interest expense related to the FirstFire note, including the debt discount amortization, was $453,700 for the year ended September 30, 2018.

On March 21, 2018, the Company entered into a settlement agreement with FirstFire, under which FirstFire converted $77,500 of the note payable into 50,000 shares of common stock, and the Company paid $350,000 to satisfy the convertible note payable in full. In connection with the settlement of the FirstFire note, the Company recognized a gain on extinguishment of $194,391.

Peak One Opportunity Fund LP

On December 14, 2017, the Company issued a convertible note payable to Peak One Opportunity Fund LP (“Peak One”) with a principal amount of $300,000. The Company incurred $27,400 in debt issuance costs. The note was to mature on December 14, 2020. The note was convertible at $1.00 per share. The Company also issued 275,000 shares of its common stock, as well as warrants to purchase an additional 75,000 shares of common stock at $2.00 per share with a term of five years at the time of note issuance.

The Company accounted for the Peak One note using ASC 815, Derivatives and Hedging, and recognized a beneficial conversion feature derivative liability of $267,750 as of the note’s issuance date. The Company valued the beneficial conversion feature derivative liability with the Black-Scholes-Merton valuation model on the date of issuance using an expected life of 1.25 years, volatility of 150%, and risk-free rate of 1.82%. The Company also recognized a loss of $486,745 resulting from the excess fair value of the beneficial conversion feature derivative in the Peak One note and of the equity instruments issued with the convertible note.

During the year ended September 30, 2018, the Company recognized a loss of $19,770 related to the change in fair value of the beneficial conversion feature derivative liability. The Company valued the beneficial conversion feature derivative liability with the Black-Scholes-Merton valuation model as of April 30, 2018, immediately prior to the redemption of the note as described below, using an expected life of 1.17 years, volatility of 150%, and risk-free rate of 1.65%.

Additionally, upon issuance of the Peak One note, the Company recorded a debt discount of $300,000. The Company amortized $37,432 of the debt discount to interest expense during the year ended September 30, 2018.

On April 30, 2018, the Company settled the Peak One note for $375,000 and issued 71,429 shares of common stock with a fair value of $103,572 to Peak One. The Company recognized a loss on extinguishment of $153,621.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable to Chief Executive Officer

In September 2017, the Company’s Chief Executive Officer (“CEO”) issued four notes with an aggregate principal amount of $70,000 to the Company. The notes bore interest at 3% per annum and matured one year from the issuance date. The Company repaid all four notes in full during September 2018. As of September 30, 2018 and 2017, there were no outstanding notes payable to the CEO.

See Note 8 for additional related party transactions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. A disgruntled former contracted consultant has brought an action in Texas state court against the CEO and the Company, alleging fraud and misrepresentation pertaining to stock and payments, all of which have been paid, and all stock has been delivered to him. He has also included a claim of partial ownership of some of the Company’s patents, which is without merit in that any interest he may have had has been assigned to the Company. The claim is frivolous and without merit. The case is being vigorously defended on our behalf by our insurance carrier.

Leases

The Company leases 3,906 square feet of office space in Buda, Texas. The lease for the Buda office began on March 15, 2016 and continues until March 31, 2019. The current monthly rent payment of $7,542 continues until February 28, 2019. On March 1, 2019, the monthly rent payment increases to $7,705. The lease shall be automatically renewed for two one-year periods at a rate of $7,705 per month from April 1, 2019 through March 31, 2020 and a rate of $7,867 per month from April 1, 2020 until March 31, 2021, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term.

The Company also leases 1,005 square feet of office space in Scottsdale, Arizona. The lease for the Scottsdale office began on July 15, 2018 and continues until July 31, 2021. The current monthly rent payment of $1,608 continues until July 31, 2019. From August 1, 2019 to July 31, 2020, the monthly rent payment increases to $1,656, and from August 1, 2020 to July 31, 2021, the monthly rent payment increases to $1,705.

Future annual minimum lease obligations at September 30, 2018 are as follows:

Year Ending September 30,	Amount
2019	$111,034
2020	113,405
2021	64,259
$288,698

Rent expense totaled $99,209 and $91,246 for the years ended September 30, 2018 and 2017, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2018 and 2017, the Company had 40,743,917 and 6,635,127 shares of common stock outstanding, respectively, and was authorized to issue 650,000,000 shares of common stock at a par value of $0.01.

Common Stock Issued for Cash

During the year ended September 30, 2018, through the utilization of PPMs and upon receipt of executed Subscription Agreements, the Company issued 18,909,900 shares of common stock for $16,625,238 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act, as amended, afforded by Rule 506 of Regulation D.

During the year ended September 30, 2017, through the utilization of PPMs and upon receipt of executed Subscription Agreements, the Company issued 724,000 shares of common stock for $1,383,320 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act, as amended, afforded by Rule 506 of Regulation D.

Common Stock Issued to Officers and Employees

During the year ended September 30, 2018, the Company issued 766,033 fully vested shares of common stock with a fair value of $1,472,601 to its officers and other employees as part of their compensation. Of this amount, $950,056 was recorded in general and administrative expenses, $279,500 was recorded in sales and marketing expenses, and $243,045 was recorded in research and development expenses.

During the year ended September 30, 2017, the Company issued 542,268 fully vested shares of common stock with a fair value of $2,783,922 to its officers and other employees as part of their compensation. Of this amount, $2,192,200 was recorded in general and administrative expenses, $93,748 was recorded in sales and marketing expenses, and $536,515 was recorded in research and development expenses.

Common Stock Issued for Services

During the year ended September 30, 2018, the Company issued 10,000 shares of fully vested common stock with a fair value of $15,000 to Magnolia Investor Relations for investor relations services rendered.

During the year ended September 30, 2017, the Company issued 25,000 shares of fully vested common stock with a fair value of $74,500 to StockVest for investor relations services.

Common Stock Issued for Settlement

During the year ended September 30, 2018, the Company issued 50,000 shares of fully vested common stock with a fair value of $81,000 for to settle a legal matter by two shareholders who claimed that they were entitled to 125,000 shares of common stock because of funds allegedly paid to the Company and promises allegedly made by the Company. The Company denied these allegations and settled the matter for 50,000 shares of common stock.

Common Stock Issued for License Termination

During the year ended September 30, 2017, the Company issued 25,000 shares of fully vested common stock with a fair value of $106,250 for a software termination settlement.

Common Stock Issued with Convertible Notes

During the year ended September 30, 2018, the Company issued 275,000 and 71,429 shares of fully vested common stock in connection with the issuance and redemption, respectively, of the Peak One note. The Company also issued 87,500 and 50,000 shares of common stock in connection with the amendment and conversion, respectively, of the FirstFire note. Refer to Note 5 for further discussion.

During the year ended September 30, 2017, the Company issued 50,000 shares of fully vested common stock in connection with the issuance of the FirstFire note. Refer to Note 5 for further discussion.

Preferred Stock

As of September 30, 2018 and 2017, the Company had 1,000,000 and 10,000,000 shares of restricted preferred stock outstanding, respectively, and was authorized to issue 10,000,000 shares of preferred stock at a par value of $0.01. Each share of preferred stock is convertible into the Company’s common stock at a rate of one (1) preferred share to 1.5 common shares. Each share of preferred stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of preferred stock can only convert the shares if agreed to by the Board of Directors. If declared by the Board of Directors, holders of preferred stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. In the event of liquidation or dissolution of the Company, holders of preferred stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution to holders of common stock of the Company.

During the year ended September 30, 2018, the Company’s Chief Executive Officer converted 9,000,000 shares of preferred stock into 13,500,000 shares of common stock.

Warrants

During the year ended September 30, 2018, the Company issued warrants to purchase 75,000 shares of common stock in connection with the Peak One convertible note discussed in Note 5. These warrants were issued with an exercise price of $2.00 and a term of five years. The Company valued these warrants at $90,345 with the Black-Scholes-Merton valuation model using an expected life of five years, volatility of 150%, and risk-free rate of 2.14%.

Additionally, in connection with shares sold through a PPM, the Company issued warrants to purchase 144,000 shares of common stock. These warrants were issued with an exercise price of $4.50 and a term of two years. The Company valued these warrants at $93,198 with the Black-Scholes-Merton valuation model using an expected life of two years, volatility of 150%, and risk-free rates ranging from 1.89% to 2.27%.

Lastly, in connection with shares sold through an additional PPM, the Company issued warrants to purchase 18,837,900 shares of common stock. These warrants were issued with an exercise price of $1.20 and a term of five years.

During the year ended September 30, 2017, the Company issued warrants to purchase 165,000 shares of common stock in connection with the FirstFire convertible note discussed in Note 5. These warrants were issued with an exercise price of $4.50 per share with a term of two years. In December 2017, the FirstFire convertible note was amended to, among other things, lower the warrants’ exercise price to $2.00 per share. The Company re-valued the warrants at $158,268 with the Black-Scholes-Merton valuation model using an expected life of two years, volatility of 150%, and risk-free rate of 1.87%.

Additionally, during the year ended September 30, 2017, in connection with shares purchased through a PPM, the Company issued warrants to purchase 560,000 shares of common stock. These warrants were issued with an exercise price of $4.50 and a term of two years.

Warrant activity for the years ended September 30, 2018 and 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2016	—	$—	—
Granted	725,000	4.50	2.00
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding at September 30, 2017	725,000	4.50	1.88
Granted	25,033,366	1.18	5.99
Exercised	(742,500)	1.20	1.50
Canceled/Forfeited	—	—	—
Outstanding at September 30, 2018	25,015,866	$1.27	5.83

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2018 and 2017 consist of the following:

	September 30,
	2018	2017
Current:
Federal	$—	$—
State	—	—
	$—	$—

Deferred:
Federal	$(2,558,000)	$(781,817)
State	—	—
	(2,558,000)	(781,817)
Valuation allowance	2,558,000	781,817
Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2018	2017
Statutory federal income tax rate	21.0%	34.0%
Non-deductible stock-based compensation	(7.0)	(16.0)
Change in statutory tax rate	(19.0)	—
Valuation allowance	5.0	(18.0)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2018	2017
Net operating loss carry forward	$3,536,000	$4,725,000
Deferred compensation	3,747,000	—
Valuation allowance	(7,283,000)	(4,725,000)
Deferred income tax asset	$—	$—

The Company has a net operating loss carry forward of $16.8 million available to offset future taxable income. Of which, $2.6 million will expire within the next five years, and the remaining $14.2 million will expire thereafter. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015 are subject to an annual limitation of approximately $600,000.

For the years ended September 30, 2018 and 2017, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carry forward and the related valuation allowance, as well as non-deductible stock-based compensation.

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

The Company has not filed its federal income tax returns since 2012, which is through the fiscal year ending September 30, 2013. The Company is preparing the 2013 through 2016 filings, which report activity for the fiscal years ending September 30, 2014 through 2017. The September 30, 2018 tax return is not due at this time. The Company intends to remediate the lack of filing timely tax returns immediately. There are currently no ongoing tax examinations.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law in the U.S. The Tax Act has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation. These changes were effective beginning in 2018.

NOTE 10 - SUBSEQUENT EVENTS

On October 4, 2018, the Company executed a lease for 3,859 square feet of office space in Scottsdale, Arizona. The lease has a term of three years, commencing on November 1, 2018. The monthly rent is $6,432 for the first year and increases to $6,753 for the second year and $7,075 for the third year. The Company will, within the next fiscal year, move its corporate headquarters to this location from its current location in Buda, Texas. The Company has reduced the size of its Buda, Texas facility and will continue to maintain the facility for its research and development activities. The lease for the existing office space in Scottsdale, Arizona will not be renewed.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to 1) no formal evaluation has been performed by us and 2) the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018 and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018 due to the lack of a formal evaluation that has been performed by us and the identification of material weaknesses.

Management has still identified some deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2018 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes, including inadequate monitoring and review controls over financial reporting and disclosures, leading to a delinquent quarterly filing, inadequate monitoring and review controls over transaction processing, the inability to prove delivery of software, and insufficient written policies and procedures for accounting and financial reporting.

Remediation Plan

Management executed a remediation plan to address the material weaknesses discussed above. These remediation efforts are focused on:

●	Enhancing monitoring and review controls over financial reporting and disclosures;

●	Enhancing review and approval controls around transaction processing;

●	Enhancing controls around proving the delivery of software; and

●	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

During the year ended September 30, 2018, management retained appropriate resources familiar with financial and SEC reporting requirements and added additional accounting resources to provide adequate segregation of duties.

Subsequent to September 30, 2018, management designed and implemented review and approval controls around transaction processing, including written policies and procedures. In addition, management has continued to train key accounting staff to improve controls that will eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed during the 2019 fiscal year.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

Name	Age	Title

Michael De La Garza	60	Chairman, Chief Executive Officer

Albert Carlson, PhD	59	Director, Chief Scientific Officer

Sammy Davis DrPH	71	Director

Milton Mattox	56	Chief Operating Officer

The Chief Executive Officer, directors, and officers of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the directors and officers of the Company are as follows:

Michael De La Garza, 60 years of age, is the Company’s Chairman and Chief Executive Officer. Mr. De La Garza has 25 years’ experience in the software industry as an executive officer and founder of numerous companies both private and publicly traded. His career started in 1991 as the COO of a medical imaging company and subsequently founded or co-founded three other software companies where he served as President and/or CEO. Michael studied computer science at Southwest Texas State University and received a Computer Science Technical degree from Danforth Technical College in 1980.

Albert Carlson, PhD, 59 years of age, serves as a Director and the Company’s Chief Scientific Officer. Dr. Carlson oversees the development of the Company’s Cipherloc suite of products and reports directly to the Chief Executive Officer. Dr. Carlson created and led teams advancing the state-of-the-art in more than six embedded, computer, and electrical engineering sectors, creating new markets, products, and value for exploitation. He has extensive experience in on-time design to delivery while remaining under budget at all levels of engineering. Additionally, he has worked in many areas of engineering and has focused extensive world knowledge, as well as deep algorithmic, set theory, mathematical, and design expertise. Dr. Carlson holds a PhD in Computer Science from the University of Idaho.

Sammy Davis DrPH, 71 years of age, serves as a Director of the Company. Dr. Davis has over 20 years’ experience in operations, finance, budgeting, financial reporting, revenue cycle management, inventory, payroll, accounts receivable and payable, and information systems in the healthcare industry. He has held numerous managerial positions as the Chief Executive Officer and Administrator. Dr. Davis holds a Doctor of Public Health degree from the University of Texas.

Milton Mattox, 56 years of age, serves as the Company’s Chief Operating Officer. Mr. Mattox is an experienced, senior technology executive with an extensive background in software engineering, application development, IT infrastructure, and offshore research and development team management. His accomplishments include transforming and accelerating technology development and delivery in alignment with worldwide business goals. His professional experience includes an executive vice president position at Lucent Technologies with executive-level experience at Intuit, Mitel, SHPS, Narus India, Signa, and CGI. Mr. Mattox holds a Doctorate in Organization and Leadership from the University of San Francisco, an MBA from City University of Seattle, and a Bachelor of Science in Electronic Engineering Technology from DeVry University.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2018 and 2017, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2018 AND 2017 SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Michael De La Garza
Chairman &	2018	$360,000	$60,000	$600,000	$40,200	(i)	—	$1,060,200
Chief Executive	2017	$360,000	$60,000	$1,633,000	$54,000	(i)	—	$2,107,000
Officer

Albert Carlson, PhD
Director &	2018	$150,000	$20,000	$100,000	—		—	$270,000
Chief Scientific Officer	2017	$150,000	—	—	—		—	$150,000

Sammy Davis, DrPH	2018	—	—	$20,000	—		—	$20,000
Director	2017	—	—	—	—		—	—

Milton Mattox	2018	$30,000	—	—	—		—	$30,000
Chief Operating	2017	—	—	—	—		—	—
Officer

(i) All other compensation consists primarily of remunerations for auto and health insurance costs.

Compensation of Directors

Our current compensation policy for directors is to compensate them through common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for the chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors were compensated during the Company’s last completed fiscal year for any service provided except as follows:

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

The Company entered into an employment agreement with its Chief Executive Officer on January 1, 2013. The employment agreement will expire on January 1, 2018 and shall automatically renew for another five years unless terminated in accordance with the provisions of the employment agreement. The employment agreement provides for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors. During the year ended September 30, 2018, the base salary was $360,000.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;

b.	The Company’s earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any year is at least $1,000,000;

iii.	An automobile allowance of $1,500 per month.

iv.	A medical insurance allowance of $1,500 per month.

v.	In the event the executive’s employment is terminated without cause he will receive the entire contract remaining on the agreement.

The Company has removed other provisions from the original employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of September 30, 2018 based on 40,743,917 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owners (1)	Nature of Beneficial Ownership (2)	Amount	Percent Ownership

Michael De La Garza	Common Stock	14,430,000	35.9%
Including MSR, LLC	Common Stock	207,757
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

Albert Carlson, PhD	Common Stock	153,668	0.4%
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

Sammy Davis, DrPH	Common Stock	10,000	0.0%
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

Milton Mattox	Common Stock	—	0.0%
c/o Cipherloc
825 Main St, Suite 100
Buda, TX 78610

All Officers and Directors
As a Group (4 persons)	Common Stock	14,801,425	36.3%

1. C/o our address, 825 Main Street, Suite 100, Buda, TX 78610 unless otherwise noted.

2. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Description of Securities

General

On April 11, 2011, the Company amended its articles of incorporation to increase the authorized common shares to 650,000,000 shares, at $0.01 par value. There were 40,743,917 shares of common stock issued and outstanding as of September 30, 2018.

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

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, at $0.01 par value and 1,000,000 shares were issued and outstanding as of September 30, 2018. The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock. Each share of the Preferred Stock shall have 1.5 votes on all matters presented to be voted by the holders of our common stock.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” in Item 1A above.

Voting Rights

Each holder of common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Preferred A shareholders are entitled to 1.5 votes per share.

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

Amendment of our Bylaws

Our bylaws may be amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be amended or repealed by our board of directors.

Transfer Agent

Pacific Stock Transfer serves in the capacity of the Company’s transfer agent. Their mailing address is Pacific Stock Transfer, 4045 South Spencer #403, Las Vegas, NV 89119, and their telephone number is (702) 361-3033.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by dbbmckennon for the audit of the Company’s annual financial statements were $60,209 and $54,500 for the fiscal years ended September 30, 2018 and 2017, respectively.

Audit-Related Fees. The aggregate fees billed by dbbmckennon, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2018 and 2017 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2018 and 2017 were $0.

All Other Fees. The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended September 30, 2018 and 2017 were $0.

The Board of Directors has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2018 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.

3.2	Bylaws Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.

3.3	Amendment to the Articles of Incorporation indicating name change and reverse stock split as set out in Registrant’s Form 8-K dated and filed on March 23, 2015.

4.1	S-8 Registration Filed on June 2, 2014 and by reference incorporated herein.

4.2	S-8 Registration Filed on October 27, 2016 and by reference incorporated herein.

5.1	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on June 2, 2014.

5.2	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on October 27, 2016.

10.1	Employment Agreement between National Scientific Corporation and Michael A. Grollman dated January 2001 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2001 and filed on or about May 15, 2001.

10.2	Employment Agreement between National Scientific Corporation and Graham L. Clark dated January 2003 Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.3	NSC Consulting Agreement dated August 2001, and Amendments dated August 2002 and July 2003, with Dr. El-Badawy El-Sharawy Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004 and filed on or about August 16, 2004.

10.4	Amended and Restated 2000 Stock Option Plan Incorporated by reference to the Registrant’s Form 10-KSB for the year ended September 30, 2000 and filed on or about December 19, 2000.

10.5	Form of 2004 Stock Retainage Plan Agreement Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.6	Agreement Regarding Management Consulting Services with Stanton Walker of New York dated May 2003 Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.7	Agreement Regarding Distribution and Marketing of Gotcha!® Child Safety Product and other products dated December 2002 with FutureCom Global, Inc. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.8	Purchase Order from Verify Systems, Inc., dated March 2003 for IBUSTM School Child Tracking Systems. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.9	Letter of Understanding and Agreement dated April 2004 Regarding Sales and Distribution of Verify School safety products, and an Unlimited Software License with Anthony Grosso and CIS Services, LLC. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.10	Letter of Intent from Positus, Inc. dba Bike & Cycle Trak, dated February 2003 for Design of Power Sports Tracking System. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.11	Purchase Order from Positus, Inc. dba Bike & Cycle Trak, for Design of Power Sports Tracking System dated March 2003. Incorporated by reference to the Registrant’s Form SB-2 filed on or around June 24, 2004.

10.12	Employment agreement of Michael De La Garza. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.

10.13	Employment Agreement of Pamela Thompson Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2011 and filed on October 10, 2013.

10.14	Licensing Agreement of Code Robert, LLC and Sunset Angel Productions, LLC. Incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2015.

10.15	Employment Agreement of Dr. Albert Carlson, incorporated by reference to Form 8-K filed on September 4, 2015.

10.16	Asset Purchase Agreement and Promissory Note re sale of MD Software dated September 29, 2015. Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2015 and filed on February 2, 2016.

10.17	Asset Purchase Agreement with Isaiah Eichen dated October 22, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.18	Sisco Product Development Agreement dated November 6, 2015, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.19	Cloud Medical Doctors Software Corporation 48-month Licensing Agreement with Gawk dated June 11, 2014, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending December 31, 2015 and filed on February 22, 2016.

10.20	Employment agreement of Patrick Doherty dated January 16, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.21	Employment agreement of Carlos Gonzales dated March 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending March 30, 2016 and filed on June 6, 2016.

10.22	Employment agreement of Mike Salas dated April 25, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.23	Lease agreement effective March 16, 2016 and addendum dated April 14, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016 and filed on September 2, 2016.

10.24	Employment agreement of Mike Hufnagel dated June 7, 2016, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2016.

10.25	Software Licensing Agreement with GoSecured Dated August 29, 2016, incorporated by reference to the Registrant’s Form 10-K for the year ending September 30, 2017 and filed on February 2, 2017.

10.26	Consulting Agreement with Susan Hufnagel dated March 28, 2027 and incorporated herein

10.27	Employment agreement of Mike Hufnagel dated October 31, 2017 appointing him as Chief Operating Officer, incorporated by reference to the Registrant’s Form 8-K filed on October 31, 2017

10.28	Employment Agreement of Dr. Milton Mattox date June 25, 2018 appointing him as Vice President of Sales and Marketing incorporated by reference to the Registrant’s Form 8-K filed on June 27, 2018.

10.29	Lease agreement effective July 15, 2018 for property in Scottsdale, AZ, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2018 and filed on August 14, 2018.

10.30	Employment Agreement of Dr. Milton Mattox date September 24, 2018 appointing him as Chief Operating Officer incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2018. The exhibit was inadvertently marked as Exhibit 10.29.

10.31	Lease agreement effective November 1, 2018 and dated October 4, 2018 for property in North Scottsdale, AZ incorporated by reference to the Registrant’s Form 8 K filed on October 11, 2018 and attached hereto.

10.32	Placement Agent Agreement dated January 17, 2018 incorporated by reference to the Registrant’s Form 8-K filed on August 1, 2018 and attached hereto.

10.33	2019 Stock Option/Stock Issuance Plan dated August 27, 2018 is incorporated by reference and attached hereto.

14	Code of Ethics Incorporated by reference to the Registrant’s Form 10QSB for the quarter ending June 30, 2004 filed on or around August 16, 2004.

16.1	Letter of GBH CPA, PC regarding change in Independent Registered Public Accounting firm dated April 7, 2015, incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2015.

16.2	Letter of MaloneBailey, LLP, regarding change in Independent Registered Public Accounting firm dated April 22, 2016, incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2016.

16.3	Letter of dbbmckennon, regarding change in Independent Registered Public Accounting firm dated August 30, 2018 incorporated by reference to the Registrant’s Form 8-K filed on September 5, 2018. The exhibit was inadvertently marked as exhibit 16.2.

17.1	Letter of Resignation as Officer and Director dated December 30, 2014, incorporated by reference to the Registrant’s Form 8-K filed on January 2, 2015.

17.2	Appointment of two Directors one of which is also appointed as Chief Financial Officer on January 7, 2015 as incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015.

17.3	Letter of Resignation of Michael Hufnagel as Chief Operating Officer as Officer dated September 21, 2018, incorporated by reference to the Registrant’s Form 8-K filed on September 24, 2018.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cipherloc Corporation

Date: December 31, 2018	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: December 31, 2018	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman

Date: December 31, 2018	By:	/s/ Albert Carlson
Albert Carlson
Director

Date: December 31, 2018	By:	/s/ Sammy Davis
Sammy Davis
Director

