Form 10-Q
period 2018-12-31
CIPHERLOC Corp
filed 2019-02-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

(512) 772-4237

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2019
Common stock, $0.01 par value	40,783,164

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the year ending September 30, 2019.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	September 30, 2018
ASSETS
Current assets
Cash	$13,052,481	$14,056,346
Prepaid expenses	56,995	—
Total current assets	13,109,476	14,056,346

Other assets	12,218	12,218
Fixed assets, net	35,988	20,050
Total assets	$13,157,682	$14,088,614

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$91,782	$52,043
Accrued compensation	153,765	72,489
Total current liabilities	245,547	124,532

Commitments and contingencies (Note 5)

Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2018 and September 30, 2018	10,000	10,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 40,763,917 and 40,743,917 issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	407,638	407,438
Additional paid-in capital	68,208,957	68,169,157
Accumulated deficit	(55,714,460)	(54,622,513)
Total stockholders’ equity	12,912,135	13,964,082
Total liabilities and stockholders’ equity	$13,157,682	$14,088,614

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2018	2017
Revenues	$—	$115,642
Cost of revenues	—	30,300
Gross profit	—	85,342

Operating expenses
General and administrative	532,974	183,920
Sales and marketing	213,975	22,967
Research and development	345,895	114,852
Total operating expenses	1,092,844	321,739
Operating loss	(1,092,844)	(236,397)

Other income (expenses)
Loss on extinguishment of convertible notes	—	(358,038)
Excess fair value of derivatives in convertible note	—	(486,745)
Change in fair value of embedded conversion features in convertible notes	—	(135,932)
Interest income (expense), net	897	(196,036)
Net loss	$(1,091,947)	$(1,413,148)

Net loss per common share – basic and diluted	$(0.03)	$(0.21)

Weighted average common shares outstanding – basic and diluted	40,762,159	6,712,339

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,091,947)	$(1,413,148)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,781	1,381
Stock-based compensation	—	10,000
Stock issued for services	40,000	—
Loss on extinguishment of convertible notes	—	358,038
Excess fair value of derivatives in convertible note	—	486,745
Change in fair value of embedded conversion features in convertible notes	—	135,932
Debt discount amortization	—	183,345
Changes in operating assets and liabilities:
Prepaid expenses	(56,995)	—
Accounts payable and accrued liabilities	39,739	(19,513)
Accrued compensation	81,276	1,396
Deferred revenue	—	(115,642)
Net cash used in operating activities	(986,146)	(371,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(17,719)	—
Net cash used in investing activities	(17,719)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	—	57,200
Proceeds from convertible note, net	—	242,600
Net cash provided by financing activities	—	299,800

DECREASE IN CASH	(1,003,865)	(71,666)
CASH, BEGINNING OF PERIOD	14,056,346	227,396
CASH, END OF PERIOD	$13,052,481	$155,730

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$68,169,157	$(54,622,513)	$13,964,082
Common stock issued for services	—	—	20,000	200	39,800	—	40,000
Net loss	—	—	—	—	—	(1,091,947)	(1,091,947)
Balance at December 31, 2018	1,000,000	$10,000	40,763,917	$407,638	$68,208,957	$(55,714,460)	$12,912,135

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2018 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2018 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 or September 30, 2018. At December 31, 2018 and September 30, 2018, cash includes cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. At December 31, 2018, $12,802,481 of the Company’s cash balance was uninsured. The Company has not experienced any losses in cash.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2018 and September 30, 2018, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the three months ended December 31, 2018, 25,015,866 warrants and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. During the three months ended December 31, 2017, 874,000 warrants and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the three months ended December 31, 2018 and 2017 were $345,895 and $114,852, respectively.

Recent Accounting Announcements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. There have been a number of ASUs to date that amend the original text of the ASC. Other than those discussed below, the Company believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements or related disclosures.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

FirstFire Global Opportunities Fund, LLC

On September 26, 2017, the Company issued a convertible note payable to FirstFire Global Opportunities Fund, LLC (“FirstFire”). This convertible note was settled in March 2018. The note was issued with a principal amount of $330,000, which included an original issue discount of $30,000. The Company incurred $8,500 in debt issuance costs. The note accrued interest at 5% per annum and was to mature on March 26, 2018. The note was convertible at $2.00 per share, subject to adjustment due to ratchet or down round protection, among other adjustments. The Company also issued 50,000 shares of its common stock, as well as warrants to purchase an additional 165,000 shares of common stock at $4.50 per share with a term of two years. The note was amended on December 20, 2017, which reduced the conversion price of the note from $2.00 to $1.00 per share and the exercise price of the warrants from $4.50 to $2.00. The amendment also required the Company to issue an additional 87,500 shares of common stock to FirstFire. The Company also received the right to prepay the convertible note at any time from the 151st through the 180th day following September 26, 2017, after which the Company could repay FirstFire at 130% multiplied by the outstanding principal amount plus accrued and unpaid interest.

The reduction of the conversion price from $2.00 to $1.00 was deemed to create a beneficial conversion feature, therefore, the Company accounted for the amendment of the FirstFire note using ASC 815, Derivatives and Hedging, and recognized a loss on extinguishment of $358,038 during the three months ended December 31, 2017. The Company also recognized a beneficial conversion feature derivative liability of $320,312 as of the note’s amendment date. The Company valued the beneficial conversion feature using the Black-Scholes-Merton valuation model on the date of the amendment with an expected life of one (1) year, volatility of 150%, and risk-free rate of 1.87%.

During the three months ended December 31, 2017, the Company recognized a loss of $48,911 related to the change in fair value of the FirstFire beneficial conversion feature. The change in fair value was calculated using the stock price as of December 31, 2017 of $1.18 and an exercise price of $0.70, which is 70% multiplied by the lowest bid price of the Company’s common stock during the preceding 25 trading days, per the terms of the note.

Additionally, upon the December 20, 2017 amendment of the FirstFire note, the Company recorded a debt discount of $330,000. The Company amortized $37,813 of the debt discount to interest expense during the three months ended December 31, 2017. Total interest expense related to the FirstFire note, including the debt discount amortization prior to the amendment, was $178,700 for the three months ended December 31, 2017.

Peak One Opportunity Fund LP

On December 14, 2017, the Company issued a convertible note payable to Peak One Opportunity Fund LP (“Peak One”). This convertible note was settled in April 2018. The note was issued with a principal amount of $300,000. The Company incurred $27,400 in debt issuance costs. The note was to mature on December 14, 2020. The note was convertible at $1.00 per share. The Company also issued 275,000 shares of its common stock, as well as warrants to purchase an additional 75,000 shares of common stock at $2.00 per share with a term of five years at the time of note issuance.

The Company accounted for the Peak One note using ASC 815, Derivatives and Hedging, and recognized a beneficial conversion feature derivative liability of $267,750 as of the note’s issuance date. The Company valued the beneficial conversion feature using the Black-Scholes-Merton valuation model on the date of issuance with an expected life of 1.25 years, volatility of 150%, and risk-free rate of 1.82%. The Company also recognized a loss of $486,745 resulting from the excess fair value of the beneficial conversion feature in the Peak One note and of the equity instruments issued with the convertible note.

During the three months ended December 31, 2017, the Company recognized a loss of $87,021 related to the change in fair value of the Peak One beneficial conversion feature. The change in fair value was calculated using the stock price as of December 31, 2017 of $1.18 and an exercise price of $0.70, which is 70% multiplied by the lowest bid price of the Company’s common stock during the preceding 25 trading days, per the terms of the note.

Additionally, upon issuance of the Peak One note, the Company recorded a debt discount of $300,000. The Company amortized $4,645 of the debt discount to interest expense during the three months ended December 31, 2017.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

In October 2018, the Company leased an additional 3,859 square feet of office space in Scottsdale, Arizona. The lease for the new Scottsdale office began on October 4, 2018 and continues until October 31, 2021. Annual rent of $77,180 was prepaid for the first year from November 1, 2018 to October 31, 2019. After the first year, the lease requires monthly rent payments of $6,753 from November 1, 2019 to October 31, 2020 and $7,075 from November 1, 2020 to October 31, 2021.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01 per share. As of December 31, 2018, the Company had 40,763,917 shares of common stock and 1,000,000 shares of preferred stock outstanding. As of September 30, 2018, the Company had 40,743,917 shares of common stock and 1,000,000 shares of preferred stock outstanding.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the three months ended December 31, 2018, the Company issued 20,000 shares of common stock with a fair value of $40,000 to Pycnocline, LLC for management consulting services.

During the three months ended December 31, 2017, the Company issued 5,537 shares of common stock with a fair value of $10,000 to its officers and other employees as part of their compensation, which was recorded in research and development expenses.

Preferred Stock

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

NOTE 7 – SUBSEQUENT EVENTS

There have been no reportable events that have occurred after December 31, 2018.

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

Results of Operations for the three months ended December 31, 2018 and 2017

Revenue decreased to $0 from $115,642 for the three months ended December 31, 2018 and 2017, respectively. Similarly, cost of revenue decreased to $0 from $30,300 for the three months ended December 31, 2018 and 2017, respectively. The decrease in revenue and cost of revenue is a result of the Company’s only software license contract ending in June 2018.

General and administrative expenses increased to $532,974 from $183,920 for the three months ended December 31, 2018 and 2017, respectively. General and administrative expenses increased primarily as a result of higher professional fees of $86,000, higher legal costs of $74,000, higher consulting and contract services of $64,000, higher salaries of $47,000, and higher rent expense of $22,000.

Sales and marketing expenses increased to $213,975 from $22,967 for the three months ended December 31, 2018 and 2017, respectively. Sales and marketing expenses increased primarily as a result of higher consulting costs of $151,000.

Research and development costs increased to $345,895 from $114,852 for the three months ended December 31, 2018 and 2017, respectively. Research and development expenses increased primarily as a result of higher salaries of $167,000 and higher consulting costs of $74,000, partially offset by lower stock-based compensation of $10,000.

Interest income, net, was $897 for the three months ended December 31, 2018, as compared to interest expense, net, of $196,036 for the three months ended December 31, 2017. The change in interest income (expense), net, was due to the convertible notes with FirstFire Global Opportunities Fund, LLC and Peak One Opportunity Fund LP, which were outstanding during the three months ended December 31, 2017 and subsequently settled prior to the three months ended December 31, 2018.

Liquidity and Capital Resources

We have an accumulated deficit at December 31, 2018 of $55,714,460. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At December 31, 2018, the Company had cash of $13,052,481. We believe that our existing cash balances are sufficient to fund future operations for the next 12 months.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(986,146)	$(371,466)
Investing activities	$(17,719)	$—
Financing activities	$—	$299,800

Operating Activities

Cash used in operating activities was $986,146 and $371,466 for the three months ended December 31, 2018 and 2017, respectively. The increase in cash used in operating activities was primarily due to lower non-cash expenses, partially offset by changes in working capital usage.

Investing Activities

Cash used in investing activities was $17,719 and $0 for the three months ended December 31, 2018 and 2017, respectively. The increase in cash used in investing activities was the result of fixed asset purchases.

Financing Activities

Cash provided by financing activities was $0 and $299,800 for the three months ended December 31, 2018 and 2017, respectively. The decrease in cash provided by financing activities was primarily due to no issuances of common stock or notes payable during the three months ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no material changes in market risk from those described in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2018.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018 and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018 due to the identification of material weaknesses. Management continued with its remediation of these material weaknesses during the three months ended December 31, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, management began implementing a remediation plan to address the material weaknesses identified during the year ended September 30, 2018. These remediation efforts were focused on:

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 5 – Commitments and Contingencies of the Notes to the Financial Statements in Part I, Item I of this document.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of securities during the three months ended December 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended December 31, 2018.

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

Registrant	Cipherloc Corporation

Date: February 14, 2019	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

