Form 10-Q
period 2019-03-31
CIPHERLOC Corp
filed 2019-06-05
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	CLOK	OTCQB Venture Market

As of May 30, 2019, 40,792,510 shares of the issuer’s common stock were outstanding.

CIPHERLOC CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending September 30, 2019 or any future period.

CIPHERLOC CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	September 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$11,090,605	$14,056,346
Prepaid expenses	95,022	—
Total current assets	11,185,627	14,056,346

Other assets	12,216	12,218
Note receivable	401,000	—
Fixed assets, net	53,073	20,050
Total assets	$11,651,916	$14,088,614

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$36,812	$52,043
Accrued compensation	149,616	72,489
Total current liabilities	186,428	124,532

Commitments and contingencies (Note 4)

Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 issued and outstanding as of March 31, 2019 and September 30, 2018	10,000	10,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 40,792,510 and 40,743,917 issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	407,925	407,438
Additional paid-in capital	68,179,886	68,169,157
Accumulated deficit	(57,132,323)	(54,622,513)
Total stockholders’ equity	11,465,488	13,964,082
Total liabilities and stockholders’ equity	$11,651,916	$14,088,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIPHERLOC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues	$—	$113,129	$—	$228,771
Cost of revenues	—	45,506	—	75,806
Gross profit	—	67,623	—	152,965

Operating expenses
General and administrative	505,807	230,366	1,038,781	414,286
Sales and marketing	434,800	22,195	648,775	45,162
Research and development	479,677	251,136	825,572	365,988
Settlement expense	—	81,000	—	81,000
Total operating expenses	1,420,284	584,697	2,513,128	906,436
Operating loss	(1,420,284)	(517,074)	(2,513,128)	(753,471)

Other income (expense)
Gain (loss) on extinguishment of convertible note	—	66,912	—	(291,126)
Excess fair value of derivatives in convertible note	—	—	—	(486,745)
Change in fair value of embedded conversion features in convertible notes	—	256,669		120,737

Interest income (expense), net	2,421	(312,282)	3,318	(508,318)
Net loss	$(1,417,863)	$(505,775)	$(2,509,810)	$(1,918,923)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.16)

Weighted average common shares outstanding – basic and diluted	40,786,279	17,806,123	40,774,152	12,228,585

The accompanying notes are an integral part of these condensed unaudited financial statements.

CIPHERLOC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,509,810)	$(1,918,923)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	4,036	2,608
Stock-based compensation	11,216	167,743
Stock issued for services	40,000	—
Legal settlement	—	81,000
Loss on extinguishment of convertible notes	—	291,126
Excess fair value of derivatives in convertible note	—	486,745
Change in fair value of embedded conversion features in convertible notes	—	(120,737)
Debt discount amortization	—	482,935
Changes in operating assets and liabilities:
Prepaid expenses and other	(95,020)	—
Accounts payable and accrued liabilities	(15,231)	(107,138)
Accrued compensation	77,127
Deferred revenue	—	(228,771)
Net cash used in operating activities	(2,487,682)	(863,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(37,059)	—
Funding of note receivable	(401,000)	—
Net cash used in investing activities	(438,059)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	—	1,177,325
Proceeds from convertible note, net	—	242,600
Repayment of convertible notes	—	(350,000)
Repayment of oversubscription	(40,000)	—
Net cash provided by (used in) financing activities	(40,000)	1,069,925

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,965,741)	206,513
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,056,346	227,396
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,090,605	$433,909

Non-cash investing and financing activities:
Conversion of debt into common stock	$—	$77,500
Conversion of preferred stock to common stock	$—	$135,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

CIPHERLOC CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$68,169,157	$(54,622,513)	$13,964,082
Common stock issued for services	—	—	20,000	200	39,800	—	40,000
Correction of shares outstanding	—	—	19,247	193	(193)	—	—
Net loss	—	—	—	—	—	(1,091,947)	(1,091,947)
Balance at December 31, 2018	1,000,000	10,000	40,783,164	407,831	68,208,764	(55,714,460)	12,912,135
Common stock issued to an employee	—	—	9,346	94	11,122	—	11,216
Refund of oversubscription	—	—	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	—	—	(1,417,863)	$(1,417,863)
Balance at March 31, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,179,886	$(57,132,323)	$11,465,488

The accompanying notes are an integral part of these condensed unaudited financial statements.

CIPHERLOC CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$49,378,447	$(50,201,730)	$(656,932)
Common stock issued for cash	—	—	37,000	370	56,830	—	57,200
Common stock issued to officers and employees	—	—	5,537	55	9,945	—	10,000
Convertible notes – issuance of common stock	—	—	362,500	3,625	498,875	—	502,500
Convertible note – issuance of warrants	—	—	—	—	90,345	—	90,345
Convertible note – amendment of existing warrants	—	—	—	—	74,041	—	74,041
Net loss	—	—	—	—	—	(1,413,148)	(1,413,148)
Balance at December 31, 2017	10,000,000	100,000	7,040,164	70,401	50,108,483	(51,614,878)	(1,335,994)
Common stock issued for cash	—	—	1,276,000	12,760	1,107,365	—	1,120,125
Common stock issued to officers and employees	—	—	82,917	829	156,914	—	157,743
Settlement of convertible note	—	—	50,000	500	77,000	—	77,500
Common stock issued for legal settlement	—	—	50,000	500	80,500	—	81,000
Related party conversion of preferred stock	(9,000,000)	(90,000)	13,500,000	135,000	(45,000)	—	—
Net loss	—	—	—	—	—	(505,775)	(505,775)
Balance at March 31, 2018	1,000,000	$10,000	21,999,081	$219,990	$51,485,262	$(52,120,653)	$(405,401)

The accompanying notes are an integral part of these condensed unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. In March 2015, the Company changed its name to Cipherloc Corporation.

NOTE 2 - BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019 or any future period. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2018 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2018 included within the Company’s Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At March 31, 2019 and September 30, 2018, cash includes cash on hand and cash in the bank. The Company maintains its cash in accounts held by a large, globally recognized bank, and the balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. At March 31, 2019, $10,840,605 of the Company’s cash balance was uninsured.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2019 and September 30, 2018, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock.

Diluted net loss per share is the same as basic net loss per share during periods where net losses are incurred because the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the three and six months ended March 31, 2019, 25,015,866 warrants and 1,500,000 shares of convertible preferred stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and six months ended March 31, 2018, 1,241,000 warrants to purchase common stock and 1,500,000 shares of convertible preferred stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs.

Adoption of Recent Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted ASU No. 2014-09 on October 1, 2018, and the adoption did not have a material impact on the Company’s financial statements or related disclosures.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the ASC. There have been a number of ASUs to date that amend the original text of the ASC. Other than those discussed below, the Company believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early adoption of the amendments in this standard is permitted for all entities, and the Company may recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide a new transition method and practical expedient for separating components of a contract. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the effect this ASU will have but expect to record a right of use asset and a lease liability equal to the value of the lease payments, reduced by using the rate inferred in the lease.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements for fair value measurements. The ASU removes certain disclosure requirements related to transfers between fair value hierarchy levels and valuation processes for Level 3 fair value measurements. It modifies certain disclosure requirements for investments in entities that calculate net asset value. It adds certain disclosure requirements regarding gains and losses for recurring Level 3 fair value measurements and unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of evaluating the effect this ASU will have on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of ASC Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Thus, accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the effect this ASU will have on its financial statements and related disclosures.

NOTE 4 – NOTES RECEIVABLE

The Company advanced $401,000 to Quality Health Care International, LLC (“QHC”) during the quarter ended March 31, 2019. Subsequent to March 31, 2019, the Company advanced an additional $15,000. As of May 30, 2019, the Company executed a note receivable with QHC in the amount of $416,000. The note provides that if the funds are repaid within one year of the date of the note any interest charge will be waived. Beyond one year, the note will bear interest at the rate of 4% annuum. The due date of the note is on or before May 29, 2021. The effect of the waived interest is deemed to be de minimis. The purpose of the funds is to expedite training and development of a marketing program within QHC to sale the Company’s product to QHC’s hospital networks. The Company also entered into a Reseller Agreement with QHC as of May 30, 2019.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently not involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations. A disgruntled former consultant has brought an action in Texas state court against the Company and its chief executive officer, alleging fraud and misrepresentation pertaining to stock and payments alleged to be owed to the consultant. The Company has made all required payments and delivered the stock to the consultant. The consultant has also included a claim of partial ownership of some of the Company’s patents, which is without merit in that any interest he may have had has been assigned to the Company. The claim is frivolous and without merit. The case is being vigorously defended on the Company’s behalf by its insurance carrier.

Leases

In March 2019, the Company guaranteed a lease on behalf of Ageos, LLC, a sales representative assisting the Company with securing contracts with agencies of the United States government. The lease has a term of three years for 4,359 square feet of space in McClean, Virginia. The initial rent cost is $7,991 per month and the lease agreement provides for annual rent increases of approximately 4.0%. The amount of future payments guaranteed is $291,364. The nature of the guarantee and the operating agreement with Ageos, as discussed below, makes Cipherloc primarily responsible for the lease. As such, lease payments and lease obligations will be shown in the financial statements of Cipherloc.

In February 2019, the Company and the landlord for its leased office space in Buda, Texas entered into a new lease agreement, and the Company reduced its rented space from approximately 3,900 to 1,302 square feet. The new lease was effective February 1, 2019 and has a three-year term. The initial monthly rent is $2,566, and the lease agreement provides for annual rent increases of approximately 2.7%. The lease automatically renews for a three-year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term.

In February 2019, the Company terminated its lease agreement for 1,005 square feet of office space on Butherus Drive in Scottsdale, Arizona effective March 1, 2019. In exchange for the lease termination, the Company relinquished its right to payments it had made to prepay rent through October 31, 2019. As a result of the termination, the Company recorded a charge to rent expense of approximately $13,000.

In October 2018, the Company leased approximately 3,900 square feet of office space on North Scottsdale Road in Scottsdale, Arizona. The lease for this facility began on October 4, 2018 and continues until October 31, 2021. Annual rent of $77,180 was prepaid for the first year from November 1, 2018 to October 31, 2019, and the lease agreement provides for annual rent increases of approximately 5.0%.

Ageos, LLC Operating Agreement

In the quarter ended March 31, 2019, the Company paid Ageos, LLC, a newly formed separate entity, approximately $700,000. The purpose of the funds was to establish an office in McLean, Virginia and to develop the resources and personnel to market the Company’s products to governmental sources, primarily requiring advanced security clearances that the Company does not currently have. On April 24, 2019 the Company entered into an Operating Agreement with Ageos that provides for how revenues will be shared from sales derived from the Company’s products. The advances through March 31, 2019 have been expensed as incurred in the accompanying statements of operations.

As Ageos is a newly formed venture, designed primarily to work with the Company in marketing its products, management is in the process of determining if Ageos represents a Variable Interest Entity that must be consolidated with the operations of the Company. The Company has expensed all advances to date, which largely represent non-capitalizable expenditures, and consequently believes that consolidation would not change the reported results of operations for the quarter ended March 31, 2019.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01 per share.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the six months ended March 31, 2019, the Company issued 20,000 shares of common stock with a fair value of $40,000 to Pycnocline, LLC for management consulting services, which was recorded in research and development expense.

During the six months ended March 31, 2019, the Company issued 9,346 shares of common stock with a fair value of $11,216 to an employee, which was recorded as stock-based compensation expenses in research and development expense in the statement of operations.

During the six months ended March 31, 2019, the Company refunded $40,000 for common stock, due to these funds exceeding the latest private placement offering maximum requirement allowed.

Preferred Stock

Each share of preferred stock is convertible into the Company’s common stock at a rate of one preferred share to 1.5 common shares. Each share of preferred stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of preferred stock can only convert the shares upon approval of the Company’s board of directors. If declared by the board of directors, holders of preferred stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. In the event of liquidation or dissolution of the Company, holders of preferred stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution to holders of common stock of the Company.

NOTE 7- SUBSEQUENT EVENTS

On April 24, 2019 the Company entered into an Operating Agreement with Ageos, LLC a Virginia Limited Liability Company. The Operator has the required expertise, clearances and credentials to work with certain US government departments, agencies and affiliates; and the Operator will assist the Company in securing sales to the US Government and other contracts. The Company’s products will be sold to the Government at our normal pricing and the Company agreed to guarantee the lease for the secured facility in Virginia and to advance the cost at an amount not to exceed $1.6 million annually including the lease guarantee. The advanced funds will be reimbursed to the Company from Ageos’ profits generated by Ageos sales of the Company’s products. The Company chose to report payments to Ageos, LLC as an operational expense but did give separate disclosure consideration to reporting it as a Variable Interest Entity relationship.

On June , 2019 the Company executed an exclusive Reseller Agreement with Quality Health Care International, LLC  a Nevada Limited Liability Company a very experienced supplier of software to the healthcare industry in the United States and in other countries. The agreement is for a five year period with automatic renewals unless cancelled by either party. The market is the Healthcare industry in the United States and its territories. Other countries may be added in the future. The products to be licensed are those designed for commercial use, which are beneficial for the healthcare industry and will be sold at our normal pricing. The Company advanced cost in the amount of $416,000 to the Reseller which is evidenced by a two-year promissory note executed by the Reseller.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, “Cipherloc,” “Company,” “our company,” “us,” and “our” refer to Cipherloc Corporation, unless the context requires otherwise.

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

Our Business

Cipherloc is a data security solutions company. We are developing a highly innovative, polymorphic encryption technology designed to enable an iron-clad layer of protection to be added to existing solutions. The Company plans to introduce an innovative and revolutionary new type of encryption technology with five international patents and four US patents. We expect to be the industry’s first “Polymorphic Cipher Engine,” called Cipherloc®. We expect to offer the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (“PKPA”). This morphing cipher can be used in any commercial data security industry and/or in sensitive applications.

Results of Operations for the three and six months ended March 31, 2019 and 2018

Revenue decreased to zero from $113,129 and $228,771 for the three and six months ended March 31, 2019 and 2018, respectively. Similarly, cost of revenue decreased to zero from $45,506 and $75,806 for the three and six months ended March 31, 2019 and 2018, respectively. The decrease in revenue and cost of revenue for each of the periods was a result of a software license contract ending in June 2018.

General and administrative expenses were $505,087 and $230,366 for the three months ended March 31, 2019 and 2018, respectively. General and administrative expenses were $1,038,781 and $414,286 for the six months ended March 31, 2019 and 2018, respectively. The increases in general and administrative expenses for the three and six-month periods primarily resulted from higher professional fees, including for legal and accounting, higher consulting and contract services, higher salaries and higher rent expense.

Sales and marketing expenses increased to $434,800 from $22,195 for the three months ended March 31, 2019 and 2018, respectively. Sales and marketing expenses increased to $648,775 from $45,162 for the six months ended March 31, 2019 and 2018, respectively. Sales and marketing expenses increased for the three and six-month periods ended March 31, 2019 primarily due to higher consulting fees to outside sales representation companies and sales consultants. We paid approximately $325,000 of consulting fees to Ageos, LLC (Ageos) for Ageos to establish operations to assist us with securing contracts with agencies of the United States government. In addition, we paid approximately $401,000 to Quality Health Care to establish operations to resell our products in the Health Care industry in the United States and its territories. The advanced funds are evidenced by a Promissory note in favor of the Company. The funds paid to these sales representatives will expectantly be recovered and remitted to us from profits generated by sales of our products by these representatives. We also have increased the number of sales consultants in the United States during 2019.

Research and development costs were $479,677 and $251,136 for the three months ended March 31, 2019 and 2018, respectively. Research and development costs were $825,572 and $365,988 for the six months ended March 31, 2019 and 2018, respectively. Research and development expenses increased for the three and six-month periods ended March 31, 2019 primarily as a result of higher salaries and consulting costs, partially offset by lower stock-based compensation.

Interest income, net, was $2,241 and $3,318 for the three and six months ended March 31, 2019, respectively. Interest expense, net, was $312,282 and $508,318 for the three and six months ended March 31, 2018, respectively. The change in interest income (expense), net, was due to the convertible notes with FirstFire Global Opportunities Fund, LLC and Peak One Opportunity Fund LP, which were outstanding during the six months ended March 31, 2018 and settled in March 2018 and April 2018, respectively.

Liquidity and Capital Resources

We had an accumulated deficit at March 31, 2019 of $57,132,323. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At March 31, 2019, the Company had cash of $11,090,605. We believe that our existing cash will be sufficient to fund future operations for at least the next 12 months.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Six Months Ended
	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(2,487,682)	$(863,412)
Investing activities	$(438,059)	$—
Financing activities	$(40,000)	$1,069,925

Operating Activities

Cash used in operating activities for the six months ended March 31, 2019 primarily resulted from the net loss of $2,509,810 and a net change of $33,124 in operating assets and liabilities, which was partially offset by the effects of non-cash charges of $55,252. Cash used in operating activities for the six months ended March 31, 2018 primarily resulted from the net loss of $1,918,923 and a net change of in operating assets and liabilities of $335,909, which was partially offset by the effects of non-cash charges of $1,391,420.

Investing Activities

Cash used in investing activities for the six months ended March 31, 2019 was for the purchase of fixed assets and for the cash the Company advanced to Quality Health Care International, LLC in the amount of $401,000.

Financing Activities

Cash used in financing activities for the six months ended March 31, 2019 was for refunds to investors of proceeds from the financing completed in August 2018. Cash provided by financing activities for the six months ended March 31, 2018 included $1,177,325 in proceeds from the issuance of common stock and $242,600 in proceeds from the issuance of convertible notes, which was partially offset by $350,000 in repayments of convertible notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this quarterly report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our quarterly reports on Form 10-Q, annual report on Form 10-K, and current reports on Form 8-K that we file. Our website address is www.cipherloc.net. The information in our website is not incorporated by reference into this report. Through a link on the Investor section of our website, we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission, or SEC. You can also read any materials submitted electronically by us to the SEC on its website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018 and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018 due to the identification of material weaknesses. We intend to remediate these material weaknesses during the 2019 fiscal year.

Changes in Internal Control over Financial Reporting

We intend to begin implementing a remediation plan to address the material weaknesses identified during the year ended September 30, 2018. The remediation efforts will focus on:

●	Enhancing monitoring and review controls over financial reporting and disclosures;

●	Enhancing review and approval controls around transaction processing;

●	Enhancing controls around proving the delivery of software; and

●	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

We expect that remediation, including testing of related controls, will be completed during the balance of the 2019 fiscal year.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 4 – Commitments and Contingencies of the Notes to the Financial Statements in Part I, Item I of this document.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation Incorporated by reference to the Registrant’s Form 10-SB filed on or about January 3, 2000.
3.2	Bylaws Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended December 31, 2000 and filed on or about February 14, 2001.
3.3	Amendment to the Articles of Incorporation indicating name change and reverse stock split as set out in Registrant’s Form 8-K dated and filed on March 23, 2015.
3.4	Amendment to the Registrant’s Bylaws as set out in Form 8-K filed on September 9, 2014 and inadvertently marked as exhibit 3.5.
4.1	S-8 Registration Filed on June 2, 2014 and by reference incorporated herein.
4.2	S-8 Registration Filed on October 27, 2016 and by reference incorporated herein.
4.3	Form S-1 Registration Statement filed on February 7, 2019 and amended on February 21, 2019 and by reference incorporated herein.
5.1	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on June 2, 2014.
5.2	Legal opinion of Carl P. Ranno included in the S-8 Registration filed on October 27, 2016.
10.27	Employment agreement of Mike Hufnagel dated October 31, 2017 appointing him as Chief Operating Officer, incorporated by reference to the Registrant’s Form 8-K filed on October 31, 2017.
10.28	Employment Agreement of Dr. Milton Mattox date June 25, 2018 appointing him as Vice President of Sales and Marketing incorporated by reference to the Registrant’s Form 8-K filed on June 27, 2018.
10.29	Lease agreement effective July 15, 2018 for property in Scottsdale, AZ, incorporated by reference to the Registrant’s Form 10-Q for the quarter ending June 30, 2018 and filed on August 14, 2018.
10.30	Employment Agreement of Dr. Milton Mattox date September 24, 2018 appointing him as Chief Operating Officer incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2018. The exhibit was inadvertently marked as Exhibit 10.29.
10.31	Lease agreement effective November 1, 2018 and dated October 4, 2018 for property in North Scottsdale, AZ incorporated by reference to the Registrant’s Form 8 K filed on October 11, 2018.
10.32	Placement Agent Agreement dated January 17, 2018 incorporated by reference to the Registrant’s Form 8-K filed on August 1, 2018.
10.33	2019 Stock Option/Stock Issuance Plan dated August 27, 2018 is incorporated by reference Registrant’s Form 10-Q for the quarter ending December 31, 2018 and filed on February 14, 2019.

10.34	Lease termination Agreement for property located on Butherus Drive in Scottsdale, AZ with an effective date of March 1, 2019, incorporated by reference to the Registrant’s Form 8 K filed on March 1, 2019.
10.35	Lease Reduction Agreement for property located in Buda ,TX with an effective date of February1, 2019, incorporated by reference to the Registrant’s Form 8 K filed on March 1, 2019.
10.36	Marketing Consulting Services Agreement was executed by the Registrant on March 29, 2019 and incorporated by reference to the Registrant’s Form 8-K filed on April 2, 2019. The Exhibit was inadvertently marked as exhibit 10.34.
10.37	Employment Agreement of James W. Sullivan appointing him as Chief Financial Officer effective April 15, 2019 and incorporated by reference to the Registrant’s Form 8-K filed on April 17, 2019. The Exhibit was inadvertently marked as exhibit 10.35.
10.38	Operating Agreement with Ageos, LLC effective April 24, 2019 and incorporated by reference to the Registrant’s Form 8-K filed on April 30, 2019
10.39

Employment Agreement of Gino J. Mauriello, CPA appointing him as Chief Financial Officer effective on May 19, 2019 and referenced in the Registrant’s Form 8-K filed on May 21, 2019. The Exhibit is attached hereto

10.40	Reseller Agreement with Quality Health Care International, LLC and Promissory Note dated May 30, 2019 and attached hereto.
14.	Code of Ethics Incorporated by reference to the Registrant’s Form 10QSB for the quarter ending June 30, 2004 filed on or about August 16, 2004.
16.1	Letter of GBH CPA, PC regarding change in Independent Registered Public Accounting firm dated April 7, 2015, incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2015.
16.2	Letter of MaloneBailey, LLP, regarding change in Independent Registered Public Accounting firm dated April 22, 2016, incorporated by reference to the Registrant’s Form 8-K filed on April 25, 2016.
16.3	Letter of dbbmckennon, regarding change in Independent Registered Public Accounting firm dated August 30, 2018 incorporated by reference to the Registrant’s Form 8-K filed on September 5, 2018. The exhibit was inadvertently marked as exhibit 16.2.
17.1	Letter of Resignation as Officer and Director dated December 30, 2014, incorporated by reference to the Registrant’s Form 8-K filed on January 2, 2015.
17.2	Appointment of two Directors one of which is also appointed as Chief Financial Officer on January 7, 2015 as incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2015.
17.3	Letter of Resignation of Michael Hufnagel as Chief Operating Officer as Officer dated September 21, 2018, incorporated by reference to the Registrant’s Form 8-K filed on September 24, 2018.
17.4	Letter of Resignation of James W. Sullivan as the Chief Financial Officer dated May 12, 2019 incorporated by reference to the Registrant’s Form 8-K filed on May 21, 2019.
17.5	Letter of resignation of Independent Registered Public Accounting firm dated May 17, 2019 incorporated by reference to the Registrant’s Form 8-K filed on May 22, 2019.
17.6	Appointment of a Director on May 21, 2019 as incorporated by reference to the Registrant’s Form 8-K filed on May 23, 2019.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: June 5, 2019	By:	/s/ Michael De La Garza
Michael De La Garza
Chairman, Chief Executive Officer (Principal Executive Officer), President

