Form 10-Q
period 2019-06-30
CIPHERLOC Corp
filed 2019-10-31
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None.

As of October 31, 2019, 40,792,510 shares of the issuer’s common stock were outstanding.

CIPHERLOC CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending September 30, 2019 or any future period.

CIPHERLOC CORPORATION AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	September 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$9,654,737	$14,056,346
Prepaid expenses	38,510	—
Total current assets	9,693,247	14,056,346

Deposits	7,566	12,218
Fixed assets, net	50,817	20,050
Total assets	$9,751,630	$14,088,614

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$129,635	$52,043
Deferred revenue	47,150	—
Accrued compensation	232,574	72,489
Total current liabilities	409,359	124,532

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 issued and outstanding as of June 30, 2019 and September 30, 2018	10,000	10,000
Common stock, $0.01 par value, 650,000,000 shares authorized; 40,792,510 and 40,743,917 issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	407,925	407,438
Additional paid-in capital	68,179,886	68,169,157
Accumulated deficit	(59,255,540)	(54,622,513)
Total stockholders’ equity	9,342,271	13,964,082
Total liabilities and stockholders’ equity	$9,751,630	$14,088,614

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$27,850	$87,477	$27,850	$316,248
Cost of revenues	—	13,424	—	89,230
Gross profit	27,850	74,053	27,850	227,018

Operating expenses
General and administrative	947,309	424,702	1,986,090	838,988
Selling and marketing	728,270	74,271	1,377,045	119,433
Research and development	478,108	210,126	1,303,680	576,114
Settlement expense	—	—	—	81,000
Total operating expenses	2,153,687	709,099	4,666,815	1,615,535
Operating loss	(2,125,837)	(635,046)	(4,638,965)	(1,388,517)

Other income (expense)
Loss on extinguishment of convertible note	—	(153,621)	—	(444,747)
Excess fair value of derivatives in convertible note	—	—	—	(486,745)
Change in fair value of embedded conversion features in convertible notes	—	(1,794)		118,943

Interest income (expense), net	2,610	(20,887)	5,938	(529,205)
Net loss	$(2,123,227)	$(811,348)	$(4,633,027)	$(2,730,271)

Net loss per common share – basic and diluted	$(0.05)	$(0.03)	$(0.11)	$(0.16)

Weighted average common shares outstanding – basic and diluted	40,792,510	26,112,624	40,792,510	16,858,489

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,633,027)	$(2,730,271)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	6,292	3,836
Stock-based compensation	11,216	204,788
Stock issued for services	40,000	15,000
Legal settlement	—	81,000
Loss on extinguishment of convertible notes	—	317,268
Excess fair value of derivatives in convertible note	—	486,745
Change in fair value of derivatives	—	8,536
Debt discount amortization	—	491,132
Changes in operating assets and liabilities:
Prepaid expenses and other	(33,858)	—
Accounts payable and accrued liabilities	77,592	(65,588)
Accrued compensation	160,085	—
Deferred revenue	47,150	(316,248)
Net cash used in operating activities	(4,324,550)	(1,503,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(37,059)	—
Net cash used in investing activities	(37,059)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	—	10,009,925
Common stock subscription deposit	—	2,262,000
Refund of over subscription	(40,000)	—
Repayment of convertible notes, net of proceeds	—	(482,400)
Deferred offering costs	—	(282,750)
Net cash provided by (used in) financing activities	(40,000)	11,506,775

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,401,609)	10,002,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,056,346	227,396
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,654,737	$10,230,369

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months ended June 30, 2019	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$68,169,157	$(54,622,513)	$13,964,082
Common stock issued for services	—	—	20,000	200	39,800	—	40,000
Correction of shares outstanding	—	—	19,247	193	(193)	—	—
Common stock issued to an employee	—	—	9,346	94	11,122	—	11,216
Refund of oversubscription	—	—	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	—	—	(4,633,027)	$(4,633,027)
Balance at June 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,179,886	$(59,255,540)	$9,342,271

For the Three Months ended June 30, 2019	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31,2019	1,000,000	$10,000	40,792,510	$407,925	$68,179,886	$(57,132,313)	$11,465,498
Common stock issued for services	—	—	—	—	—	—	—
Correction of shares outstanding	—	—	—	—	—	—	—
Common stock issued to an employee	—	—	—	—	—	—	—
Refund of oversubscription	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,123,227)	$(2,123,227)
Balance at June 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,179,886	$(59,255,540)	$9,342,271

For the Nine Months ended June 30, 2018	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$49,378,447	$(50,201,730)	$(656,932)
Common stock issued for cash	—	—	11,407,400	114,074	9,895, 851	—	10,009,925
Common stock issued to officers and employees	—	—	113,151	1,131	203,657	—	204,788
Common stock issued for services	—	—	10,000	100	14,900	—	15,000
Common stock issued for legal services	—	—	50,000	500	80,500	—	81,000
Convertible notes-issuance of common stock	—	—	362,500	3,625	498,875	—	502,500
Convertible notes-issuance of warrants	—	—	—	—	93,345	—	90,345
Convertible notes-amendment of existing warrants	—	—	—	—	74,041	—	7,4,041
Settlement of convertible note	—	—	121,429	1,214	179,858	—	181,072
Related party conversion of preferred stock	(9,000,000)	(90,000)	13,500,000	135,000	(45,000)	—	—
Net loss	—	—	—	—	—	(2,730,271)	$(2,730,271)
Balance at June 30, 2018	1,000,000	$10,000	32,199,607	$321,995	$60,371,474	$(52,932,001)	$7,771,468

For the Three Months ended June 30, 2018	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31,2018	1,000,000	$10,000	21,999,081	$219,990	$51,485,262	$(52,120,653)	$(405,401)
Common stock issued for cash	—	—	10,094,400	100,944	8,731,656	—	8,832,600
Common stock issued to officers and employees	—	—	24,697	247	36,798	—	37,045
Common stock issued for services	—	—	10,000	100	14,900	—	15,000
Settlement of convertible note	—	—	71,429	714	102,858	—	103,572
Net loss	—	—	—	—	—	(811,348)	$(811,348)
Balance at June 30, 2018	1,000,000	$10,000	32,199,607	$321,995	$60,371,474	$(52,932,001)	$7,771,468

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. In March 2015, the Company changed its name to Cipherloc Corporation. The Company provides technology solutions focused on encryption of data so as to make it resistant to decryption using the most advanced methodologies, including the use of quantum computing.

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

Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019 or any future period. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2018 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2018 included within the Company’s Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At June 30, 2019 and September 30, 2018, cash includes cash on hand and cash in the bank. The Company maintains its cash in accounts held by a large, globally recognized bank, and the balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. At June 30, 2019, $9,404,737 of the Company’s cash balance was uninsured.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the reporting period. The weighted-average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2019 and September 30, 2018, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock.

Diluted net loss per share is the same as basic net loss per share during periods where net losses are incurred because the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the three and nine months ended June 30, 2019, 25,015,866 warrants and 1,500,000 as converted shares of convertible preferred stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and nine months ended June 30, 2018, 14,454,400 warrants to purchase common stock and 1,500,000 as converted shares of convertible preferred stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together we identify as “ASC Topic 606”. This new accounting standard, which we adopted on October 1, 2018 using the permitted modified retrospective method, outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The new standard supersedes most previous revenue recognition guidance, including industry-specific guidance. The effect of the adoption of ASC Topic 606 on retained earnings as of October 1, 2018 was not material. The differences between our reported operating results for the 9 months ended June 30, 2019, which reflect the application of the new standard on our contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, also were not material.

Central to the new revenue recognition guidance is a five-step revenue recognition model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue.

The Company accounts for a promise to provide a customer with a right to access the Company’s intellectual property as a performance obligation satisfied over time because the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its intellectual property as the performance occurs.

SoundFi – Software License Agreement

The Company entered into a one-year agreement renewable for up to 4 years for an annual $50,000 Shield license fee and $25,000 watermark base license fee with SoundFi LLC (“SoundFi”). Residual income to the Company is earned based on the number of audio files downloaded per year with residual earnings of $.012 per download exceeding 3,000,001 and scaling up to $.00075 per download exceeding 100,000,000. During the nine months ended June 30, 2019, the Company recognized $27,850 in licensing revenue. The Company has determined the best method for measuring licensing revenue to be the passage of time and more specifically on a monthly basis. The recognition of residual income occurs on an annual basis based on download volume provided by Soundfi. A download is defined as an audio file downloaded to a mobile device from the Soundfi servers.

Ageos, LLC – Operating Agreement

An operating agreement was entered into with Ageos, LLC and the Company on April 18, 2019. Ageos, LLC agreed to hire competent professionals, establish and maintain an approved government facility and guide engineers to customize the Company’s base products for governmental agency use. The Company agreed to advance Ageos, LLC $1,600,000 commiserate with the responsibilities and operating expense budget provided by Ageos, LLC on a periodic basis. The Company had advanced $828,596 through June 30, 2019 with an additional advance of $145,592 occurring on July 15, 2019. Under the operating agreement, Ageos, LLC was to reimburse the Company from the sale of the software by applying 50% of net revenues earned to repay the advanced operating expenses. The operating agreement was terminated on August 8, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements. Early adoption of the amendments in this standard is permitted for all entities, and the Company may recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide a new transition method and practical expedient for separating components of a contract. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the effect this ASU will have but expect to record a right of use asset and a lease liability equal to the value of the lease payments, reduced by using the rate inferred in the lease.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently not involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations. A disgruntled former consultant has brought an action in Texas state court against the Company and its former chief executive officer, alleging fraud and misrepresentation pertaining to stock and payments alleged to be owed to the consultant. The Company believes it has made all required payments and delivered the stock to the consultant. The consultant has also included a claim of partial ownership of certain of the Company’s patents, which management believes is without merit. The case is currently being defended by the Company and costs relating thereto have been submitted to the Company’s insurance carrier.

In August 2019, the Company initiated litigation against its former Chief Executive Officer, Michael De La Garza (“De La Garza”) in order to stop him from misappropriating the company’s trade secrets, depleting its monies and other assets, damaging the value of the company in the marketplace, and holding himself out as the company’s CEO. On September 25, 2019, the Court entered a temporary injunction against De La Garza enjoining him from numerous acts including representing himself as CipherLoc’s CEO and from interfering with the current CEO’s running the company. This litigation is ongoing, and its resolution is unknown. In addition, the Company formed a special committee to investigate certain activities of the former CEO including the Ageos, LLC Operating Agreement, the QHCI/Noun note receivable, an advance/bonus, personal expenditures, and other items. No amounts have been recorded in these financial statements as expected recoveries.

Leases

In March 2019, the Company guaranteed a lease on behalf of Ageos, LLC in McLean, Virginia. The lease has a term of three years for 4,359 square feet of space in McClean, Virginia. The initial rent cost is $7,991 per month and the lease agreement provides for annual rent increases of approximately 4.0%. The amount of future payments guaranteed is $267,389. The agreement with Ageos was terminated in August 2019 and the Company has made an unwritten offer to assume the lease. No amounts have been accrued for this commitment as of June 30, 2019.

In February 2019, the Company and the landlord for its leased office space in Buda, Texas entered into a new lease agreement, and the Company reduced its rented space from approximately 3,900 to 1,302 square feet. The new lease was effective February 1, 2019 and has a three-year term. The initial monthly rent is $2,566, and the lease agreement provides for annual rent increases of approximately 2.7%. The lease automatically renews for a three-year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term. The amount of future payments guaranteed is $82,074.

In October 2018, the Company leased approximately 3,900 square feet of office space on North Scottsdale Road in Scottsdale, Arizona. The lease for this facility began on October 4, 2018 and continues until October 31, 2021. Annual rent of $77,180 was prepaid for the first year from November 1, 2018 to October 31, 2019, and the lease agreement provides for annual rent increases of approximately 5.0%. The amount of future payments guaranteed is $165,936.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 650,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01 per share.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the nine months ended June 30, 2019, the Company issued 20,000 shares of common stock with a fair value of $40,000 to Pycnocline, LLC for management consulting services, which was recorded in research and development expense.

During the nine months ended June 30, 2019, the Company issued 9,346 shares of common stock with a fair value of $11,216 to an employee, which was recorded as stock-based compensation expenses in research and development expense in the statement of operations.

During the nine months ended June 30, 2019, the Company refunded $40,000 for an oversubscription of common stock made by an investor related to the private placement of shares in fiscal year 2018. The refund was made in lieu of an issuance of shares.

Preferred Stock

Each outstanding share of preferred stock is convertible into the Company’s common stock at a rate of one preferred share to 1.5 common shares. Each share of preferred stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of preferred stock can only convert the shares upon approval of the Company’s board of directors. If declared by the board of directors, holders of preferred stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. In the event of liquidation or dissolution of the Company, holders of preferred stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution to holders of common stock of the Company.

NOTE 6- RELATED PARTY TRANSACTIONS

Skylar, Olivia and Robin De La Garza earned $52,278, $42,176 and $35,000, respectively, in compensation for the 9 months ended June 30, 2019. In August 2019, Robin and Skylar De La Garza were terminated as employees of the Company.

NOTE 7- SUBSEQUENT EVENTS

On July 26, 2019, the Board of Directors accepted the resignation of Michael De La Garza as Chief Executive Officer and appointed Tom Wilkinson as Interim Chief Executive Officer. Mr. De La Garza was subsequently terminated as an employee on August 11, 2019. On August 14, 2019, the Board of Directors formed an Executive Committee, as allowed by the Bylaws, consisting of Mr. Wilkinson, Mr. Ambrose, Dr. Carlson and Dr. Davis. In accordance with the bylaws, the Executive Committee is empowered to execute all business on behalf of the Board of Directors to the fullest extent permitted under Texas law.

On August 8, 2019, the operating agreement with Ageos was terminated.

In August 2019, it was determined that the previously disclosed note receivable from Quality Healthcare International, Inc. (“QHI”) would not be collectible. While the note receivable had been presented to the board for approval, the vast majority of the funds had been paid to Noun Energy, rather than to QHI. Noun Energy is a company doing business in the United Arab Emirates that is believed to be controlled by Mr. De La Garza’s brother. This agreement and the funding are part of an ongoing investigation related to the litigation against Mr. De La Garza discussed in Note 4. The note receivable has been written off as a loss for the quarter ended June 30, 2019 and is included in general and administrative expenses on the statements of operations.

In August 2019, the Board of Directors formed a special committee of independent directors (“Special Committee”) to investigate certain activities of Michael De La Garza. The Special Committee has retained legal counsel, and is authorized to retain forensic accountants, to assist the investigation.

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

Our Business

Cipherloc is a data security solutions company. We are developing an innovative, polymorphic encryption technology designed to enable a significant additional layer of protection to existing solutions. The Company has five international patents and four US patents. We expect to be the industry’s first “Polymorphic Cipher Engine,” called Cipherloc®. We expect to offer the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (“PKPA”) that can be used in any commercial data security industry and/or in sensitive applications.

Results of Operations for the nine months ended June 30, 2019 and 2018

Revenue decreased to $27,850 from $316,248 for the nine months ended June 30, 2019 and 2018, respectively. Conversely, the cost of revenue decreased to zero from $89,230 for the nine months ended June 30, 2019 and 2018, respectively. The decrease in the cost of revenues resulted from limited licensing income earned from the Company requiring no cost of revenues. The decrease in revenues resulted from expiration in the prior year of a four year software license sold in 2014.

General and administrative expenses were $1,986,090 and $838,988 for the nine months ended June 30, 2019 and 2018, respectively. The increases in general and administrative expenses primarily resulted from higher professional fees, including for legal and accounting, higher consulting and contract services, higher salaries and higher rent expense. Additionally, general and administrative expenses include payments to QHI and Noun Energy which are currently under investigation.

Sales and marketing expenses increased to $1,377,045 from $119,433 for the nine months ended June 30, 2019 and 2018, respectively. Sales and marketing expenses increased primarily due to payments made to Ageos during 2019 as well as the hiring of individual sales consultants under contract with the Company.

Research and development costs were $1,303,680 and $576,114 for the nine months ended June 30, 2019 and 2018, respectively. Research and development expenses increased for the nine-month period ended June 30, 2019 primarily as a result of higher salaries and consulting costs.

Interest income, net, was $5,928 for the nine months ended June 30, 2019, respectively.

Liquidity and Capital Resources

We had an accumulated deficit at June 30, 2019 of $59,255,536. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At June 30, 2019, the Company had cash of $9,654,737. We believe that our existing cash will be sufficient to fund future operations for at least the next 12 months.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our statements of cash flow:

	Nine Months Ended
	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(4,324,550)	$(1,503,802)
Investing activities	$(37,059)	$—
Financing activities	$(40,000)	$11,506,775

Operating Activities

Cash used in operating activities was $4,324,550 and $1,503,802 for the nine months ended June 30, 2019 and 2018, respectively. The change in cash used in operating activities was primarily due to increases in the use of working capital as well as payments to Noun Energy and other individuals which are currently under investigation.

Investing Activities

Cash used in investing activities was $37,059 and $0 for the nine months ended June 30, 2019 and 2018, respectively. The increase was for the purchases of fixed assets.

Financing Activities

Cash provided by (used in) financing activities was $(40,000) and $11,506,775 for the nine months ended June 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities was due to the significant share subscriptions and funding that occurred in the prior period, contrasted with a single return of an over-subscription in the current period. In the prior period, the company received approximately $11.5 million of the approximately $16.6 million that was raised in a public offering as described in the September 30, 2018 Form 10-K. In the current period, a single investor was refunded $40 thousand which had been refunded as an oversubscription, and for which shares were not issued.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018 and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018 due to the identification of material weaknesses. Certain transactions that occurred from October 1, 2018 through June 30, 2019 validated that the material weakness had not been remedied as of June 30, 2019. We intend to remediate these material weaknesses during the 2019 fiscal year.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 4 – Commitments and Contingencies of the Notes to the Financial Statements in Part I, Item I of this document.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

3.2	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2019).
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cipherloc Corporation

Date: October 31, 2019	By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cipherloc Corporation

Date: October 31, 2019	By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Principal Financial Officer

