Form 10-K
period 2019-09-30
CIPHERLOC Corp
filed 2020-01-10
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019

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

(512) 649-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[X]	Small reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

On March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $22,051,118 based upon the closing price on that date of the common stock of the registrant on the OTCQB Venture Market of $0.85.

As of January 10, 2020, there were 40,792,510 shares of the issuer’s common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share, issued and outstanding.

CIPHERLOC CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2019 AND 2018

Special Note Regarding Forward-Looking Statements

Some of our statements under “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Notes to Financial Statements and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements.” In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements generally include statements containing:

●	projections about accounting and finances;

●	plans and objectives for the future;

●	projections or estimates about assumptions relating to our performance; or

●	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. Those statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments.

PART I

ITEM 1. BUSINESS

Overview

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in the State of Texas on June 22, 1953 as American Mortgage Company. Effective August 27, 2014, the Company changed its name to Cipherloc Corporation. Our headquarters are located at 825 Main Street, Suite 100, Buda, Texas. Our website is www.cipherloc.net. The information contained, or referred to, on our website is not part of this Annual Report on Form 10-K unless expressly noted.

Business Strategy

We are developing products and services around its patented polymorphic encryption technology designed to enable a more efficient and stronger layer of protection to be added to existing solutions which we believe could be the industry’s first “Polymorphic Cipher Engine”, which we call Cipherloc®. We anticipate offering the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (“PKPA”). We believe this morphing cipher can be used in any commercial data security industry and/or in sensitive applications.

Our innovative and patented polymorphic technology eliminates the flaws and inadequacies associated with today’s encryption algorithms. Instead of dealing with large monolithic blocks of data, our approach decomposes the information to be protected into multiple segments. These individual segments each have a unique encryption key, utilize different encryption algorithms, are randomly grouped into different lengths, and can be further re-encrypted. Since segments are independent from each other and are individually protected, our technology is not susceptible to computational attacks. In fact, the strength of our technology improves as compute power increases.

Products and Services

During 2019 and 2018, the Company attempted to market several products, services and solutions.  The initial solution suite was marketed under several product names. CipherLoc EDGE, a solution to be installed on mobile/handset devices, EDGE was to enable data to be securely sent between any two mobile devices. CipherLoc ENTERPRISE, a solution to be installed on desktops, laptops and tablet computers, ENTERPRISE was to enable data to be securely sent between any two platforms. CipherLoc GATEWAY, a solution to be installed on servers, GATEWAY was to enable end-to-end data protection to and from servers, computers, tablets, and/or mobile devices via the GATEWAY-protected servers. CipherLoc SHIELD, a solution to be used as a data storage platform.

During 2019 and 2018, there were forward-looking public announcements by the Company’s then-management of product names or segments that were not delivered to the market and are not presently available to customers. Current management is reassessing all those previous public claims. Looking forward, the Company will be investing material resources only with products and services that are deliverable, have viable economic potential, and may be publicly disclosed without adversely affecting the Company's competitive position. The core of the Company’s product and service offerings will continue to be built around its patents and its polymorphic encryption technology which is a highly secure, quantum-safe data protection technology carrying FIPS 140-2 (Federal Information Processing Standard 140-2) validation certificate #3381 for the “CipherLoc Polymorphic Encryption Engine Core” solution by the National Institute of Standards and Technology (NIST).

Research and Development

Our research and development expenditures for the years ended September 30, 2019 and 2018 were $1,744,480 and $873,107, respectively. During December 2019, management determined that the maturity of the Company’s patented technology justified a cessation of academic research activity and the elimination of the chief scientist’s role leading academic efforts. Cost savings from those actions are now allocated entirely to product development, product engineering, and revenue-generating sales activity.

Competition

The encryption software market sector is highly competitive, subject to rapid change, and significantly affected by new product introductions and other activities of market participants.

Some of our competitors in certain markets have greater financial, technical, sales, marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business.

We believe that our future results depend largely upon our ability to better serve customers and by offering new product enhancements whether by internal development or acquisition. We also believe we must continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, reputation, and price.

Some of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. We anticipate we will face increasing pricing pressures from competitors in the future. Given that there are low barriers to entry into the software market and that the market is subject to rapid technological change, we believe that competition will persist and intensify in the future.

Intellectual Property

Protective Measures

Our intellectual property is an important and vital asset of our company that enables us to develop, market, and sell our products and services and enhance our competitive position. Intellectual property includes our proprietary business and technical know-how, inventions, works of authorship, and confidential information. To protect our intellectual property, we rely primarily upon legal rights in trade secrets, patents, copyrights, and trademarks, in addition to company policies and procedures, security practices, contracts, and relevant operational measures.

We protect the confidentiality of proprietary information by entering into non-disclosure agreements with our employees, contractors, and channel and business partners, and we enter into license agreements with respect to our software and proprietary information that include confidentiality terms. These agreements are generally non-transferable and have either a perpetual or time-limited term. We also employ access controls and associated security measures to protect our facilities, equipment, and networks.

Patents, Copyrights, Trademarks, and Licenses

Our products, particularly our software and related documentation, are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary rights. Currently, we have 5 patents, with approximately 3 patents pending with the U.S. Patent and Trademark Office. We employ procedures to label copyrightable works with the appropriate proprietary rights notices, and we actively enforce these rights in the U.S. and abroad. However, these measures may not provide adequate protection, and our intellectual property rights may be challenged.

Cipherloc, and associated logo, is a registered trademark of the Company in the U.S. In the U.S., we are generally able to maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use.

Government Regulations

Export Control Regulations. It is expected that all our products will be subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. The level of control generally depends on the nature of the goods and services in question. For example, the level of control is impacted by the nature of the software and encryption incorporated into our products. Where controls apply, the export of our products may require an export license or authorization or that the transaction qualifies for a license exception or the equivalent and may also be subject to corresponding reporting requirements. For the export of some of our products, we may be subject to various post-shipment reporting requirements. Minimal U.S. export restrictions apply to all our products, whether or not they perform encryption functions. In the event we become a Department of Defense contractor, there are certain registration requirements that may be triggered by our sales. In addition, certain of our items and/or transactions may be subject to the International Traffic in Arms Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes. Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department.

Enhancements to existing products may, and new products will, be subject to review under the Export Administration Act to determine what export classification they will receive. In light of the ongoing discussions regarding anti-terrorism legislation in the U.S. Congress, there continues to be discussions regarding the correct level of export control. Export regulations may be modified at any time. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally. We will complete technical reviews on any new products that we acquire or develop that may be subject to these regulations before we can export them.

Privacy Laws. We may be subject to various international, federal and state regulations regarding the treatment and protection of personally identifying and other regulated information. Applicable laws may include, without limitation, U.S. federal laws and implementing regulations such as the GLBA and HIPAA, as well as state laws and regulations, and international laws and regulations including the European Union General Data Protection Regulation, or the GDPR, which replaced the European Union Data Protection Directive in May 2018. Additionally, some of these laws have requirements on the transmittal of data from one jurisdiction to another. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. Additionally, if we transfer data in violation of these laws, we could be subjected to substantial fines. To mitigate the risk of compromised information, we use encryption and other security to protect our databases.

Personnel

As of the date of this Annual Report on Form 10-K, we have 11 full-time employees.

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

Because our common stock is quoted on the OTCQB instead of national exchange, our investors may have a difficulty selling their stock or may experience negative volatility on the market price of our common stock.

Our common stock is traded on the OTCQB Venture Market (“OTCQB”) operated by the OTC Markets Group. The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

We depend significantly upon the continued involvement of our present management.

The Company’s success depends significantly upon the involvement of our present management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for individuals with expertise in this industry could be intense and there are no assurances that these individuals will be available to us.

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

Members of our board of directors own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Members of our board of directors, together with our officers, beneficially own approximately 35.88% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

Risks Related To Our Industry

We face intense competition.

We expect to experience intense competition across all markets for our products and services. Although we believe our business and product portfolio will be a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low, and products, once developed, can be distributed broadly and quickly at a relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our anticipated products. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

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

We expect to make acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

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

The exercise of options and warrants and/or the conversion of preferred stock will dilute the shareholder’s ownership percentage. We may issue options to purchase or grant up to an aggregate of 3,000,000 shares of common stock under our 2019 Stock Grant/Option Plan. We also have outstanding warrants to purchase 24,290,866 shares of our common stock. In the future, we may grant additional stock options, warrants, or convertible securities. The exercise or conversion of stock options, warrants, preferred stock, or convertible securities will dilute the ownership percentage of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert their securities when we are able to obtain additional equity capital on terms more favorable than these securities.

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

Most of our shares of common stock are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors and make it more difficult for us to raise additional funds through equity offerings in the future.

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

Our Articles of Incorporation allow us to issue preferred stock without shareholder approval.

Our board of directors has “blank check” authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any additional vote or action by our shareholders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. For example, we could issue preferred stock that has superior rights to dividends or is convertible into shares of common stock. This might adversely affect the market price of the common stock.

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

Our past growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected, and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

The future issuance of equity or of other securities that are convertible into equity may dilute your investment and reduce your equity interest.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares of our common stock or other securities convertible into shares of our common stock, our stockholders’ ownership interests in our Company will be diluted. Future issuances of our common stock, other equity securities or other securities convertible into shares of our common stock or other equity securities, the exercise of currently outstanding or future options or warrants for our common stock, or the perception that such sales or exercises may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office space at 825 Main Street, Suite 100, Buda, Texas for our headquarters. In February 2019, we entered into a lease agreement with our landlord for approximately 1,302 square feet. The lease was effective February 1, 2019 and has a three-year term. The initial monthly rent is $2,566, and the lease agreement provides for annual rent increases of approximately 2.7%. The lease automatically renews for a three-year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term. The amount of future payments guaranteed is $74,388.

ITEM 3. LEGAL PROCEEDINGS

See “Litigation” in Note 7 – Commitments and Contingencies of the Notes to the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the over-the-counter market and quoted on the OTCQB Venture Market run by OTC Markets Group under the symbol “CLOK.”

As of January 9, 2020, there were 40,792,510 shares of common stock of the Company issued and outstanding, and there were 1,189 holders of the Company’s common stock.

Dividends

We did not declare any dividends for the year ended September 30, 2019. Our Board of Directors does not intend to declare dividends in the foreseeable future. The declaration, payment, and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Cipherloc’s Transfer Agent and Registrar for the common stock is Pacific Stock Transfer Corporation located in Las Vegas, Nevada.

Recent Sales of Unregistered Securities

Stock Issued for Cash

During the year ended September 30, 2019, there was no stock issued for cash.

Stock and Stock Options Issued to Board of Directors and Officers

During the year ended September 30, 2019, the Company issued 9,346 shares of common stock with a fair value of $11,216 to its employees as part of their compensation. The Company also issued 1,100,000 stock options to members of the board of directors and officers with a Black Scholes value of $862,000 to vest ratably over a three-year period. Stock compensation expense for $45,942 was recognized in the period.

Stock Issued for Services

During the year ended September 30, 2019, the Company issued 20,000 shares of common stock with a fair value of $40,000 to Pycnocline, LLC for consulting services rendered.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Our Business

We are developing products and services around its patented polymorphic encryption technology designed to enable a more efficient and stronger layer of protection to be added to existing solutions which we believe could be the industry’s first “Polymorphic Cipher Engine”, which we call Cipherloc®. We anticipate offering the first secure commercially viable advanced “Polymorphic Key Progression Algorithmic Cipher Engine” (“PKPA”). We believe this morphing cipher can be used in any commercial data security industry and/or in sensitive applications.

Our innovative and patented polymorphic technology eliminates the flaws and inadequacies associated with today’s encryption algorithms. Instead of dealing with large monolithic blocks of data, our approach decomposes the information to be protected into multiple segments. These individual segments each have a unique encryption key, utilize different encryption algorithms, are randomly grouped into different lengths, and can be further re-encrypted. Since segments are independent from each other and are individually protected, our technology is not susceptible to computational attacks. In fact, the strength of our technology improves as compute power increases.

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

Our critical accounting policies and estimates are those related to revenue recognition, deferred income taxes, accounting for share-based payments, and litigation.

Revenue Recognition. We adopted the new accounting revenue standard for revenue recognition effective October 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under this new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous revenue guidance. See Note (1) Summary of Significant Accounting Policies.

We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller and distributor customers typically send us a purchase order when they have an end user identified.

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. For products and services aside from maintenance and support, the Company estimates SSP by adjusting the list price by historical discount percentages. SSP for software and hardware maintenance and support fees is based on the stated percentages of the fees charged for the respective products.

The Company’s perpetual and term software licenses have significant standalone functionality and therefore revenue allocated to these performance obligations are recognized at a point in time upon electronic delivery of the download link and the license keys. For certain arrangements revenue is recognized based on usage or ratably over the term of the arrangement.

Product maintenance and support services are satisfied over time as they are stand-ready obligations throughout the support period. As a result, revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract.

Revenues associated with professional services are recognized at a point in time upon customer acceptance.

Accounting for Share-Based Payments. As discussed further in Note (10) Share-Based Payment Arrangements, to our consolidated financial statements, we account for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended September 30, 2019 and 2018 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Accounting for Convertible Debt and Embedded Derivatives. Convertible debt is accounted for under the guidelines established by Accounting Standards Topic (“ASC”) 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion feature, a derivative instrument, which is treated as an additional discount to the instruments where derivative accounting does not apply. This applies during the period for which embedded conversion features are either fixed, contingently convertible, or cash or net settlement is in control of the Company. When equity instruments, such as warrants, are issued with convertible debt, the net proceeds from the transaction are allocated to the convertible debt and equity instruments based on their relative fair values. The proceeds allocated to the equity instruments may reduce the carrying value of the convertible debt, and such discount is amortized to interest expense over the term of the debt. The amount of the warrants and beneficial conversion feature will reduce the carrying value of the debt instrument to zero, but no further. The discount relating to the initial recording of the original issue discounts, issue costs, warrants and beneficial conversion feature are accreted, together with the premium, over the estimated term of the debt.

The excess of fair value of the embedded conversion feature, together with the original issue discounts, warrants, and issue costs over the face value of the debt, is recorded as an immediate charge in the accompanying statements of operations and cash flows. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations.

Results of Operations

Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018

Revenue decreased to $46,600 from $316,248 for the years ended September 30, 2019 compared with the same period in 2018. Conversely, the cost of revenue decreased to zero from $89,230 for the years ended September 30, 2019 compared with 2018. The decrease in the cost of revenues resulted from limited licensing income earned from the Company requiring no cost of revenues. The decrease in revenues resulted from expiration in the prior year of a four-year software license sold in 2014.

General and administrative expenses increased to $3,372,047 from $1,844,903 for the years ended September 30, 2019 compared with the same period in 2018. The increases in general and administrative expenses primarily resulted from higher professional fees, including for legal and accounting, higher consulting and contract services, higher salaries and higher rent expense. Payroll tax expense increased by $244,000 related to both employer and employee expense associated with historical stock grants issued to employees. Additionally, general and administrative expenses include payments totaling $416,000 to Quality Healthcare International, Inc. (“QHI”) and Noun Energy which are currently under investigation.

Sales and marketing expenses increased to $1,772,197 from $545,250 for the years ended September 30, 2019 compared with the same period in 2018. Sales and marketing expenses increased primarily due to payments made to Ageos during 2019 as well as the hiring of individual sales consultants under contract with the Company.

Research and development expenses increased to $1,744,480 from $873,107 for the years ended September 30, 2019 compared with the same period in 2018. Research and development expenses increased primarily as a result higher salaries and consulting costs.

Settlement expense was $0 for the year ended September 30, 2019, as compared to $81,000 for the year ended September 30, 2018. Settlement expense for the year ended September 30, 2018 was due to the issuance of 50,000 shares of common stock to settle a legal claim.

Total other expenses, net, decreased to $8,101 from $(1,303,541) for the years ended September 30, 2019 and 2018, respectively. The decrease was due to the following expenses from 2018:

1.	Net loss on extinguishment of convertible notes totaling $317,268. The Company recognized a $358,038 loss on extinguishment related to the amendment of the convertible note with FirstFire Global Opportunities Fund, LLC (“FirstFire”) in December 2017, as well as a $153,621 loss on extinguishment related to the redemption of the convertible note with Peak One Opportunity Fund LP (“Peak One”) in April 2018. These losses were partially offset by a $194,391 gain on extinguishment related to the settlement of the amended FirstFire convertible note in March 2018.

2.	The Company recognized a loss of $486,745 in December 2017, resulting from the excess fair value of the embedded conversion feature in the Peak One convertible note and of the equity instruments issued with the Peak One convertible note.

3.	Changes in the fair value of the embedded conversion features in the FirstFire and Peak One convertible notes during the year ended September 30, 2018, totaling $8,536.

4.	An increase in interest income (expense), net, to $8,101 from $(490,992) for the years ended September 30, 2019 and 2018, respectively, due to interest incurred on the Company’s convertible notes with FirstFire and Peak One that were outstanding during the year ended September 30, 2018 and interest income earned on excess cash equivalents during the year ended September 30, 2019.

Liquidity and Capital Resources

We have an accumulated deficit at September 30, 2019 of $61,456,536. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At September 30, 2019, the Company had cash of $7,839,472. We believe that our existing cash balances are sufficient to fund future operations for the next 12 months.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(6,139,815)	$(2,299,459)
Investing activities	$(37,059)	$(14,429)
Financing activities	$(40,000)	$16,142,838

Operating Activities

Cash used in operating activities was $6,139,815 and $2,299,459 for the years ended September 30, 2019 and 2018, respectively. The increase in cash used for operating activities was primarily an increase in net operating loss net of noncash items of $5,176,984, a favorable increase in prepaid expense of $116,719, offset by an unfavorable increase in liabilities of $1,453,348.

Investing Activities

Cash used in investing activities was $37,059 and $14,429 for the years ended September 30, 2019 and 2018, respectively. The increase in cash used for investing activities was due to an increase in fixed asset purchases.

Financing Activities

Cash used by financing activities was $40,000 versus cash provided of $16,142,838 for the years ended September 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities was due to a payout related to an oversubscription on a capital raise as opposed to last year increase due to the issuances of common stock for cash.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cipherloc Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cipherloc Corporation (the “Company”) as of September 30, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Briggs & Veselka Co.
We have served as the Company’s auditor since 2019.
Houston, Texas

January 10, 2020

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Armanino LLP
We have served as the Company’s auditor during 2018.
San Francisco, California
December 31, 2018

CIPHERLOC CORPORATION

BALANCE SHEETS

	As of September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,839,472	$14,056,346
Prepaid expenses	121,371	—
Total current assets	7,960,843	14,056,346

Other assets	7,566	12,218
Fixed assets, net	40,182	20,050
Total assets	$8,008,591	$14,088,614

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$650,681	$52,043
Accrued compensation	142,293	72,489
Deferred revenue-current	28,400	—
Total current liabilities	821,374	124,532

Total liabilities	821,374	124,532

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,000,000 and 1,000,000 issued and outstanding as of September 30, 2019 and 2018, respectively	10,000	10,000
Common stock, $0.01 par value, 681,000,000 shares authorized; 40,792,510 and 40,743,917 issued and outstanding as of September 30, 2019 and 2018, respectively	407,925	407,438
Additional paid-in capital	68,225,828	68,169,157
Accumulated deficit	(61,456,536)	(54,622,513)
Total stockholders’ equity	7,187,217	13,964,082
Total liabilities and stockholders’ equity	$8,008,591	$14,088,614

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended
	September 30,
	2019	2018
Revenues	$46,600	$316,248

Cost of revenues	—	89,230
Gross profit	46,600	227,018

Operating expenses:
General and administrative	3,372,047	1,844,903
Sales and marketing	1,772,197	545,250
Research and development	1,744,480	873,107
Settlement expenses	—	81,000
Total operating expenses	6,888,724	3,344,260

Operating loss	(6,842,124)	(3,117,242)

Other (expenses) income:
Loss on extinguishment of convertible notes	—	(317,268)
Excess fair value of derivatives in convertible note	—	(486,745)
Change in fair value of embedded conversion features in convertible notes	—	(8,536)
Interest income (expense), net	8,101	(490,992)
Total other expenses, net	8,101	(1,303,541)

Net loss	$(6,834,023)	$(4,420,783)

Net loss per common share - Basic and diluted:	$(0.17)	$(0.20)

Weighted average common shares outstanding - Basic and diluted	40,792,510	22,502,166

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2017	10,000,000	$100,000	6,635,127	$66,351	$49,378,447	$(50,201,730)	$(656,932)
Common stock issued for cash, net of offering costs of $2,356,662	—	—	18,909,900	189,099	16,436,139	—	16,625,238
Common stock issued to officers and employees	—	—	766,033	7,660	1,464,941	—	1,472,601
Common stock issued for services	—	—	10,000	100	14,900	—	15,000
Common stock issued for legal settlement	—	—	50,000	500	80,500	—	81,000
Common stock issued for warrant exercise	—	—	388,928	3,889	(3,889)	—	—
Convertible notes – issuance of common stock	—	—	362,500	3,625	498,875	—	502,500
Convertible note – issuance of warrants	—	—	—	—	90,345	—	90,345
Convertible note – amendment of existing warrants	—	—	—	—	74,041	—	74,041
Settlement of convertible note	—	—	121,429	1,214	179,858	—	181,072
Related party conversion of preferred stock	(9,000,000)	(90,000)	13,500,000	135,000	(45,000)	—	—
Net loss	—	—	—	—	—	(4,420,783)	(4,420,783)
Balance at September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$68,169,157	$(54,622,513)	$13,964,082
Common stock issued to an employee	—	—	9,346	94	11,122	—	11,216
Stock option expense issued to directors and officers	—	—	—	—	45,942	—	45,942
Common stock issued for services	—	—	20,000	200	39,800	—	40,000
Correction of shares outstanding	—	—	19,247	193	(193)	—	—
Refund of oversubscription	—	—	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	—	—	(6,609,867)	(6,834,023)
Balance at September 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,225,828	$(61,456,536)	$7,187,217

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,834,023)	$(4,420,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,927	5,548
Stock-based compensation	57,158	1,472,601
Stock issued for services	40,000	15,000
Settlement expenses	—	81,000
Loss on extinguishment of convertible notes	—	317,268
Termination of software license	—	—
Excess fair value of derivatives in convertible note	—	486,745
Change in fair value of embedded conversion features in convertible notes	—	8,536
Debt discount amortization	—	491,132
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(116,719)	—
Accounts payable and accrued liabilities	598,638	(7,720)
Accrued compensation	69,804	(432,538)
Deferred revenue	28,400	(316,248)
Net cash used in operating activities	(6,139,815)	(2,299,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(37,059)	(14,429)
Net cash used in investing activities	(37,059)	(14,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash, net of offering costs of $2,356,662	—	16,625,238
Repayment of oversubscription	(40,000)	—
Proceeds from convertible notes, net	—	242,600
Repayment of convertible notes	—	(725,000)
Net cash used/provided by financing activities	(40,000)	16,142,838

INCREASE (DECREASE) IN CASH	(6,216,874)	13,828,950
CASH, BEGINNING OF YEAR	14,056,346	227,396
CASH, END OF YEAR	$7,839,472	$14,056,346

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock with convertible notes	$—	$502,500
Issuance of warrants with convertible note	$—	$90,345
Amendment of warrants issued with convertible note	$—	$74,041
Settlement of convertible note	$—	$181,072

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 1- DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in Texas on June 22, 1953 as American Mortgage Company. Effective August 27, 2014, the Company changed its name to Cipherloc Corporation.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and 2018. At September 30, 2019 and 2018, cash includes cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. As of September 30, 2019, $7,339,472 of the Company’s cash balance was uninsured. The Company has not experienced any losses on cash.

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. There was no impairment recorded during the years ended September 30, 2019 and 2018.

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

Customer Concentration

During the years ended September 30, 2019 and 2018, one customer accounted for 100% of revenues. The loss of this customer would not have a significant impact on operations.

Revenue Recognition

The Company derives its revenue from sales of its products, support and services. Product revenue consists of the Company’s software sold as complete turn-key integrated solutions, as stand-alone software applications or sold on a subscription or consumption basis. Depending on the nature of the arrangement revenue, related to turn-key solutions and stand-alone software applications are generally recognized upon shipment and delivery of license keys. For certain arrangements revenue is recognized based on usage or ratably over the term of the arrangement. Support and services revenue consist of both maintenance revenues and professional services revenues. Revenue is recorded net of applicable sales taxes.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller and distributor customers typically send the Company a purchase order when they have an end user identified.

Nature of Products and Services

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. In cases where the license is being modified at the direction of the customer the revenue is being recognized ratably over the term of the arrangement. Revenue allocated to software maintenance and support services is recognized ratably over the contractual support period.

Professional services are primarily related to software implementation services and associated revenue is recognized upon customer acceptance.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract asset or receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For perpetual licenses with multi-year product maintenance agreements, the Company generally invoices customers at the beginning of the coverage period. For multi-year subscription licenses, the Company generally invoices customers annually at the beginning of each annual coverage period. The Company records a contract asset related to revenue recognized for multi-year on-premises licenses as its right to payment is conditioned upon providing product support and services in future years.

There were no accounts receivable balances at September 30, 2019 and 2018. There was no adjustment needed to accounts receivable for the cumulative effect of applying ASC 606 under the modified retrospective method. There was no impact on the opening balance contract assets and liabilities, for the cumulative effect of applying ASC 606 under the modified retrospective method as of October 1, 2018.

Deferred revenue is comprised mainly of unearned revenue related maintenance and technical support on term and perpetual licenses. Maintenance and technical support revenue are recognized ratably over the coverage period. Deferred revenue also includes contracts for professional services to be performed in the future which are recognized as revenue when the company delivers the related service pursuant to the terms of the customer arrangement.

Changes in deferred revenue were as follows:

Twelve Months Ended September 30, 2019
Balance at September 30, 2018	$-
Cumulative effect of applying ASC 606 under the modified retrospective method*	-
Deferral of revenue	75,000
Recognition of revenue	(46,600)
Balance at September 30, 2019	$28,400

*See Note (1) Summary of Significant Accounting Policies, section (s) to our Financial Statements for further information.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $28,400 as of September 30, 2019, of which the Company expects to recognize 100% of the revenue over the next 12 months.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with maintenance and support revenue recognized ratably over the contract period, and multi-year on-premises licenses that are invoiced annually with product revenue recognized upon delivery.

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. For products and services aside from maintenance and support, the Company estimates SSP by adjusting the list price by historical discount percentages. SSP for software and hardware maintenance and support fees is based on the stated percentages of the fees charged for the respective products. The Company’s perpetual and term software licenses may have significant standalone functionality and therefore revenue allocated to these performance obligations are recognized at a point in time upon electronic delivery of the download link and the license keys. In cases where the license is being modified at the direction of the customer the revenue is being recognized ratably over the term of the arrangement. Product maintenance and support services are satisfied over time as they are stand-ready obligations throughout the support period. As a result, revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract.

Revenues associated with professional services are recognized at a point in time upon customer acceptance.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that its sales commission program meets the requirements for cost capitalization. Total capitalized costs to obtain a contract were immaterial during the periods presented. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

Software license revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period. When the fair value of VSOE of post contract customer support cannot be determined, the revenue is recognized ratably over the contract period. The only remaining undelivered element was post contract support services, and accordingly, the revenues were recognized on a pro rata basis prospectively over the terms of the related contracts. Deferred revenue results from fees billed to or collected from customers for which revenue has not yet been recognized.

The Company had deferred revenue of $28,400 and $0 as of September 30, 2019 and 2018, respectively.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the years ended September 30, 2019 and 2018 were $1,744,480 and $873,107, respectively.

Stock-Based Compensation

The Company measures the cost of services provided by employees and non-employees in exchange for an award of an equity instrument based on the grant-date fair value of the award. There were both fully vested stock grants and stock options granted to employees and non-employees during the year ended September 30, 2019. As such, compensation cost was recognized for grant as well as a ratable portion for the stock options vesting over a three-year time frame. All equity awards granted to employees and non-employees during the year ended September 30, 2018 were fully vested upon grant. As such, compensation cost was recognized at the time of the grant.

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of actual forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions during the years ended September 30, 2019 or 2018.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2019, and 2018, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the years ended September 30, 2019 and 2018, 24,290,866 warrants, 1,100,000 stock options, and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Liquidity and Going Concern Considerations

The Company feels the cash on hand is sufficient to enable the Company to continue in operation through January 2021.

Recent Accounting Announcements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. There have been several ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

NOTE 3 – FIXED ASSETS, NET

As of September 30, 2019, and 2018, fixed assets consisted of the following:

	September 30,
	2019	2018
Equipment and furniture	$37,875	$11,042
Leasehold improvements	17,630	10,542
Software	12,676	9,538
	68,181	31,122
Accumulated depreciation	(27,999)	(11,072)
Fixed assets, net	$40,182	$20,050

Depreciation expense for the years ended September 30, 2019 and 2018 was $16,927 and $5,548, respectively.

NOTE 4 – SOFTWARE LICENSES

SoundFi – Software License Agreement

The Company entered into a one-year agreement renewable for up to 4 years for an annual $50,000 Shield license fee and $25,000 watermark base license fee with SoundFi LLC (“SoundFi”). Residual income to the Company is earned based on the number of audio files downloaded per year with residual earnings of $.012 per download exceeding 3,000,001 and scaling up to $.00075 per download exceeding 100,000,000. During the year ended September 30, 2019, the Company recognized $46,600 in licensing revenue. The Company has determined the best method for measuring licensing revenue to be the passage of time and more specifically on a monthly basis because the customer can request modifications over the term of the arrangement. The recognition of residual income occurs on an annual basis based on download volume provided by Soundfi. A download is defined as an audio file downloaded to a mobile device from the Soundfi servers.

Gawk

On June 14, 2014, the Company entered into a license agreement with Gawk to use the Cipherloc engine for $1,125,000 for a period of four (4) years. This customer licensed the CipherShop-Cipherloc encryption software technology and support services. The Company was not required to make significant modifications at the time the contract was executed. Prior to this, the Company had never sold or licensed the CipherShop-Cipherloc encryption software, nor any support services for such. Under the license agreement, the Company was to provide access to its software on an operational basis and provide training. The Company would also provide unspecified upgrades, if and when available, and 24/7 support over the license term. No VSOE was known for any of the elements. After the agreement was executed, the licensee requested modifications to the software because they could not otherwise use the software. The Company made the requested modifications to the software and delivered the finished product in late December 2015; thus, delivery had not deemed to have occurred until such date. The contract termination date was not extended beyond the initial date of June 2018. Revenues were recorded from the date of delivery over the remaining term of the agreement or approximately 30 months. For these reasons, revenue is recognized ratably from December 2015 until June 2018. During the year ended September 30, 2018, the Company recognized revenues of $316,248.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Employees related to Ex Chief Executive Officer

Skylar, Olivia and Robin De La Garza earned $52,278, $47,176 and $53,000, respectively, in compensation for the year ended September 30, 2019. In August 2019, Robin and Skylar De La Garza were terminated as employees of the Company. The Company also paid $11,394 in educational costs of Skylar De La Garza and $6,200 in moving expenses of Olivia De La Garza

Notes Payable to Ex Chief Executive Officer

In September 2017, the Company’s Chief Executive Officer (“CEO”) issued four notes with an aggregate principal amount of $70,000 to the Company. The notes bore interest at 3% per annum and matured one year from the issuance date. The Company repaid all four notes in full during September 2018. As of September 30, 2018, there were no outstanding notes payable to the CEO.

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

In August 2019, the Board of Directors formed a special committee of independent directors (“Special Committee”) to investigate certain activities of Michael De La Garza (“De La Garza”). The Special Committee has retained legal counsel, and is authorized to retain forensic accountants, to assist the investigation.

In August 2019, the Company initiated litigation against its former Chief Executive Officer, De La Garza in order to stop him from misappropriating the company’s trade secrets, depleting its monies and other assets, damaging the value of the company in the marketplace, and holding himself out as the company’s CEO. On September 25, 2019, the Court entered a temporary injunction against De La Garza enjoining him from numerous acts including representing himself as CipherLoc’s CEO and from interfering with the current CEO’s running the company. This litigation is ongoing, and its resolution is unknown. The Special Committee is investigating certain activities of the former CEO including the Ageos, LLC Operating Agreement, the QHCI/Noun note receivable, an advance/bonus, personal expenditures, and other items. All amounts expended have been expensed as of September 30, 2019. No amounts have been recorded in these financial statements as expected recoveries.

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

In August 2019, it was determined that the previously disclosed note receivable from QHI would not be collectible. While the note receivable had been presented to the board for approval, a vast majority of the funds had been paid to Noun Energy, rather than to QHI. Noun Energy is a company doing business in the United Arab Emirates that is believed to be controlled by Mr. De La Garza’s brother. This agreement and the funding are part of an ongoing investigation related to the litigation against Mr. De La Garza discussed in Note 4. The note receivable has been written off as a loss for the quarter ended June 30, 2019 and is included in general and administrative expenses on the statements of operations.

Leases

In March 2019, the Company guaranteed a lease on behalf of Ageos, LLC in McLean, Virginia. The lease has a term of three years for 4,359 square feet of space in McClean, Virginia. The initial rent cost is $7,991 per month and the lease agreement provides for annual rent increases of approximately 4.0%. The amount of future payments guaranteed is $267,389. The agreement with Ageos was terminated in August 2019 and the Company has made an unwritten offer to assume the lease. No amounts have been accrued for this commitment as of September 30, 2019.

In February 2019, the Company and the landlord for its leased office space in Buda, Texas entered into a new lease agreement, and the Company reduced its rented space from approximately 3,900 to 1,302 square feet. The new lease was effective February 1, 2019 and has a three-year term. The initial monthly rent is $2,566, and the lease agreement provides for annual rent increases of approximately 2.7%. The lease automatically renews for a three-year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term. The amount of future payments guaranteed is $74,388.

In October 2018, the Company leased approximately 3,900 square feet of office space on North Scottsdale Road in Scottsdale, Arizona. The lease for this facility began on October 4, 2018 and continues until October 31, 2021. Annual rent of $77,180 was prepaid for the first year from November 1, 2018 to October 31, 2019, and the lease agreement provides for annual rent increases of approximately 5.0%. The amount of future payments guaranteed is $172,369.

Future annual minimum lease obligations at September 30, 2019 are as follows:

Year Ending September 30,	Amount
2020	$112,074
2021	87,433
2022	47,249
$246,756

Rent expense totaled $150,575 and $99,209 for the years ended September 30, 2019 and 2018, respectively.

Ageos, LLC – Operating Agreement

An operating agreement was entered into with Ageos, LLC and the Company on April 18, 2019. Ageos, LLC agreed to hire competent professionals, establish and maintain an approved government facility and guide engineers to customize the Company’s base products for governmental agency use. The Company agreed to advance Ageos, LLC $1,600,000 commiserate with the responsibilities and operating expense budget provided by Ageos, LLC on a periodic basis. The Company had advanced $974,188 through September 30, 2019. Under the operating agreement, Ageos, LLC was to reimburse the Company from the sale of the software by applying 50% of net revenues earned to repay the advanced operating expenses. The operating agreement was terminated on August 8, 2019.

In August 2019, it was determined that the previously disclosed note receivable from Quality Healthcare International, Inc. (“QHI”) would not be collectible. While the note receivable had been presented to the board for approval, a vast majority of the funds had been paid to Noun Energy, rather than to QHI. Noun Energy is a company doing business in the United Arab Emirates that is believed to be controlled by Mr. De La Garza’s brother. This agreement and the funding are part of an ongoing investigation related to the litigation against Mr. De La Garza discussed in Note 4. The note receivable has been written off as a loss for the quarter ended June 30, 2019 and is included in general and administrative expenses on the statements of operations.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2019, and 2018, the Company had 40,792,510 and 40,743,917 shares of common stock outstanding, respectively, and were authorized to issue 681,000,000 shares of common stock at a par value of $0.01.

Common Stock Issued for Cash

During the year ended September 30, 2019, the Company refunded $40,000 for an oversubscription of common stock made by an investor related to the private placement of shares in fiscal year 2018. The refund was made in lieu of an issuance of shares.

During the year ended September 30, 2018, through the utilization of Private Placement Memorandums (PPMs) and upon receipt of executed Subscription Agreements, the Company issued 18,909,900 shares of common stock for $16,625,238 in net cash proceeds pursuant to the exemption from the registration provisions of the Securities Act, as amended, afforded by Rule 506 of Regulation D.

Common Stock and Stock Options Issued to Directors and Offices

During the year ended September 30, 2019, the Company issued 9,346 vested shares of common stock with a fair value of $11,216 to an employee, which was recorded as stock-based compensation expenses in research and development expense in the statement of operations.

During the year ended September 30, 2019, the Company issued 1,100,000 shares of stock options to the Board of Directors and officers with a fair value of $862,000, of which $42,942 was recorded as stock-based compensation expenses in research and development and general administration expense. Options will vest over a three-year period ratably. Of the 1,100,000, 1,000,000 options have a strike price of $0.85 and the remaining 100,000 have a strike price of $0.75.

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

Common Stock Issued for Services

During the year ended September 30, 2019, the Company issued 20,000 shares of common stock with a fair value of $40,000 to Pycnocline, LLC for management consulting services, which was recorded in research and development expense.

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

Preferred Stock

As of September 30, 2019, and 2018, the Company had 1,000,000 and 1,000,000 shares of restricted preferred stock outstanding, respectively, and was authorized to issue 10,000,000 shares of preferred stock at a par value of $0.01. Each share of preferred stock is convertible into the Company’s common stock at a rate of one (1) preferred share to 1.5 common shares. Each share of preferred stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of preferred stock can only convert the shares if agreed to by the Board of Directors. If declared by the Board of Directors, holders of preferred stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. In the event of liquidation or dissolution of the Company, holders of preferred stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution to holders of common stock of the Company.

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

Lastly, in connection with shares sold through an additional PPM, the Company issued warrants to purchase 18,837,900 shares of common stock. These warrants were issued with an exercise price of $1.20 and a term of five years. The company issued warrants to purchase an additional 5,398,970 shares of common stock to its underwriters. These warrants were issued with an exercise price of $1.00 and a term of ten years.

Warrant activity for the years ended September 30, 2019 and 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2017	725,000	$4.50	2.00
Granted	25,033,366	1.18	5.99
Exercised	(742,500)	1.20	1.50
Canceled/Forfeited	—	—	—
Outstanding at September 30, 2018	25,015,866	1.27	5.83
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(725,000)	4.50	—
Outstanding at September 30, 2019	24,290,866	$1.14	4.84

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2019 and 2018 consist of the following:

	September 30,
	2019	2018
Current:
Federal	$—	$—
State	—	—
	$—	$—

Deferred:
Federal	$(1,301,000)	$(2,558,000)
State	—	—
	(1,301,000)	(2,558,000)
Valuation allowance	1,301,000	2,558,000
Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
Non-deductible stock-based compensation	(0.07)	(7.0)
Change in statutory tax rate	(13.0)	(19.0)
Valuation allowance	(20.93)	5.0
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2019	2018
Net operating loss carry forward	$4,778,000	$3,536,000
Deferred compensation	3,806,000	3,747,000
Valuation allowance	(8,584,000)	(7,283,000)
Deferred income tax asset	$—	$—

The Company has a net operating loss carry forward of $22.7 million available to offset future taxable income. Of which, $2.6 million will expire within the next five years, and the remaining $20.13 million will expire thereafter. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. The Company has adjusted the net operating losses incurred prior to 2015 to reflect only the losses not subject to limitation. The Company has provided for a valuation reserve against the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015 are subject to an annual limitation of approximately $525,000.

For the years ended September 30, 2019 and 2018, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carry forward and the related valuation allowance, as well as non-deductible stock-based compensation.

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

The Company is current on all its federal income tax filings. An extension will be filed for the September 30, 2019 tax return.

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

NOTE 10 - SUBSEQUENT EVENTS

On November 14, 2019, the Company terminated Olivia De La Garza’s employment and was given one month’s severance On November 21, 2019, the Company issued stock options 140,000 shares to employees with strike price to be determined.

Effective November 25, 2019, the board of directors appointed Andrew Borene as Chief Executive Officer of the Company. Mr Borene replaces Tom Wilkinson, the Company’s interim Chief Executive Officer, who will remain as chairman of the board. Effective December 13, 2019, Gino Mauriello resigned from his position as Chief Financial Officer. On December 13, 2019, the Company terminated the members of the R&D team On December 17, 2019, Albert Carlson, Ph.D., resigned from his position as Chief Scientific Officer and as member of the board of directors of the Company. On December 20, 2019, the board of directors of the Company appointed Andrew Borene, the Company’s Chief Executive Officer, a member of the board.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to 1) no formal evaluation has been performed by us and 2) the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Annual Report on Form 10-K for the year ended September 30, 2019, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019 and concluded that we have not implemented effective internal control over financial reporting during the reporting year.

Management has still identified some deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2019 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes, including inadequate monitoring and review controls over financial reporting and disclosures, leading to a delinquent quarterly filing, inadequate monitoring and review controls over transaction processing, the inability to prove delivery of software, and insufficient written policies and procedures for accounting and financial reporting.

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

Subsequent to September 30, 2019, management designed and implemented review and approval controls around transaction processing, including written policies and procedures. In addition, management has continued to train key accounting staff to improve controls that will eliminate the material weaknesses discussed above, as well as improve the accounting and financial reporting process.

We expect that remediation, including testing of related controls, will be completed during the 2020 fiscal year.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by our stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Tom Wilkinson	50	Chairman of the Board of Directors
Anthony Ambrose	58	Director
Andrew Borene	44	Chief Executive Officer and Director
David Chasteen	42	Director
Sammy Davis DrPH	73	Director
Michael De La Garza	61	Director
Zeynep Young	49	Director
Milton Mattox	57	Chief Operating Officer

The background and principal occupations of the directors and executive officers of the Company are as follows:

Board of Directors

Tom Wilkinson – Chairman of the Board of Directors

Mr. Wilkinson serves as the Company’s Chairman of the Board of Directors. He is a licensed CPA in Texas and Colorado. From 2014 to October of 2015 he was the Chief Financial Officer of Amherst Holdings, LLC. Mr. Wilkinson joined Xplore Technologies Corp., a NASDAQ traded company, in 2015 where he served as the Chief Financial Officer until 2017 when he took on the position of Chief Executive Officer until the sale of the company to Zebra Technologies in August 2018. He presently owns and operates Wilkinson & Company, a financial and business consulting firm focused on emerging growth pre-IPO and public companies. Mr. Wilkinson has also been a member of the board of directors of Astrotech Corporation (NASDAQ: ASTC) since October 2018. He received his Bachelor of Business Administration and Master of Professional Accounting from the University of Texas in 1992. We believe Mr. Wilkinson is qualified to serve on our board of directors based on his financial experience.

Anthony Ambrose – Director

Mr. Ambrose serves a director of the Company. Mr. Ambrose has served as a director, President and Chief Executive Officer of Data I/O, the leading global provider of advanced data and security programming solutions, and a NASDAQ listed company (NASDAQ: DAIO). Prior to Data I/O, Mr. Ambrose was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm since 2011. From 2007 to 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he established the telecom platform business and grew it to over $125M in annual revenues. He was previously general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards-based communications platforms and grew the industry standard server business to over $1B in revenues. Mr. Ambrose has a Bachelor of Science degree in Engineering from Princeton University. We believe Mr. Ambrose is qualified to serve on our board of directors based on his data security and industry experience.

Andrew Borene – Chief Executive Officer and Director

Andrew Borene serves as the Company’s Chief Executive Officer and a director. Mr. Borene has experience leading advanced technology, high risk, and rapid growth initiatives for companies. Immediately prior to joining the Company, Mr. Borene was the Senior Director leading Symantec Corporation’s National Security Group since April 2019. From May 2018 to April 2019, he was a management consultant supporting private clients. From August 2016 to May 2018, Mr. Borene was a Senior Advisor to the Intelligence Advanced Research Projects Activity (IARPA) for Booz Allen Hamilton, a management consulting firm. From December 2014 to August 2016, Mr. Borene was a Federal Business Manager with IBM. From January 2014 to December 2014, Mr. Borene was an attorney with Steptoe & Johnson LLP in cybersecurity and national security practice. In previous federal government roles, Mr. Borene served as an Associate Deputy General Counsel at the U.S. Department of Defense and as a U.S. Marine Corps intelligence officer. Mr. Borene holds a B.A. in Economics from Macalester College and a J.D. from the University of Minnesota Law School. He completed an executive education program in international development finance at Harvard University. He is a licensed attorney in Washington, D.C. and a Certified Information Systems Security Professional.

David Chasteen – Director

Mr. Chasteen serves as a director of the Company. Since 2018, Mr. Chasteen has been the Chief Information Security Officer for the City and County of San Francisco Police Department. From 2015 to 2018, Mr. Chasteen was a Threat Intelligence Strategist for the City and County of San Francisco where he was responsible for managing city, state and federal intelligence relationships and managing cybersecurity operations for the City and County of San Francisco. From 2015 to 2016 Mr. Chasteen was the Western Regional Director for Iraq and Afghanistan Veterans of America. From 2006 to 2014 Mr. Chasteen worked for the Central Intelligence Agency as a Collection Management Officer, Specialized Skills Officer, and finally an Executive Officer, Covert Action Staff. Mr. Chasteen received a B.S. in Political Science from Ball State University in 2000. We believe Mr. Chasteen is qualified to serve on our board of directors based on his cybersecurity and industry experience.

Sammy Davis DrPH – Director

Dr. Davis serves as a director of the Company. Dr. Davis has over 20 years’ experience in operations, finance, budgeting, financial reporting, revenue cycle management, inventory, payroll, accounts receivable and payable, and information systems in the healthcare industry. Since 2009 Dr. Davis has been a Senior Marketing Liaison with Physician Reliance Corporation. From 2005 to 2009, Dr. Davis was the Chief Executive officer of Renaissance Hospital in the Dallas/Fort Worth Area. From 2004 to 2005, Dr. Davis was the interim Chief Executive Officer of Transition Health Care LTAC in Corpus Christi, TX. Dr. Davis holds a Doctor of Public Health degree from the University of Texas. We believe Dr. Davis is qualified to serve on our board of directors based on his leadership experience.

Michael De La Garza – Director

Mr. De La Garza serves as a director of the Company. Mr. De La Garza has 25 years’ experience in the software industry as an executive officer and founder of numerous companies both private and publicly traded. His career started in 1991 as the COO of a medical imaging company and subsequently founded or co-founded three other software companies where he served as President and/or CEO. Michael studied computer science at Southwest Texas State University and received a Computer Science Technical degree from Danforth Technical College in 1980.

Zeynep Young – Director

Ms. Young serves as a director of the Company. Since 2017, Ms. Young has been a Venture Partner with Next Coast Ventures, a venture capital firm focused on providing early-stage capital to high-growth startups. In 2017 Ms. Young served as interim chief executive officer of Milk & Honey, a wellness and beauty company with a portfolio of day spas, salons and products in the organic, luxury market. From 2009 to 2016, Ms. Young was the Founder and Chief Executive Officer of Double Line, Inc., a management consulting firm. Ms. Young received a B.A. in Economics and Sociology from Rice University in 1992 and an M.B.A. from Northwestern University – Kellogg School of Management in 1997. We believe Ms. Young is qualified to serve on our board of directors based on her business and leadership experience.

Executive Officers

Milton Mattox – Chief Operating Officer

Milton Mattox serves as the Company’s Chief Operating Officer. Mr. Mattox is an experienced, senior technology executive with an extensive background in software engineering, application development, IT infrastructure, and offshore research and development team management. His accomplishments include transforming and accelerating technology development and delivery in alignment with worldwide business goals. His professional experience includes an executive vice president position at Lucent Technologies with executive-level experience at Intuit, Mitel, SHPS, Narus India, Signa, and CGI. Mr. Mattox holds a Doctorate in Organization and Leadership from the University of San Francisco, an MBA from City University of Seattle, and a Bachelor of Science in Electronic Engineering Technology from DeVry University.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Other than Mr. Borene’s appointment as a director in connection with his employment agreement, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Board Leadership Structure and Role in Risk Oversight

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our Board. Each committee has the composition and responsibilities described below. Our Board may establish other committees from time to time.

The following table identifies the current members of each of our committees:

Name	Executive Committee	Audit	Compensation	Corporate Governance/ Nominating
Tom Wilkinson	X*
Anthony Ambrose	X	X	X	X
Andrew Borene
David Chasteen	X	X	X	X
Sammy Davis DrPH	X	X	X	X
Zeynep Young	X	X	X	X
Michael De La Garza

* Chairman of the committee

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under the rules of the Nasdaq Stock Market LLC. As our common stock is traded over-the-counter on the OTCQB, we are not required to comply with such requirements. Nevertheless, the Board considers Ms. Young, Mr. Chasteen, Dr. Davis, and Mr. Ambrose to be “independent” under such rules.

Audit Committee

Messrs. Ambrose, Chasteen, Davis and Ms. Young serve on the Audit Committee, which is chaired by Mr. Ambrose.

The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements will be included in our Annual Reports on Form 10-K;

●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

●	reviewing quarterly earnings releases.

Compensation Committee

Messrs. Ambrose, Chasteen, Davis and Ms. Young serve on the Compensation Committee, which is chaired by Mr. Ambrose.

The compensation committee’s responsibilities include:

●	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

●	evaluating the performance of our chief executive officer considering such corporate goals and objectives and determining the compensation of our chief executive officer;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and establishing our overall management compensation, philosophy and policy;

●	overseeing and administering our compensation and similar plans;

●	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;

●	retaining and approving the compensation of any compensation advisors;

●	reviewing and making recommendations to our Board about our policies and procedures for the grant of equity-based awards;

●	evaluating and making recommendations to the Board about director compensation;

●	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Corporate Governance/Nominating Committee

Messrs. Ambrose, Chasteen, Davis and Ms. Young serve on the Corporate Governance/Nominating Committee, which is chaired by Mr. Ambrose.

The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the Board criteria for board and committee membership;

●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

●	reviewing the size and composition of the Board to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

●	identifying individuals qualified to become members of the Board;

●	recommending to the Board the persons to be nominated for election as directors and to each of the board’s committees;

●	developing and recommending to the Board a code of business conduct and ethics and a set of corporate governance guidelines; and

●	overseeing the evaluation of our Board and management.

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

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desires to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Code of Ethics

We have adopted a formal Code of Ethics applicable to all Board members, officers and employees. A copy of our Code of Ethics may be obtained without charge upon written request to Secretary, Cipherloc Corporation, 825 Main St., Suite 100, Buda, TX 78610.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2019 and 2018, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Tom Wilkinson
Chairman of the Board & Principal Financial Officer	2019	$25,000	—	$96,500	$10,000	(1)	—	$131,500
Executive Officer	2018	—	—	—	—		—	—

Michael De La Garza
Chairman &	2019	$413,137	—	—	$50,217		—	$463,354
Chief Executive	2018	$360,000	$60,000	$600,000	$40,200		—	$1,060,200
Officer(2)

Gino Mauriello	2019	$93,750	—	—	—		—	$93,750
Chief Financial	2018	—	—	—	—		—	—
Officer

Albert Carlson, PhD
Director &	2019	$200,833	—	$57,900	—		—	$258,733
Chief Scientific	2018	$150,000	$20,000	$100,000	—		—	$270,000
Officer

Milton Mattox	2019	$185,417	—	$19,300	—		—	$204,717
Chief Operating	2018	$30,000	—	—	—		—	$30,000
Officer

(1) All other compensation consists primarily of remunerations for auto and health insurance costs.

(2) Mr. De La Garza was terminated as Chief Executive Officer on August 11, 2019.

Compensation of Directors

The company change the compensation policy for directors include quarterly fees as well as stock options. Annual director compensation will be $60,000 for the Chairman of the Board and Lead Independent Director, $40,000 for directors with an additional $4,000 for additional committees. During the year ended September 30, 2019, the company paid $40,000 in board fees.

Employment Contracts

Borene Employment Agreement

We entered into an Employment Agreement with Andrew Borene (the “Borene Employment Agreement”), our Chief Executive Officer, on November 25, 2019, pursuant to which he receives a base annual salary of $350,000, payable in accordance with the Company’s standard payroll schedule, and other customary benefits. Mr. Borene also received options to purchase up to 500,000 shares of the Company’s common stock (the “Borene Options”). The Borene Options have an exercise price of $0.75 per share and vest as follows: 166,666 shares vest on November 26, 2020, 166,667 shares vest on November 26, 2021, and 166,667 shares vest on November 26, 2022. Additionally. Mr. Borene received a signing bonus in the amount of $150,000 which is payable in equal installments at the end of each of the first three months of his employment.

Carlson Employment Agreement

We previously entered into an employment agreement with Albert Carlson as our Chief Scientific Officer. Dr. Carlson resigned from his positions as Chief Scientific Officer and director on December 17, 2019. The agreement was for a term of one year, commencing on September 1, 2015 and initially expired on August 31, 2016 with three one-year extensions. The Agreement provided that, in addition to receiving paid vacation in accordance with the Company’s policies as well as other customary benefits and provisions, Dr. Carlson received an annual base salary of $150,000. If, at any time during the term of the Agreement, Dr. Carlson was terminated “without cause,” he was entitled to receive a cash payment equal to the aggregate compensation payable to him during the remaining term of the Agreement. During the year ended September 30, 2019, prior to his resignation, Dr. Carlson’s annual base salary was increased to $300,000.

De La Garza Employment Agreement

The Company entered into an employment agreement with Michael De La Garza, its former Chief Executive Officer, on January 1, 2013. The employment agreement was initially set to expire on January 1, 2018 and automatically renews for another five years unless Mr. De La Garza was terminated in accordance with the provisions of the employment agreement. Mr. De La Garza was terminated on August 11, 2019. The employment agreement provided for:

i.	A monthly salary of $20,833 per month subject to an annual increase of 10% per year and consistent with the Company policy applicable to other senior executives and officers and approval by the Board of Directors. During the year ended September 30, 2018, the base salary was $360,000.

ii.	A cash bonus of 25% of his annual base salary each year if the Company reaches the following milestones:

a.	The Company posts annual gross revenues on a consolidated basis of at least $5,000,000;

b.	The Company’s earnings before the deduction of income taxes and amortization expenses (“EBITA”), including cash extraordinary items but before officer’s bonuses, on a consolidated basis for any year is at least $1,000,000;

iii.	An automobile allowance of $1,500 per month.

iv.	A medical insurance allowance of $1,500 per month.

v.	In the event the executive’s employment is terminated without cause, he will receive the entire contract remaining on the agreement.

Mr. De La Garza was terminated in August 11, 2019 for cause. No future payments are expected under his former employment contract.

2019 Stock Incentive Plan

Our Board adopted our 2019 Stock Incentive Plan on August 8, 2019. Our stockholders have not yet approved the adoption of the 2019 Stock Incentive Plan. Our 2019 Stock Incentive Plan is intended to align the interests of our stockholders and the recipients of awards under the 2019 Stock Incentive Plan, and to advance our interests by attracting and retaining directors, officers, employees and other service providers and motivating them to act in our long-term best interests. The material terms of the 2019 Stock Incentive Plan are as follows:

Plan term. The 2019 Stock Incentive Plan terminates on August 7, 2029 (the day before the tenth anniversary of the adoption of the plan), unless terminated earlier by our Board.

Eligible participants. All officers, directors, employees, consultants, agents and independent contractors, and persons expected to become officers, directors, employees, consultants, agents and independent contractors of our Company or any of our subsidiaries are eligible to receive awards under the 2019 Stock Incentive Plan. The compensation committee of our Board will determine the participants under the 2019 Stock Incentive Plan.

Shares authorized. 3,000,000 shares of common stock are available for awards granted under the 2019 Stock Incentive Plan, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the 2019 Stock Incentive Plan. To the extent that shares subject to an outstanding award granted under the 2019 Stock Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of an award in cash, then those shares will again be available under the 2019 Stock Incentive Plan. In addition, any shares covered by an award that have been surrendered in connection with the payment of the award exercise or purchase price or in satisfaction of tax withholding obligations incident to the grant, exercise, vesting or settlement of an award will be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued pursuant to all awards under the 2019 Stock Incentive Plan.

Award types. Awards include options (non-qualified and incentive stock options) and restricted stock.

Administration. The compensation committee will interpret and administer the 2019 Stock Incentive Plan. The compensation committee’s interpretation, construction and administration of the 2019 Stock Incentive Plan and all its determinations thereunder will be conclusive and binding on all persons.

The compensation committee shall have the authority to determine the participants in the 2019 Stock Incentive Plan, the form, amount and timing of any awards, the performance goals, if any, and all other terms and conditions pertaining to any award. The compensation committee may take any action such that (i) any outstanding options become exercisable in part or in full, (ii) all or any portion of a restriction period on any restricted stock will lapse, (iii) all or a portion of any performance period applicable to any performance-based award will lapse and (iv) any performance measures applicable to any outstanding award will be deemed satisfied at the target level or any other level. Subject to the terms of the 2019 Stock Incentive Plan relating to grants to our executive officers and directors, the compensation committee may delegate some or all of its powers and authority to the Chief Executive Officer or other executive officer as the compensation committee deems appropriate.

Stock options. The 2019 Stock Incentive Plan provides for the grant of stock options. Stock options may be either tax-qualified incentive stock options or non-qualified stock options. The compensation committee will determine the terms and conditions to the exercisability of each option.

The period for the exercise of a non-qualified stock option will be determined by the compensation committee provided that no option may be exercised later than ten years after its date of grant. The exercise price of a non-qualified stock option will not be less than 100% of the fair market value of a share of our common stock on the date of grant.

Each incentive stock option will be exercisable for not more than 10 years after its date of grant, unless the optionee owns greater than 10% of the voting power of all shares of our capital stock, or a “ten percent holder,” in which case the option will be exercisable for not more than five years after its date of grant. The exercise price of an incentive stock option will not be less than the fair market value of a share of our common stock on its date of grant, unless the optionee is a ten percent holder, in which case the option exercise price will be the price required by the Internal Revenue Code of 1986, as amended, or the “Code,” currently 110% of fair market value.

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock, share withholding or through a cashless exercise arrangement, as permitted by the applicable award agreement. All of the terms relating to the exercise, cancellation or other disposition of an option upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the compensation committee.

The compensation committee, without stockholder approval, may (i) reduce the exercise price of any previously granted option, or (ii) cancel any previously granted option at a time when its exercise price exceeds the fair market value of the underlying shares, in exchange for another option, or other award or for cash.

Stock awards. The 2019 Stock Incentive Plan provides for the grant of stock awards. The compensation committee may grant a stock award as a restricted stock award and the compensation committee may determine that such award will be subject to the attainment of performance measures over an established performance period. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the compensation committee.

Unless otherwise set forth in a restricted stock award agreement, the holder of shares of restricted stock will have rights as our stockholder, including the right to vote and receive dividends with respect to the shares of restricted stock, except that distributions other than regular cash dividends and regular cash dividends with respect to shares of restricted stock subject to performance-based vesting conditions will be held by us and will be subject to the same restrictions as the restricted stock.

Performance goals. Under the 2019 Stock Incentive Plan, the vesting or payment of performance-based awards will be subject to the satisfaction of certain performance goals. The performance goals applicable to a particular award will be determined by the compensation committee at the time of grant. The performance goals may be one or more of the following corporate-wide or subsidiary, division, operating unit or individual measures, stated in either absolute terms or relative terms.

Individual Limits. With respect to non-employee directors, the maximum grant date fair value of shares that may be granted to an individual non-employee director during any fiscal year of the Company is $150,000. In connection with a non-employee director’s commencement of service with the Company, the per person limit set forth in the previous sentence will be $150,000.

Amendment or termination of the 2019 Stock Incentive Plan.    Our Board may amend or terminate the 2019 Stock Incentive Plan as it deems advisable, subject to any requirement of stockholder approval required by law, rule or regulation.

Change in control. In the event there is a change in control and/or the Company is a party to a merger or acquisition or reorganization or Change in Control event or similar transaction, outstanding awards shall be subject to the merger agreement or other applicable transaction agreement. Such agreement may provide, without limitation, that subject to the consummation of the applicable transaction, for the assumption (or substitution) of outstanding awards by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation), for accelerated vesting or for their cancellation with or without consideration, or for the mandatory exercise or conversion of awards into shares and/or cash whether by net exercise or otherwise, in all cases without the consent of a participant of the 2019 Stock Incentive Plan.

Additionally, in the event a change in control occurs and there is no assumption, substitution or continuation of awards, the compensation committee in its discretion may provide that all awards shall vest and become exercisable as of immediately before such change in control. The compensation committee may also in its discretion include in an award agreement a requirement that unless approval under Section 280G of the Code has been obtained, no acceleration of vesting shall occur with respect to an award to the extent that such acceleration would, after taking into account any other payments in the nature of compensation to which the participant would have a right to receive from the Company and any other person contingent upon the occurrence of such change in control, result in a “parachute payment” as defined under Code Section 280G.

Under the 2019 Stock Incentive Plan, a change of control will occur upon: (i) the consummation of an acquisition, a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such acquisition, merger, consolidation or other reorganization is owned by persons who in the aggregate owned less than 20% of the Company’s combined voting power represented by the Company’s outstanding securities immediately prior to such acquisition, merger, consolidation or other reorganization; (ii) A sale of more than fifty percent (50%) of the outstanding shares of each class of capital stock of the Company to a person, entity or group other than a person, entity or group affiliated with the Company, or (iii) he sale, transfer or other disposition of all or substantially all of the Company’s assets to a person, entity or group other than a person, entity or group affiliated with the Company.

New plan benefits. The benefits that might be received by officers, employees and non-employee directors cannot be determined at this time. All officers, employees and non-employee directors are eligible for consideration to participate in the 2019 Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 9, 2020 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. As of January 9, 2020, there were 40,792,510 shares of our common stock issued and outstanding.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person currently owns or has the right to acquire within 60 days of the date of this prospectus. With respect to options and warrants, this would include options and warrants that are currently exercisable within 60 days. With respect to convertible securities, this would include securities that are currently convertible within 60 days.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cipherloc Corporation, 825 Main Street, Suite 100, Buda, TX 78610.

Name and Address of Beneficial Owners	Amount	Percent Ownership
Tom Wilkinson	15,200	* %
Anthony Ambrose	—	—%
Andrew Borene	—	—%
David Chasteen	—	—%
Sammy Davis, DrPH	10,000	* %
Michael De La Garza (1)	14,637,757	35.88%
Zeynep Young	—	—%
Milton Mattox	—	—%

All Officers and Directors as a Group (8 persons)	14,652,957	35.88%

5% or greater		%
Manchester Management PR, LLC (2)	4,261,000	10.45%

* Less than 1%

(1) Includes 207,757 shares held by MSR, LLC, an entity controlled by Mr. De La Garza.

(2) Solely based on the Company’s review of public filings made with the SEC. Includes shares that are directly owned by Manchester Explorer, L.P. The shares are indirectly beneficially owned by Manchester Management PR, LLC and Manchester Management Company, LLC as a result of having investment discretion over certain advisory accounts they manage. Manchester Management PR, LLC, a Puerto Rico limited liability company, provides investment management services to private individuals and institutions. The reported securities may also be deemed to be indirectly beneficially owned by James E. Besser, as the Managing Member of Manchester Management PR, LLC and Manchester Management Company, LLC. The principal business address for Manchester Management PR, LLC is 53 Palmeras Street, Caribe Plaza Building, 6th Floor, San Juan, Puerto Rico, 00901

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by its principal accountants for each of the last two fiscal years were as follows:

	2019	2018
Audit fees	$41,778	$136,374
Tax fees	$18,500	$—
Total fees	$60,278	$136,374

Audit Fees. The aggregate fees billed by Briggs & Veselka for the audit of the Company’s annual financial statements were $5,000 for the fiscal year ended September 30, 2019. The aggregate fees billed by Armanino, LLP of the Company’s interim financial statements were $36,778 for the year ended September 30, 2019, and the audit fees of the Company’s annual financial statements were $76,165 for the fiscal year ended September 30,2018. The aggregate fees billed by dbbmckennon for the audit of the Company’s annual financial statements were $60,209 for the fiscal year ended September 30, 2018.

Audit-Related Fees. The aggregate fees billed by Briggs & Veselka, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2019 that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.00.

Tax Fees. The aggregate fees billed by Eide Bailly LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2019 were $18,500. There were no associated professional fees paid in 2018.

All Other Fees. The aggregate fees billed by Briggs & Veselka for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended September 30, 2019 were $0.

The Board of Directors has received and reviewed the written disclosures and the letter from the Company’s independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2019 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed on January 3, 2000).
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2015).
3.3	Amended and Restated Bylaws of Cipherloc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2019).
10.1	Employment Agreement of Michael De La Garza (incorporated by reference to the Company’s Exhibit 10.12 to the Company’s Form 10-K filed on October 10, 2013).
10.2	Employment Agreement of Dr. Albert Carlson (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on September 4, 2015).
10.3	2019 Stock Incentive Plan, Effective as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2019.
14.1	Code of Ethics for Directors, Officers and Employees of Cipherloc and its Affiliates, dated August 8, 2019 (filed as Exhibit 14.1 to a Current Report on Form 8-K, filed on August 12, 2019)
31.1	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Cipherloc Corporation

Date: January 10, 2020	By:	/s/ Andrew Borene
Andrew Borene
Chief Executive Officer

Date: January 10, 2020	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chairman of the Board of Directors (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 10, 2020	By:	/s/ Andrew Borene
Andrew Borene
Chief Executive Officer, Director

Date: January 10, 2020	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chairman of the Board of Directors (Principal Financial Officer)

Date: January 10, 2020	By:	/s/ Anthony Ambrose
Anthony Ambrose
Director

Date: January 10, 2020	By:	/s/ David Chasteen
David Chasteen
Director

Date: January 10, 2020	By:	/s/ Sammy Davis
Sammy Davis
Director

Date:	By:
Michael De La Garza
Director

Date: January 10, 2020	By:	/s/ Zeynep Young
Zeynep Young
Director

