Form 10-Q
period 2019-12-31
CIPHERLOC Corp
filed 2020-02-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

(512) 649-7700

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

As of January 31, 2020, 40,792,510 shares of the issuer’s common stock were outstanding.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that can be expected for the year ending September 30, 2020.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	December 31, 2019	September 30, 2019
ASSETS
Current assets
Cash	$5,677,539	$7,839,472
Prepaid expenses	64,730	121,371
Total current assets	5,742,269	14,056,346

Other assets	7,566	7,566
Operating lease ROU asset	209,419	—
Fixed assets, net	48,619	40,182
Total assets	$6,007,873	$8,008,591

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$662,857	$650,681
Accrued compensation	—	142,293
Operating lease liability	102,251	—
Deferred revenue	9,650	28,400
Total current liabilities	774,758	821,374

Operating long-term lease liability	102,413	-
Total liabilities	817,732	821,374

Commitments and contingencies (Note 5)

Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2019 and September 30, 2019	10,000	10,000
Common stock, $0.01 par value, 681,000,000 shares authorized; 40,792,510 and 40,792,510 issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	407,925	407,925
Additional paid-in capital	68,277,399	68,225,828
Accumulated deficit	(63,564,622)	(61,456,536)
Total stockholders’ equity	5,130,702	7,187,217
Total liabilities and stockholders’ equity	$6,007,873	$8,008,591

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2019	2018
Revenues	$18,570	$—
Cost of revenues	—	—
Gross profit	18,750	—

Operating expenses
General and administrative	1,304,780	532,974
Sales and marketing	256,044	213,975
Research and development	566,015	345,895
Total operating expenses	2,067,400	1,092,844
Operating loss	(2,108,089)	(1,092,844)

Other income (expenses)
Interest income (expense), net	—	897
Net loss	$(2,108,089)	$(1,091,947)

Net loss per common share – basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding – basic and diluted	40,792,510	40,762,159

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,108,089)	$(1,091,947)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	5,404	1,781
Stock-based compensation	51,574	—
Stock issued for services	—	40,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	56,641	(56,995)
Accounts payable and accrued liabilities	7,423	39,739
Accrued compensation	(142,295)	81,276
Deferred revenue	(18,750)	—
Net cash used in operating activities	(2,148,092)	(986,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,841)	(17,719)
Net cash used in investing activities	(13,841)	(17,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	—	—
Proceeds from convertible note, net	—	—
Net cash provided by financing activities	—	—

DECREASE IN CASH	(2,161,933)	(1,003,865)
CASH, BEGINNING OF PERIOD	7,839,472	14,056,346
CASH, END OF PERIOD	$5,677,539	$13,052,481

NON-CASH INVESTING AND FINANCING ACTIVITIES:
ROU asset	$209,419	$—
ST operating lease liability	$102,251	$—
LT operating lease liability	$102,413	$—

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,225,825	$(61,456,533)	$7,187,217
Stock option expense issued to directors, officers and employees	—	—	—	—	51,574	—	51,574
Net loss	—	—	—	—	—	(2,108,089)	(2,108,089)
Balance at December 31, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,277,399	$(63,564,622)	$5,130,702

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$68,169,157	$(54,622,513)	$13,964,082
Common stock issued for services	—	—	20,000	200	39,800	—	40,000
Net loss	—	—	—	—	—	(1,091,947)	(1,091,947)
Balance at December 31, 2018	1,000,000	$10,000	40,763,917	$407,638	$68,208,957	$(55,714,460)	$12,912,135

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

Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2019 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2019 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At December 31, 2019 and September 30, 2019, cash includes cash on hand and cash in the bank. The balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. At December 31, 2019, $5,384,631 of the Company’s cash balance was uninsured.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2019, and September 30, 2019, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the three months ended December 31, 2019, 24,216,866 warrants and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. During the three months ended December 31, 2018, 25,015,866 warrants and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the three months ended December 31, 2019 and 2018 were $566,015 and $345,895, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together we identify as “ASC Topic 606”. This new accounting standard, which we adopted on October 1, 2018 using the permitted modified retrospective method, outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The new standard supersedes most previous revenue recognition guidance, including industry-specific guidance. The effect of the adoption of ASC Topic 606 on retained earnings as of October 1, 2018 was not material. The differences between our reported operating results for the three months ended December 31, 2019, which reflect the application of the new standard on our contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, also were not material.

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

SoundFi – Software License Agreement

On February 15, 2019, the Company entered into a one-year agreement renewable for up to 4 years for an annual $50,000 Shield license fee and $25,000 watermark base license fee with SoundFi LLC (“SoundFi”). Residual income to the Company is earned based on the number of audio files downloaded per year with residual earnings of $.012 per download exceeding 3,000,001 and scaling up to $.00075 per download exceeding 100,000,000. During the three months ended December 31, 2019, the Company recognized $18,750 in licensing revenue. The Company has determined the best method for measuring licensing revenue to be the passage of time and more specifically on a monthly basis. The recognition of residual income occurs on an annual basis based on download volume provided by SoundFi. A download is defined as an audio file downloaded to a mobile device from the SoundFi servers.

Recent Accounting Pronouncements

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Thus, accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2018-07 on October 1, 2019 and the adoption of this update did not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset (ROU) and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases have been exempted from the standard. We adopted ASU 2016-02, Leases, on October 1, 2019. We elected the “package of practical expedients” within the standard which permits us not to reassess prior conclusions about lease identification, lease classification and initial direct costs. We made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities of $0.2 million, which were not previously recorded on our balance sheet.

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

In August 2019, the Board of Directors formed a special committee of independent directors (the “Special Committee”) to investigate certain activities of Michael De La Garza (“De La Garza”), our former chief executive officer. The Special Committee has retained legal counsel, and is authorized to retain forensic accountants, to assist the investigation.

In August 2019, the Company initiated litigation against De La Garza in the Discount Court of Travis Country, Texas (the “Court”) in order to stop him from misappropriating the company’s trade secrets, depleting its monies and other assets, damaging the value of the company in the marketplace, and holding himself out as the company’s CEO. On September 25, 2019, the Court entered a temporary injunction against De La Garza enjoining him from numerous acts including representing himself as the Company’s CEO and from interfering with the current CEO’s management of the company. This litigation is ongoing, and its resolution is unknown. The Special Committee is investigating certain activities of De La Garza, including the Ageos, LLC Operating Agreement, the QHCI/Noun note receivable, an advance/bonus, personal expenditures, and other items. All amounts expended have been expensed as of September 30, 2019. No amounts have been recorded in these financial statements as expected recoveries.

Leases

In March 2019, the Company guaranteed a lease on behalf of Ageos, LLC in McLean, Virginia. The lease has a term of three years for 4,359 square feet of space in McClean, Virginia. The initial rent cost is $7,991 per month and the lease agreement provides for annual rent increases of approximately 4.0%. The amount of future payments guaranteed is $267,389. The agreement with Ageos was terminated in August 2019 and the Company has made an unwritten offer to assume the lease. No amounts have been accrued for this commitment as of December 31, 2019.

In February 2019, the Company and the landlord for its leased office space in Buda, Texas entered into a new lease agreement, and the Company reduced its rented space from approximately 3,900 to 1,302 square feet. The new lease was effective February 1, 2019 and has a three-year term. The initial monthly rent is $2,566, and the lease agreement provides for annual rent increases of approximately 2.7%. The lease automatically renews for a three-year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term. The amount of future payments guaranteed is $66,690.

In October 2018, the Company leased approximately 3,900 square feet of office space on North Scottsdale Road in Scottsdale, Arizona. The lease for this facility began on October 4, 2018 and continues until October 31, 2021. Annual rent of $77,180 was prepaid for the first year from November 1, 2018 to October 31, 2019, and the lease agreement provides for annual rent increases of approximately 5.0%. The amount of future payments guaranteed is $152,430.

Our significant accounting policies are detailed in Note 2 of our Annual Report on Form 10-K for the year ended September 30, 2019. Changes to our accounting policies as a result of adopting ASU 2016-02 are discussed below.

The Company has two lease agreements for facilities. Some leases include options to extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

Leases with an initial term of 12 months or less are not recorded on our Balance Sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as operating or financing leases in our Balance Sheet.

Lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use a secured incremental borrowing rates based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component. For certain leases the Company accounts for the lease and non-lease components as a single lease component.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases

Operating leases are included in operating lease ROU lease assets, and operating lease liabilities and operating long-term lease liabilities on the Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in general and administrative expense in the statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the quarter ended December 31, 2019.

Cash Flows

An initial right-of-use asset of $209,419 was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $28,387 during first quarter 2020 and is included in operating cash flows.

The weighted average remaining lease terms and discount rates for all of our operating lease were as follows as of December 31, 2019:

Remaining lease term and discount rate:	December 31, 2019
Weighted average remaining lease terms (years)
Lease facilities	1.75

Weighted average discount rate
Lease facilities	4.62%

Significant Judgements

Significant judgements include the discount rates applied, the expected lease terms, and lease renewal options. There are two leases with a renewal options. Using the practical expedient the Company utilized existing lease classifications as of September 30, 2019. As a result the lease renewal options were not changed on implementation.

The Company will reassess the lease terms and purchase options when there is a significant event of change in circumstances or when the Company elects to exercise an option that had previously been determined that it was not reasonably certain to do so.

Future annual minimum lease obligations at December 31, 2019 are as follows:

Year Ending December 30,	Amount
2020	$84,438
2021	87,433
2022	47,249
$219,120

Rent expense totaled $22,744 and $107,542 for the three months ended December 31, 2019 and 2018, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 681,000,000 common shares and 1,000,000 preferred shares at a par value of $0.01 per share.

Common Stock

During the three months ended December 31, 2019, the Company issued 620,000 shares of stock options to the employees with a fair value of $459,019, of which $12,751 was recorded as stock-based compensation expenses in research and development, marketing and general administration expense. Options will vest over a three-year period ratably. Of the 620,000 options, 500,000 options have a strike price of $0.78 and the remaining 120,000 have a strike price of $0.81. Total stock compensation expense was $51,574 for the quarter ended December 31, 2019.

During the three months ended December 31, 2018, the Company issued 20,000 shares of common stock with a fair value of $40,000 to Pycnocline, LLC for management consulting services.

NOTE 6 – SUBSEQUENT EVENTS

On January 17, 2020, a decision was made to form a new company to be incorporated in the state of Nevada. The new entity will be a wholly owned subsidiary of Cipherloc Corporation and will become the commercial enterprise of the consolidated entity following the completion of a trademark search before the end of the Company’s second quarter.

On January 31, 2020, a commercial lease for office space in the state of Virginia between 2111 Wilson Boulevard Inc. and Cipherloc Corporation was executed with a commencement date of February 1, 2020.

On February 1, 2020, Cipherloc Corporation hired Ryan Polk as its Chief Financial Officer.

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

Results of Operations for the three months ended December 31, 2019 and 2018

Revenue increased to $18,750 for the three months ended December 31, 2019 from $0 for the three months ended December 31, 2018. The increase in revenue is related to the SoundFi license contract.

General and administrative expenses increased to $1,304,780 for the three months ended December 31, 2019 from $532,974 for the three months ended December 31, 2018. General and administrative expenses increased primarily as a result of higher legal fees of $470,000, higher headcount related costs of $195,000, higher professional fees, consulting fees and contract services of $107,000.

Sales and marketing expenses increased to $256,044 for the three months ended December 31, 2019 from $213,975 for the three months ended December 31, 2018. Sales and marketing expenses increased primarily as a result of higher headcount related costs of $151,000.

Research and development costs increased to $566,015 for the three months ended December 31, 2019 from $345,895 for the three months ended December 31, 2018. Research and development expenses increased primarily as a result of higher consulting costs of $203,000 and higher headcount related costs of $17,000.

Interest income, net, was $897 for the three months ended December 31, 2018.

Liquidity and Capital Resources

We had an accumulated deficit at December 31, 2019 of $63,564,622. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At December 31, 2019, we had cash of $5,327,539. We believe that our existing cash balances are sufficient to fund future operations for the next 9 to 12 months. We may need to raise additional capital to increase liquidity and extend the period of time until we have positive cashflow from operations. We believe the additional funding required can be obtained on terms acceptable to us, although there can be no assurance that we will be successful.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2019	2018
Net cash (used in):
Operating activities	$(2,148,092)	$(986,146)
Investing activities	$(13,841)	$(17,719)
Financing activities	$—	$—

Operating Activities

Cash used in operating activities was $2,148,092 and $986,146 for the three months ended December 31, 2019 and 2018, respectively. The change in cash used in operating activities was primarily due to the increase in the net loss during 2019.

Investing Activities

Cash used in investing activities was $13,841 and $17,719 for the three months ended December 31, 2019 and 2018, respectively. The cash used in investing activities was the result of fixed asset purchases.

Financing Activities

Cash provided by financing activities was $0 and $0 for the three months ended December 31, 2019 and 2018, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our Cheif Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2019, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019 and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2019 due to the identification of material weaknesses. Certain transactions that occurred from October 1, 2018 through August 31, 2019 validated that the material weakness had not been remedied as of September 30, 2019. We intend to remediate these material weaknesses during the 2020 fiscal year.

Changes in Internal Control over Financial Reporting

We intend to begin implementing a remediation plan to address the material weaknesses identified during the year ended September 30, 2020. The remediation efforts will focus on:

●	Enhancing monitoring and review controls over financial reporting and disclosures;

●	Enhancing review and approval controls around transaction processing;

●	Enhancing controls around proving the delivery of software; and

●	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

We expect that remediation, including testing of related controls, will be completed during the balance of the 2020 fiscal year.

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

None.

ITEM 6. EXHIBITS

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

Registrant	Cipherloc Corporation

Date: February 14, 2020	By:	/s/ Andrew Borene
Andrew Borene
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: February 14, 2020	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer

