Form 10-Q/A
period 2019-12-31
CIPHERLOC Corp
filed 2020-02-18
CIK 1022505

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

EXPLANATORY NOTE

We did not submit the 10Q for XBRL processing in time to meet the SEC deadline of February 14. The EDGARized version of our 10Q was submitted by the February 14 deadline without our XBRL. We are amending the 10Q filed on February 14 to include the XBRL version. No financial figures, notes, or management comments were changed in this amendment.

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

Registrant	Cipherloc Corporation

Date: February 18, 2020	By:	/s/ Andrew Borene
Andrew Borene
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: February 18, 2020	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer

