Form 10-Q
period 2020-06-30
CIPHERLOC Corp
filed 2020-08-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Austin, TX 78746

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

As of July 31, 2020, 41,642,953 shares of the issuer’s common stock were outstanding.

CIPHERLOC CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending September 30, 2020 or any future period.

CIPHERLOC CORPORATION AND SUBSIDIARIES

BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	September 30, 2019
ASSETS
Current assets
Cash	$2,227,830	$7,839,472
Prepaid expenses	26,578	121,371
Total current assets	3,525,177	7,760,843

Other assets	100,000	7,566
Operating lease ROU asset	321,502	—
Fixed assets, net	31,132	40,182
Total assets	$2,707,042	$8,008,591

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$676,785	$650,681
Accrued compensation	40,000	142,293
Operating lease liability	116,943	—
Paycheck Protection Program loan	365,430	—
Deferred revenue	24,167	28,400
Total current liabilities	1,223,325	821,374

Operating lease liability – long-term portion	637,706	—
Total liabilities	1,861,031	821,374

Commitments and contingencies

Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2020 and September 30, 2019	10,000	10,000
Common stock, $0.01 par value, 681,000,000 shares authorized; 40,642,953 and 40,792,510 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	407,925	407,925
Treasury stock, at cost 149,557 shares	(150,000)	—
Additional paid-in capital	68,368,697	68,225,828
Accumulated deficit	(67,790,612)	(61,456,536)
Total stockholders’ equity	846,010	7,187,217
Total liabilities and stockholders’ equity	$2,707,042	$8,008,591

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$8,750	$27,850	$39,233	$27,850
Cost of revenues	—	—	—	—
Gross profit	8,750	27,850	39,233	27,850

Operating expenses
General and administrative	833,260	947,309	4,114,084	1,986,090
Selling and marketing	107,842	728,270	695,245	1,377,045
Research and development	205,613	478,108	1,544,205	1,303,680
Total operating expenses	1,146,715	2,153,687	6,353,534	4,666,815
Operating loss	(1,137,965)	(2,125,837)	(6,314,301)	(4,638,965)

Other income (expense)
Loss on disposal of asset	(19,778)	—	(19,778)	—
Interest income	—	2,610	—	5,938
Net loss	$(1,157,743)	$(2,123,227)	$(6,334,079)	$(4,633,207)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)	$(0.16)	$(0.11)

Weighted average common shares outstanding – basic and diluted	40,642,953	40,792,510	40,740,105	40,792,510

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,334,079)	$(4,633,027)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	18,243	6,292
Stock-based compensation	142,872	51,216
Net loss on disposal of asset	19,778	—
Impairment loss	382,961	—
Changes in operating assets and liabilities:
Prepaid expenses and other	2,359	(33,858)
Accounts payable and accrued liabilities	76,291	77,592
Accrued compensation	(102,293)	160,085
Deferred revenue	(4,233)	47,150
Net cash used in operating activities	(5,798,100)	(4,324,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(28,972)	(37,059)
Net cash used in investing activities	(28,972)	(37,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(150,000)	—
Proceeds from PPA loan	365,430	—
Refund of over subscription	—	(40,000)
Net cash provided (used) in financing activities	215,430	(40,000)

DECREASE IN CASH	(5,611,642)	(4,401,609)
CASH, BEGINNING OF PERIOD	7,839,472	14,056,346
CASH, END OF PERIOD	$2,227,830	$9,654,737

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of ROU asset	$746,125	$—
ST operating lease liability recorded	$61,264	$—
LT operating lease liability recorded	$684,861	$—

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Nine Months ended June 30, 2020	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$—	$68,225,825	$(61,456,533)	$7,187,217
Options issued to directors & employees	—	—	—	—		142,782	—	142,782
Purchase of treasury stock	—	—	—	—	(150,000)		—	(150,000)
Net loss	—	—	—	—		—	(6,334,079)	$(6,334,079)
Balance at June 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,368,697	$(67,790,612)	$846,010

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Three Months ended June 30, 2020	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at March 31,2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,316,673	$(66,632,869)	$1,951,729
Options issued to directors & employees	—	—	—	—		52,024	—	52,024
Purchase of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—		—	(1,157,743)	$(1,157,743)
Balance at June 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,368,697	$(67,790,612)	$846,010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Nine Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$68,169,157	$(54,622,513)	$13,964,082
Common stock issued for services	—	—	20,000	200	39,800	—	40,000
Correction of common stock outstanding	—	—	19,247	193	(193)	—	—
Common stock issued to employee	—	—	9,346	94	11,122	—	11,216
Refund oversubscription	—	—	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	—	—	(4,633,027)	(4,633,027)
Balance at June 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,179,886	$(59,255,540)	$9,342,271

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
For the Three Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,179,886	$(57,132,313)	$11,465,498
Net loss	—	—	—	—	—	(2,123,227)	(2,123,227)
Balance at June 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,179,886	$(59,255,540)	$9,342,271

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

Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020 or any future period. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2019 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2019 included within the Company’s Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At June 30, 2020 and September 30, 2019, cash includes cash on hand and cash in the bank. The Company maintains its cash in accounts held by a large, globally recognized bank, and the balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. At June 30, 2020, $1,977,830 of the Company’s cash balance was uninsured.

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

Diluted net loss per share is the same as basic net loss per share during periods where net losses are incurred because the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. As of June 30, 2020, and September 30, 2019, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock. During the three and nine months ended June 30, 2020, 24,146,866 warrants and 1,000,000 as converted shares of convertible preferred stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and nine months ended June 30, 2019, 25,015,866 warrants to purchase common stock and 1,500,000 as converted shares of convertible preferred stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the nine months ended June 30, 2020 and 2019 were $1,544,205 and $1,303,680, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together we identify as “ASC Topic 606”. This new accounting standard, which we adopted on October 1, 2018 using the permitted modified retrospective method, outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The new standard supersedes most previous revenue recognition guidance, including industry-specific guidance. The effect of the adoption of ASC Topic 606 on retained earnings as of October 1, 2018 was not material. The differences between our reported operating results for the nine months ended June 30, 2020, which reflect the application of the new standard on our contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, also were not material.

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

SoundFi – Software License Agreement

The Company entered into a one-year agreement renewable for up to 4 years for an annual $50,000 Shield license fee and $25,000 watermark base license fee with SoundFi LLC (“SoundFi”). Residual income to the Company is earned based on the number of audio files downloaded per year with residual earnings of $.012 per download exceeding 3,000,001 and scaling up to $.00075 per download exceeding 100,000,000. In February 2020, the company received $25,000 for the watermark base license fee. In May 2020, the company received $10,000 for Shield license fee. During the nine months ended June 30, 2020, the Company recognized $39,233 in licensing revenue. The Company has determined the best method for measuring licensing revenue to be the passage of time and more specifically on a monthly basis. The recognition of residual income occurs on an annual basis based on download volume provided by SoundFi. A download is defined as an audio file downloaded to a mobile device from the SoundFi servers.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements for fair value measurements. The ASU removes certain disclosure requirements related to transfers between fair value hierarchy levels and valuation processes for Level 3 fair value measurements. It modifies certain disclosure requirements for investments in entities that calculate net asset value. It adds certain disclosure requirements regarding gains and losses for recurring Level 3 fair value measurements and unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 on October 1, 2019 and the adoption of this update did not have a material impact on the Company’s notes to the financial statements.

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

The Company is seeking to invalidate the issuance of 10 million shares of Cipherloc preferred stock and the associated conversion of 9 million preferred shares into 13.5 million shares of common stock. Specifically, the Company is asking the court to invalidate the unauthorized issuance of 3 million shares of preferred stock to De La Garza and 1 million preferred shares to former director and chief financial officer, Pamela Thompson, which stock is now being held by the Carmel Trust II, in or around 2011. The Company is also seeking to invalidate the subsequent issuance of 6 million preferred shares to De La Garza in 2015 and the conversion of the combined 9 million preferred shares allegedly held by De La Garza into 13.5 million shares of common stock in 2018. As such, the Company has sued both De La Garza and James LaGanke, as Trustee of Carmel Trust II, in federal court as part of its efforts to invalidate those shares. The Company alleges that both De La Garza and Thompson failed to comply with both state law and Company bylaws when they caused the Company to issue the preferred stock to themselves as purported compensation. The lawsuit is ongoing, and its resolution is unknown.

Leases

In March 2019, the Company guaranteed a lease on behalf of Ageos, LLC in McLean, Virginia. The lease has a term of three years for 4,359 square feet of space in McClean, Virginia. The initial rent cost is $7,991 per month and the lease agreement provides for annual rent increases of approximately 4.0%. The amount of future payments guaranteed is $267,389. The agreement with Ageos was terminated in August 2019 and the Company has made an unwritten offer to assume the lease. No amounts have been accrued for this commitment as of June 30, 2020.

In February 2019, the Company and the landlord for its leased office space in Buda, Texas entered into a new lease agreement, and the Company reduced its rented space from approximately 3,900 to 1,302 square feet. The new lease was effective February 1, 2019 and has a three-year term. The initial monthly rent is $2,566, and the lease agreement provides for annual rent increases of approximately 2.7%. The lease automatically renews for a three-year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term. In July 2020, the Company executed a lease termination agreement with the landlord for an early termination fee of $10,546.20 and forfeited the existing security deposit of $2,566.03. There are no future payments related to this lease.

In October 2018, the Company leased approximately 3,900 square feet of office space on North Scottsdale Road in Scottsdale, Arizona. The lease for this facility began on October 4, 2018 and continues until October 31, 2021. Annual rent of $77,180 was prepaid for the first year from November 1, 2018 to October 31, 2019, and the lease agreement provides for annual rent increases of approximately 5.0%. In June 2020, the Company executed a lease termination agreement with the landlord for an early termination fee of $27,013 and forfeited the existing security deposit of $9,796.03. There are no future payments related to this lease.

In February 2020, the Company leased approximately 3,666 square feet of office space on 2107 Wilson Boulevard, Arlington, Virginia. The lease for this facility began on February 1, 2020 and continues until July 31, 2025. The base annual rent is $159,471, a $100,000 security deposit was paid, and abatement of monthly rent payments was provided until August 1, 2020, and the lease provides for annual rent increases of approximately 2.5%. The amount of future payments guaranteed is $848,661.

As the result of restructuring actions intended to conserve cash during the COVID-19 crisis, the landlords of the North Scottsdale Road and the Wilson Boulevard spaces were notified that the Company no longer needed the spaces and is seeking an amicable and reasonable termination of the lease agreements.

Our significant accounting policies are detailed in Note 2 of our Annual Report on Form 10-K for the year ended September 30, 2019. Changes to our accounting policies as a result of adopting ASU 2016-02 are discussed below.

As of June 30, 2020, the Company had two lease agreements for facilities. Some leases include options to extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component. For certain leases, the Company accounts for the lease and non-lease components as a single lease component.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases

Operating leases are included in operating lease ROU lease assets, and operating lease liabilities and operating long-term lease liabilities on the Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in general and administrative expense in the statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the quarter ended June 30, 2020. The Company announced a corporate restructuring on June 30, 2020 which will result in the abandonment of certain office spaces. The Company has recorded an impairment charge of approximately $382,962 which is the estimate of the future payments less projected sublease income from the abandoned office space.

Cash Flows

An initial right-of-use asset of $233,751 was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $28,534 during third quarter 2020 and is included in operating cash flows. In February 2020, the Company’s new lease in Arlington, Virginia added approximately $734,000 in new lease obligations.

The weighted average remaining lease terms and discount rates for all of our operating lease were as follows as of June 30, 2020:

Remaining lease term and discount rate:	June 30, 2020
Weighted average remaining lease terms (years)
Lease facilities	5.17

Weighted average discount rate
Lease facilities	4.35%

Significant Judgements

Significant judgements include the discount rates applied, the expected lease terms, and lease renewal options. There are three leases with a renewal option. Using the practical expedient, the Company utilized existing lease classifications as of September 30, 2019. As a result, the lease renewal options were not changed on implementation.

Future annual minimum lease obligations at June 30, 2020 are as follows:

Year ending September 30	Amount
2020	$26,579
2021	162,135
2022	166,180
2023	170,322
2024	174,575
2025	148,870
$848,661

Rent expense totaled $177,785 and $118,602 for the nine months ended June 30, 2020 and 2019, respectively

NOTE 5 – DEBT

On April 6, 2020, to supplement its cash balance, the Company submitted their application for a Paycheck Protection Program loan (“SBA loan”) in the amount of $365,430. On April 12, 2020, Company’s SBA loan application was approved, and the Company received loan proceeds on April 22, 2020. The SBA loan has an interest rate of 1% and matures in April 12, 2022.

Section 1106 of the CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses, such as the Company, that are adversely impacted under the COVID-19 Emergency Declaration issued by President Trump on March 13, 2020.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 681,000,000 common shares and 10,000,000 preferred shares at a par value of $0.01 per share.

Common Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the nine months ended June 30, 2020, the Company came to a settlement with First Fire and purchased back 149,557 shares and recorded such shares as Treasury Stock. First Fire received $150,000 in exchange for the 149,557 shares and associated warrants.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

There were no related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

There were no subsequent events as of the filing of this report.

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

Results of Operations for the three and nine months ended June 30, 2020 and 2019

Revenue decreased to $8,750 for the three months ended June 30, 2020 compared with $27,850 for the same period in 2019. Revenue increased to $39,233 for the nine months ended June 30,2020 compared with $27,850 in 2019. The current fiscal year revenue is attributed to a contract with SoundFi.

General and administrative expenses were $833,260 and $947,309 for the three months ended June 30, 2020 and 2019, respectively. The decreases in general and administrative expenses primarily resulted from a decrease in miscellaneous expense of $416,000 as a result of payments to QHI and Noun Energy, a decrease in headcount related expenses of $156,000 and a decrease in various other expenses $7,000 offset by an increase in legal fees of $465,000.

General and administrative expenses were $4,114,084 and $1,986,090 for the nine months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses were primarily due to the increase in legal expenses of $1,584,000, an increase in impairment loss on the ROU assets of $382,962, an increase in headcount related expenses of $271,000, an increase in board and professional fees of $170,000, and an increase in various other expenses of $135,000 offset by decrease in miscellaneous expense of $416,000 as a result of payments to QHI and Noun Energy.

Selling and marketing expenses decrease to $107,842 from $728,270, for the three months ended June 30, 2020 and 2019, respectively. The decrease is a result of lower consultant fees of $297,000 and lower marketing expense of $35,000.

Selling and marketing expenses decreased to $695,245 from $1,377,045 for the nine months ended June 30, 2020 and 2019, respectively. Sales and marketing expenses decreased due to lower consultant fees of $897,000 offset by an increase in headcount related costs of $232,000.

Research and developments costs were $205,613 and $478,108 for the three months ended June 30, 2020 and 2019. The decrease is in headcount related costs of $264,000 and a decrease in consultant fees of $9,900.

Research and development costs were $1,338,592 and $1,303,680 for the nine months ended June 30, 2020 and 2019, respectively. Research and development expenses increased primarily as a result of higher consultant costs of $561,000 offset by a decrease in headcount related expense of $321,000.

Interest income, net, decreased to $0 from $5,938 for the nine months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

At June 30, 2020, the Company had cash of $2,227,830 and an accumulated deficit at June 30, 2020 of $67,790,612. We expect to decrease expenses but will still generate continued operating losses until we develop revenues in excess of our operating costs. In assessing its liquidity, management monitors and analyzes the Company’s cash balance, the ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. The Company plans to fund the business through its operations, bank borrowings and, if necessary, additional financing from investors. Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity for the Company to meet its future operating and capital requirements for at least the next twelve months from the date of this report. If necessary, we believe we can raise capital on terms that are favorable to the Company; however, there are risks which may inhibit the Company’s ability to raise capital sufficient to continue funding the business long term.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our statements of cash flow:

	Nine Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(5,798,100)	$(4,324,550)
Investing activities	$(28,972)	$(37,059)
Financing activities	$215,430	$(40,000)

Operating Activities

Cash used in operating activities was $5,798,100 and $4,324,550 for the nine months ended June 30, 2020 and 2019, respectively. The change in cash used in operating activities was primarily due to increases in net loss because of increases in operating expenses described above. The net loss increase was partially offset by positive changes in accounts payable and prepaid expenses.

Investing Activities

Cash used in investing activities was $28,972 and $37,059 for the nine months ended June 30, 2020 and 2019, respectively.

Financing Activities

Cash provided/(used) in financing activities was $215,430 and $(40,000) for the nine months ended June 30, 2020 and 2019, respectively. The increase in cash provided by financing activities was due to the PPA Loan of $356,430 offset by the legal settlement with First Fire and the purchase of Treasury Stock for $150,000. Last year, a single investor was refunded $40,000 which had been refunded as an oversubscription, and for which shares were not issued.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2020, our Principal Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. We are committed to the remediation of the material weaknesses described in our Annual Report on Form 10-K, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise. As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our chief financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cipherloc Corporation

Date: August 14, 2020	By:	/s/ Milton Mattox
	Name:	Milton Mattox
	Title:	Principal Executive Officer

Cipherloc Corporation

Date: August 14, 2020	By:	/s/ Ryan Polk
	Name:	Ryan Polk
	Title:	Chief Financial Officer

