Form 10-K
period 2020-09-30
CIPHERLOC Corp
filed 2020-12-29
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

On March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $22,051,118 based upon the closing price on that date of the common stock of the registrant on the OTCQB Venture Market of $0.85.

As of December 23, 2020, there were 27,505,196 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

CIPHERLOC CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2020 AND 2019

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

You should view these statements with caution. Those statements are not guaranteeing future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments.

PART I

ITEM 1. BUSINESS

Overview

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in the State of Texas on June 22, 1953 as American Mortgage Company. Effective August 27, 2014, we changed our name to Cipherloc Corporation. Our headquarters are located at 6836 Bee Cave Road, Building 1, S#279, Austin, TX 78746. Our website is www.cipherloc.net. The information contained, or referred to, on our website is not part of this Annual Report on Form 10-K unless expressly noted.

Business Strategy

We are developing products and services around our patented polymorphic encryption technology designed to enable a more efficient and stronger layer of protection to be added to existing solutions. Through a licensing program, we anticipate offering the first secure commercially viable advanced “Polymorphic Encryption Core” (“PEC”) software developers kit to be used in any commercial data security industry and/or in sensitive applications.

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

Products and Services

During 2018 and 2019, we attempted to market several products, services and solutions. The initial solution suite was marketed under several product names. CipherLoc EDGE, a solution to be installed on mobile/handset devices, was designed to enable data to be securely sent between any two mobile devices. CipherLoc ENTERPRISE, a solution to be installed on desktops, laptops and tablet computers, was designed to enable data to be securely sent between any two platforms. CipherLoc GATEWAY, a solution to be installed on servers, was designed to enable end-to-end data protection to and from servers, computers, tablets, and/or mobile devices via the GATEWAY-protected servers. CipherLoc SHIELD was designed as a solution to be used as a data storage platform.

During 2018 and 2019, there were forward-looking public announcements by the Company’s then-management of product names or segments that were not delivered to the market and are not presently available to customers. Our current management restructured the Company to invest material resources into only products and services that are deliverable, have viable economic potential, and may be publicly disclosed without adversely affecting our competitive position. The core of our product and service offerings will continue to be built around our patents and our polymorphic encryption technology ,which is a highly secure, quantum-ready data protection technology carrying FIPS 140-2 (Federal Information Processing Standard 140-2) validation certificate #3381 for the “CipherLoc Polymorphic Encryption Engine Core” solution by the National Institute of Standards and Technology (NIST). We focused our development efforts during 2020 to develop commercial application of its technology by advancing a Software Development Kit (“SDK”) for the Polymorphic Encryption Core. By doing so, we have allowed potential customers to integrate and configure the PEC using the SDK.

Research and Development

Our research and development expenditures for the years ended September 30, 2020 and 2019 were $1,689,455 and $1,744,480, respectively. During December 2019, management determined that the maturity of our patented technology justified a cessation of academic research activity and the elimination of the chief scientist’s role leading academic efforts. Cost savings from those actions are now allocated entirely to product development, product engineering, and revenue-generating sales activity. Management continued to emphasis these three areas during fiscal year 2020 and intends to do so during fiscal year 2021 as well.

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

Patents, Copyrights, Trademarks, and Licenses

Our products, particularly our software and related documentation, are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary rights. Currently, we have 6 patents, with approximately 5 patents pending with the U.S. Patent and Trademark Office. We employ procedures to label copyrightable works with the appropriate proprietary rights notices, and we actively enforce these rights in the U.S. and abroad. However, these measures may not provide adequate protection, and our intellectual property rights may be challenged.

Cipherloc’s logo, is a registered trademark of the Company in the U.S. In the U.S., we are generally able to maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use.

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

Personnel

As of the date of this Annual Report on Form 10-K, we have full-time employee, 1 part-time employee and two full-time contractors. These low employee and contractor counts reflect the actions made by the Company in March and April to reduce the monthly operating expenses. The Company has determined this level of staffing is appropriate to continue pursuing applications of its technology with prospective customers.

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely. While the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

Risks Related to Our Industry

We face intense competition.

We expect to experience intense competition across all markets for our products and services. Although we believe our business and product portfolio will be a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low, and products, once developed, can be distributed broadly and quickly at a relatively low cost. Open-source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our anticipated products. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

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

If we made acquisitions or entered into joint ventures as part of our long-term business strategy, these transactions would involve significant challenges and risks including that the transactions do not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

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

Our auditor indicated that certain factors raise substantial doubt about our ability to continue as a going concern.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $7.0 million for the year ended September 30, 2020 and an accumulated deficit in aggregate of approximately $68.4 million at year end. We are not generating sufficient operating cash flows to support continuing operations and expect to incur further losses in the development of our business.

In our financial statements for the year ended September 30, 2020, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern. These factors included our accumulated deficit, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; and (2) generating cash flow from operations. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office space at 2107 Wilson Blvd. S#530, Arlington, Virginia. In February 2020, we entered into a lease agreement with our landlord for approximately 3,666 square feet. The lease was effective February 1, 2020 and has a five year and six months term. The initial monthly rent is $13,289, and the lease agreement provides for annual rent increases of approximately 2.7%. The amount of future payments guaranteed is $822,082. We terminated the employment with all of the employees working in the Arlington space during the restructure completed in April. As such, we have surrendered the space to the landlord and are actively negotiating an exit from the lease.

ITEM 3. LEGAL PROCEEDINGS

See “Litigation” in Note 7 – Commitments and Contingencies of the Notes to the Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market and quoted on the OTCQB Venture Market run by OTC Markets Group under the symbol “CLOK.”

As of December 23, 2020, there were 27,505,196 shares of common stock of the Company issued and outstanding, and there were 1,121 holders of the Company’s common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We did not declare any dividends for the year ended September 30, 2020. Our Board of Directors does not intend to declare dividends in the foreseeable future. The declaration, payment, and amount of any future dividends will be made at the discretion our Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

The Transfer Agent and Registrar for our common stock is Pacific Stock Transfer Company located in Las Vegas, Nevada.

Recent Sales of Unregistered Securities

Stock Issued for Cash

During the year ended September 30, 2020, there was no stock issued for cash.

Stock and Stock Options Issued to Board of Directors and Officers

During the year ended September 30, 2020, the Company issued 620,000 stock options to employees that were subsequently forfeited due to employee terminations. Stock  compensation expense for $194,896 was recognized in the period.

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

During the year ended September 30, 2020, 300,000 stock options were cancelled due to the termination of employment. As of September 30, 2020, 800,000 stock options are outstanding. None of the shares are in the money and the unamortized amount of stock compensation as of September 30, 2020 is $383,453.

Stock Issued for Services

During the year ended September 30,2020, the Company did not issue any stock for services.

During the year ended September 30, 2019, the Company issued 20,000 shares of common stock with a fair value of $40,000 to a consultant for consulting services rendered.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

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

Our Business

We are developing products and services around our patented polymorphic encryption technology designed to enable a more efficient and stronger layer of protection to be added to existing solutions. Through a licensing program, we anticipate offering the first secure commercially viable advanced “Polymorphic Encryption Core” (“PEC”) software developers kit to be used in any commercial data security industry and/or in sensitive applications.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are accounting for convertible debt and embedded derivatives, software revenue recognition, and stock issued to employees and non-employees. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 2, “Significant Accounting Policies” in the notes to our financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

Under ASC 718-20-35-7, Repurchase or Cancellation of equity awards, the amount of cash or other assets transferred (or liabilities incurred) to repurchase an equity award shall be charged to equity, to the extent that the amount paid does not exceed the fair value of the equity instruments repurchased at the repurchase date. Any excess of the repurchase price over the fair value of the instruments repurchased shall be recognized as additional compensation cost.

Results of Operations

Fiscal Year Ended September 30, 2020 Compared to Fiscal Year Ended September 30, 2019

Revenue increased to $47,983 for the year ended September 30, 2020 from $46,600 for the year ended September 30, 2019. There was no cost of revenues for the years ended September 30, 2020 or September 30, 2019.

General and administrative expenses increased to $4,573,673 for the year ended September 30, 2020 from $3,372,047 for the year ended September 30, 2019. The increases in general and administrative expenses primarily resulted from higher legal expenses of $1,043,820, an impairment loss related to the operating leases of $382,962, increase in stock compensation of $153,355 , an increase in corporate insurance of $142,197 and an increase in salary expense of $101,099 offset by decrease in payroll taxes of $236,369 along with, the decrease in miscellaneous expense over last year that included payments totaling $416,000 to Quality Healthcare International, Inc. (“QHI”) and Noun Energy.

Sales and marketing expenses decreased to $710,595 for the year ended September 30, 2020 from $1,772,197 for the year ended September 30, 2019. Sales and marketing expenses decreased primarily due to non-recurring payments made to Ageos during 2019 to hire individual sales consultants under contract with the Company for $1,217,072 and a decrease in travel related costs of $49,559 offset by an increase in salary expense of $205,029.

Research and development expenses decreased to $1,689,455 for the year ended September 30, 2020 from $1,744,480 for the year ended September 30, 2019. Research and development expenses decreased primarily as a result lower salary expense of $604,489, a decrease in stock compensation of $15,615 offset by an increase in consulting expense of $565,079

Total other expenses, net, increased to $44,332 for the year ended September 30, 2020 from $8,101 for the year ended September 30, 2019. The increase is a result of losses on the disposal of fixed assets.

Liquidity and Capital Resources

We had an accumulated deficit as of September 30, 2020 of $68,426,608. We expect to generate continued operating losses until we generate revenues sufficient to exceed our operating expenses. At September 30, 2020, we had $1,079,839 in cash. We do not believe that our existing cash balances are sufficient to fund future operations for the next 12 months. We are considering options to issue additional equity as a means to increase liquidity sufficient to fund operations through December 31, 2021.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(6,646,091)	$(6,139,815)
Investing activities	$(28,972)	$(37,059)
Financing activities	$(84,570)	$(40,000)

Operating Activities

For the year ended September 30, 2020, cash used in operating activities was $6,646,091, primarily attributable to a net loss of $6,970,072 non-cash items of $640,433 and a net change in net operating assets and liabilities of $316,452. Non-cash items primarily consisted of an impairment loss of $382,961 related to operating leases, stock compensation expense of $194,896, a net loss on disposal of assets of $44,332 and depreciation of $18,243. The change in our net operating assets and liabilities was primarily due to an increase in prepaid and other assets of $322,912 and an increase in accounts payable and accrued liabilities of $6,460. The Company used cash during the year to pay for the cost of general and administrative, sales and marketing, and research and development activities which combined to be $6,973,723.

For the year ended September 30, 2019, cash used in operating activities was $6,139,815, primarily attributable to a net loss of $6,834,023, partially offset by the net change in our net operating assets and liabilities of $580,123 and non-cash charges of $114,085. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets of $116,719 and an increase in accounts payable and accrued liabilities of $696,842. Non-cash charges consisted of stock compensation of $57,158, shares issued in exchange for services of $40,000 and depreciation of $16,927.

Investing Activities

Cash used in investing activities was $28,972 and $37,059, attributable to the purchases of property and equipment for the years ended September 30, 2020 and 2019, respectively.

Financing Activities

For the year ended September 30, 2020, cash provided by financing activities was $215,430, primarily derived from the proceeds from the PPA loan of $365,430, offset by a payment of $450,000 for the repurchase of treasury stock.

For the years ended September 30, 2019, cash used in financing activities was $40,000, was due to a payout related to an oversubscription on a capital raise.

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

ITEM 8. FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cipherloc Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cipherloc Corporation (the “Company”) as of September 30, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from its operations, has negative working capital, and a significant accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Briggs & Veselka Co.
We have served as the Company’s auditor since 2019.
Houston, Texas

December 28, 2020

CIPHERLOC CORPORATION

BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Current assets
Cash	$1,079,839	$7,839,472
Prepaid expenses	258,424	121,371
Total current assets	1,338,263	7,960,843

Other assets	200,000	7,566
Operating lease ROU asset	291,140	—
Fixed assets, net	—	40,182
Total assets	$1,829,403	$8,008,591

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$840,234	$650,681
Accrued compensation	10,000	142,293
Operating lease liability – current portion	132,608	—
Paycheck protection program loan – current portion	216,902	—
Deferred revenue	15,417	28,400
Total current liabilities	1,215,161	821,374

Paycheck protection program loan – long term	148,528	—
Operating lease liability – long-term portion	603,676	—
Total liabilities	1,967,365	821,374

Commitments and contingencies

Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2020 and September 30, 2019	10,000	10,000
Common stock, $0.01 par value, 681,000,000 shares authorized; 27,505,196 and 40,792,510 shares outstanding; and 40,792,510 and 40,792,510 issued as of September 30, 2020 and September 30, 2019, respectively	407,925	407,925
Treasury stock, at cost 13,287,314 shares	(550,000)	—
Additional paid-in capital	68,420,721	68,225,828
Accumulated deficit	(68,426,608)	(61,456,536)
Total stockholders’ equity (deficit)	(137,962)	7,187,217
Total liabilities and stockholders’ equity (deficit)	$1,829,403	$8,008,591

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2020	2019
Revenues	$47,983	$46,600

Cost of revenues	—	—
Gross profit	47,983	46,600

Operating expenses:
General and administrative	4,573,673	3,372,047
Sales and marketing	710,595	1,772,197
Research and development	1,689,455	1,744,480
Total operating expenses	6,973,723	6,888,724

Operating loss	(6,925,740)	(6,842,124)

Other (expenses) income:
Loss on disposal of asset	(44,332)	—
Interest income, net	—	8,101
Total other income, net	(44,332)	8,101

Net loss	$(6,970,072)	$(6,834,023)

Net loss per common share - Basic and diluted:	$(0.18)	$(0.17)

Weighted average common shares outstanding - Basic and diluted	39,495,185	40,792,510

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock		Common Stock			Additional		Stockholders’
	Shares	Amount	Shares Issued	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at, September 30, 2018	1,000,000	$10,000	40,743,917	$407,438	$0	$68,169,157	$(54,622,513)	$13,964,082
Common stock issued to an employee	—	—	9,346	94		11,122	—	11,216
Stock option expense issued to directors and officers	—	—	—	—		45,942	—	45,942
Common stock issued for services	—	—	20,000	200		39,800	—	40,000
Correction of shares outstanding	—	—	19,247	193		(193)	—	—
Refund of oversubscription	—	—	—	—		(40,000)	—	(40,000
Net loss	—	—	—	—		—	(6,834,023)	(6,834,023)
Balance at September 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$0	$68,225,825	$(61,456,536)	$7,187,217
Stock option expense issued to directors and officers	—	—	—	—		194,896	—	194,896
Purchase of treasury stock	—	—	—	—	$(550,000)	—	—	$(550,000)
Net loss	—	—	—	—		—	(6,970,072)	(6,970,072)
Balance at September 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(550,000)	$68,420,721	$(68,426,608)	$(137,962)

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,970,072)	$(6,834,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,243	16,927
Stock-based compensation	194,896	57,158
Impairment loss	382,961	—
Loss on disposal of asset	44,333	—
Stock issued for services	—	40,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(322,912)	(116,719)
Accounts payable and accrued liabilities	151,736	598,638
Accrued compensation	(132,293)	69,804
Deferred revenue	(12,983)	28,400
Net cash used in operating activities	(6,646,091)	(6,139,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(28,972)	(37,059)
Net cash used in investing activities	(28,972)	(37,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(450,000)	—
Proceeds from PPP loan	365,430	—
Repayment of oversubscription	—	(40,000)
Net cash provided by (used in) financing activities	(84,570)	(40,000)

DECREASE IN CASH	(6,759,633)	(6,216,874)
CASH, BEGINNING OF YEAR	7,839,472	14,056,346
CASH, END OF YEAR	$1,079,839	$7,839,472

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Capitalization of ROU asset	$746,125	$—
ST operating lease liability recorded	$61,264	$—
LT operating lease liability recorded	$684,861	$—
Unpaid treasury stock	$100,000	—

The accompanying notes are an integral part of these financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in the State of Texas on June 22, 1953 as American Mortgage Company. Effective August 27, 2014, the Company changed its name to Cipherloc Corporation.

NOTE 2 - GOING CONCERN

We do not believe that our existing cash balances are sufficient to fund future operations for the next 12 months. We are considering options to issue additional equity as a means to increase liquidity sufficient to fund operations into the start of calendar year 2022. If we are unsuccessful doing so, then the Company will cease operations.

At September 30, 2020, the Company had not yet achieved profitable operations. We had a net loss of approximately $7.0 million for the year ended September 30, 2020 and had an accumulated deficit in aggregate of approximately $68.4 million since our inception. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) generating cash flow from operations. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

These financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and 2019. At September 30, 2020 and 2019, cash includes cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000. As of September 30, 2020, $829,839 of the Company’s cash balance was uninsured. The Company has not experienced any losses on cash.

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. There was no impairment recorded during the year ended September 30, 2019. During the year ended September 30, 2020, the Company recorded an impairment loss of $382,961 related to its Virginia lease. In addition, the Company recorded a loss of $44,336 on the disposal of fixed assets.

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

Customer Concentration

During the year ended September 30, 2020 two customers accounted for approximately 100% of the Company’s revenues. During the year ended September 30, 2019, one customer accounted for approximately 100% of the Company’s revenues.

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

There were no accounts receivable balances on September 30, 2020 and 2019. There was no adjustment needed to the accounts receivable for the cumulative effect of applying ASC 606 under the modified retrospective method. There was no impact on the opening balance contract assets and liabilities, for the cumulative effect of applying ASC 606 under the modified retrospective method as of October 1, 2018.

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

Changes in deferred revenue were as follows:

Year Ended September 30, 2019
Balance on September 30, 2018	$—
Cumulative effect of applying ASC 606 under the modified retrospective method*	—
Deferral of revenue	75,000
Recognition of revenue	(46,600)
Balance at September 30, 2019	$28,400

Year Ended September 30, 2020
Balance on September 30, 2019	$28,400
Deferral of revenue	35,000
Recognition of revenue	(47,983)
Balance at September 30, 2020	$15,417

*See Note (1) Summary of Significant Accounting Policies, section (s) to our Financial Statements for further information.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $15,417 as of September 30, 2020, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company had deferred revenue of $15,417 and $28,400 as of September 30, 2020 and 2019, respectively.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the years ended September 30, 2020 and 2019 were $1,689,455 and $1,744,480, respectively.

Stock-Based Compensation

The Company measures the cost of services provided by employees and non-employees in exchange for an award of an equity instrument based on the grant-date fair value of the award. There were stock options issued during the year ended September 30, 2020, however, awards were subsequently forfeited. Outstanding awards are the awards issued for the fiscal year 2019. There were both fully vested stock grants and stock options granted to employees and non-employees during the year ended September 30, 2019. As such, compensation cost was recognized for grant as well as a ratable portion for the stock options vesting over a three-year time frame.

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

Under ASC 718-20-35-7, Repurchase or Cancellation of equity awards, the amount of cash or other assets transferred (or liabilities incurred) to repurchase an equity award shall be charged to equity, to the extent that the amount paid does not exceed the fair value of the equity instruments repurchased at the repurchase date. Any excess of the repurchase price over the fair value of the instruments repurchased shall be recognized as additional compensation cost.

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

The Company uses the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions during the years ended September 30, 2020 or 2019.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2020, and 2019, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the year ended September 30, 2020, 24,146,866 warrants, 800,000 stock options and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. During the year ended September 30, 2019, 24,290,866 warrants, 1,100,000 stock options, and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company are currently evaluating the impact of ASU 2019-12 on its financial statements, which is effective for the Company in its fiscal year and interim periods beginning on October 1, 2021.

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

NOTE 4 – FIXED ASSETS, NET

As of September 30, 2020, and 2019, fixed assets consisted of the following:

	September 30,
	2020	2019
Equipment and furniture	$—	$37,875
Leasehold improvements	—	17,630
Software	—	12,676
	—	68,181
Accumulated depreciation	—	(27,999)
Fixed assets, net	$—	$40,182

Depreciation expense for the years ended September 30, 2020 and 2019 was $18,243 and $16,927, respectively. The fixed assets were disposed of during 2020.

NOTE 5 – SOFTWARE LICENSES

Software License Agreements

During fiscal year 2019, the Company entered into a one-year agreement with SoundFi LLC (“SoundFi”) which will automatically renew for subsequent one-year periods unless otherwise terminated by either party. Cipherloc received $25,000 from SoundFi during the year ended September 30, 2020.

The Company executed an annual software licensing agreement with Castle Shield during the year ended September 30, 2020 which also include auto-renewing terms. Castle Shield made a $10,000 payment to the Company based on the terms of their agreement with Cipherloc.

During the year ended September 30, 2020, the Company recognized $47,983 in licensing revenue from the SoundFi and Castle Shield agreements.

NOTE 6 – DEBT

On April 6, 2020, to supplement its cash balance, the Company submitted their application for a Paycheck Protection Program (“PPP”) loan (the “SBA loan”) sponsored by the U.S. Small Business Administration in the amount of $365,430. On April 12, 2020, Company’s SBA loan application was approved, and the Company received loan proceeds on April 22, 2020. The SBA loan has an interest rate of 1% and matures on April 12, 2022.

Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses, such as the Company, that are adversely impacted under the COVID-19 Emergency Declaration issued by President Donald J. Trump on March 13, 2020.

As a result of staff reductions during 2020, the Company expects the ultimate amount of loan forgiveness to be minimal.

The Paycheck Protection Program loan balance at September 30, 2020 was $365,430

Future Minimum Paycheck Protection Program loan payment by Fiscal Year
2021	$216,902

2022	148,528
Total Paycheck Protection Program loan	$365,430

NOTE 7 – RELATED PARTY TRANSACTIONS

Employees related to Ex Chief Executive Officer

Skylar, Olivia and Robin De La Garza, immediate family members of former CEO Michael De La Garza,  earned $52,278, $47,176 and $53,000, respectively, in compensation for the year ended September 30, 2019. In August 2019, Robin and Skylar De La Garza were terminated as employees of the Company. The Company also paid $11,394 in educational costs of Skylar De La Garza and $6,200 in moving expenses of Olivia De La Garza. Michael De La Garza was the CEO and director of the Company during the period of time when these payments were made.

See Note 8 for additional related party transactions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In August 2019, the Board of Directors formed a special committee of independent directors (the “Special Committee”) to investigate certain activities of Michael De La Garza (“De La Garza”), our former chief executive officer. Also in that same month, the Company initiated litigation against De La Garza in the District Court of Travis Country, Texas (the “Court”). On September 25, 2019, the Court entered a temporary injunction against De La Garza enjoining him from numerous acts. The Special Committee investigated certain activities of De La Garza, including the Ageos, LLC Operating Agreement, the QHCI/Noun note receivable, an advance/bonus, personal expenditures, and other items. All amounts expended have been expensed as of September 30, 2019.

The Company also sued De La Garza, among others, in federal district court seeking to invalidate the issuance of preferred stock to him in 2015. The preferred stock shares were converted to 13.5 million shares of common stock by De La Garza during 2018.

All litigation matters with Michael De La Garza were settled on August 28, 2020 with De La Garza agreeing to return 13.1 million shares of common stock to the Company and the Company agreeing to pay De La Garza $400,000 between September 30, 2020 and September 30, 2021. At September 20, 2020, Cipherloc owed $100,000 in settlement payments which will be made in $25,000 payments on December 1, 2020, March 1, 2021, June 1, 2021, and September 1, 2021.

The Company is seeking to invalidate the issuance of 1 million shares of Cipherloc preferred stock to former director and chief financial officer, Pamela Thompson, which stock is now being held by the Carmel Trust II, in or around 2011. As such, the Company has sued James LeGanke, as Trustee of Carmel Trust II, in federal court as part of its efforts to invalidate those shares. The Company alleges that Thompson failed to comply with both state law and Company bylaws when she and then CEO, Michael De La Garza, caused the Company to issue the preferred stock to themselves as purported compensation. The lawsuit is ongoing, and its resolution is unknown.

On October 13, 2020, Ageos, LLC, a Virginia limited liability company (“Ageos”), filed a Third Party Complaint against Cipherloc (Third Party Case No. GV20015643-00) in connection with the pending action titled Scandium, LLC v. Ageos, LLC (Case No. GV20014313-00) in the General District Court for Fairfax County in the Commonwealth of Virginia. The action relates to an operating agreement, by and between Cipherloc and Ageos, whereby Cipherloc agreed to guarantee Ageos’s lease in order to enable the leasing of space in Fairfax County, VA. Cipherloc subsequently terminated the agreement with Ageos and offered to take over the space as an accommodation. Ageos declined. Ageos’s third party complaint demands from Cipherloc, among other things, all damages obtained by Scandium, LLC against Ageos; (ii) other compensatory damages in connection with certain lease payments under the lease discussed above; and (iii) pre-judgment interest. This lawsuit is ongoing, and its resolution is unknown.

Leases

In February 2019, the Company and the landlord for its leased office space in Buda, Texas entered into a new lease agreement, and the Company reduced its rented space from approximately 3,900 to 1,302 square feet. The new lease became effective on February 1, 2019 and has a three-year term. The initial monthly rent is $2,566, and the lease agreement provided for annual rent increases of approximately 2.7%. The lease automatically renews for a three-year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 180 days prior to the expiration of the current term. In July 2020, the Company executed a lease termination agreement with the landlord for an early termination fee of $10,546 and forfeited the existing security deposit of $2,566. There are no future payments related to this lease.

In October 2018, the Company leased approximately 3,900 square feet of office space on North Scottsdale Road in Scottsdale, Arizona. The lease for this facility began on October 4, 2018 and originally continued until October 31, 2021. Annual rent of $77,180 was prepaid for the first year from November 1, 2018 to October 31, 2019, and the lease agreement provides for annual rent increases of approximately 5.0%. In June 2020, the Company executed a lease termination agreement with the landlord for an early termination fee of $27,013 and forfeited the existing security deposit of $9,796. There are no future payments related to this lease.

In February 2020, the Company leased approximately 3,666 square feet of office space on 2107 Wilson Boulevard, Arlington, Virginia. The lease for this facility began on February 1, 2020 and continues until July 31, 2025. The base annual rent is $159,471, a $100,000 security deposit was paid, and abatement of monthly rent payments was provided until August 1, 2020, and the lease provides for annual rent increases of approximately 2.5%. The amount of future payments guaranteed is $822,082.

As the result of restructuring actions intended to conserve cash during the COVID-19 crisis, the landlord of the Wilson Boulevard space was notified that the Company no longer needed the space and is seeking an amicable and reasonable termination of the lease agreement.

As of September 30, 2020, the Company had one lease agreements for facilities.

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

Cash Flows

An initial right-of-use asset of $233,751 was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $28,534 during third quarter 2020 and is included in operating cash flows. In February 2020, the Company’s new lease in Arlington, Virginia added approximately $746,000 in new lease obligations.

The weighted average remaining lease terms and discount rates for all of our operating lease were as follows as of September 30, 2020:

Remaining lease term and discount rate:	September 30, 2020
Weighted average remaining lease terms (years)
Lease facilities	4.83

Weighted average discount rate
Lease facilities	4.35%

Significant Judgements

Significant judgements include the discount rates applied, the expected lease terms, and lease renewal options. There are three leases with a renewal option. Using the practical expedient, the Company utilized existing lease classifications as of September 30, 2019. As a result, the lease renewal options were not changed on implementation.

Future annual minimum lease obligations at September 30, 2020 are as follows:

Year ending September 30	Amount
2021	$162,135
2022	166,180
2023	170,322
2024	174,575
2025	148,870
$822,082

Rent expense totaled $218,997 and $150,575 for the years ended September 30, 2020 and 2019, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2020, and 2019, the Company had 27,505,196 and 40,792,510 shares of common stock outstanding, respectively, and were authorized to issue 681,000,000 shares of common stock at a par value of $0.01.

Treasury Stock

Management determines the fair value of stock issuances using the closing stock price on the grant date.

During the year ended September 30, 2020, the Company came to a settlement with First Fire and purchased back 149,557 shares and recorded such shares as Treasury Stock. First Fire received $150,000 in exchange for the 149,557 shares.

During the year ended September 30, 2020, the Company reached a settlement and as result received surrendered shares of 13,137,757 share and recorded such shares as Treasury Stock.

Common Stock Issued for Cash

During the year ended September 30, 2019, the Company refunded $40,000 for an oversubscription of common stock made by an investor related to the private placement of shares in fiscal year 2018. The refund was made in lieu of an issuance of shares.

Common Stock and Stock Options Issued to Directors and Officers

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

During 2020, 620,000 stock options were granted to employees. Also during 2020, 920,000  stock options were cancelled due to the termination of employment. As of September 30, 2020, 800,000 stock options are outstanding. None of the stock options are in the money and the unamortized amount of stock compensation as of September 30, 2020 is $383,453.

Year Ended September 30, 2019
Balance on September 30, 2018	—
New Awards	1,100,000
Options Cancelled	—
Balance at September 30, 2019	1,100,000

Year Ended September 30, 2020
Balance on September 30, 2019	1,100,000
New Awards	620,000
Options Cancelled	(920,000)
Balance at September 30, 2020	800,000

Common Stock Issued for Services

During the year ended September 30, 2019, the Company issued 20,000 shares of common stock with a fair value of $40,000 to Pycnocline, LLC for management consulting services, which was recorded in research and development expense.

Preferred Stock

As of September 30, 2020, and 2019, the Company had 1,000,000 and 1,000,000 shares of restricted preferred stock outstanding, respectively. Each share of preferred stock is convertible into the Company’s common stock at a rate of one (1) preferred share to 1.5 common shares. Each share of preferred stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of preferred stock can only convert the shares if agreed to by the Board of Directors. If declared by the Board of Directors, holders of preferred stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. In the event of liquidation or dissolution of the Company, holders of preferred stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution to holders of common stock of the Company.

Warrants

During the year ended September 30, 2018, the Company issued warrants to purchase 75,000 shares of common stock. These warrants were issued with an exercise price of $2.00 and a term of five years. No warrants were issues during fiscal years 2020 and 2019.

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

Warrant activity for the years ended September 30, 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2018	25,015,866	$1.27	5.83
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(725,000)	4.50	—
Outstanding at September 30, 2019	24,290,866	1.14	4.84
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(544,000)	2.11	—
Outstanding at September 30, 2020	23,746,866	$1.12	3.74

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2020 and 2019 consist of the following:

	September 30,
	2020	2019
Current:
Federal	$—	$—
State	—	—
	$—	$—

Deferred:
Federal	$(1,396,673)	$(1,301,000)
State	—	—
	(239,000)	(1,301,000)
Valuation allowance	1,396,673	1,301,000
Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Non-deductible stock-based compensation and other permanent differences	(0.1)	(0.07)
Change in statutory tax rate	(0.0)	(13.0)
Valuation allowance	(20.90)	(20.93)
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2020	2019
Net operating loss carry forward	$6,126,911	$4,778,000
Deferred compensation	3,853,777	3,806,000
Valuation allowance	(9,980,688)	(8,584,000)
Deferred income tax asset	$—	$—

The Company has a net operating loss carry forward of $29.2 million available to offset future taxable income. Of which, $2.6 million will expire within the next five years, and the remaining $26.6 million will expire thereafter. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. The Company has adjusted the net operating losses incurred prior to 2015 to reflect only the losses not subject to limitation. The Company has provided for a valuation reserve against the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015 are subject to an annual limitation of approximately $525,000.

For the years ended September 30, 2020 and 2019, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carry forward and the related valuation allowance, as well as non-deductible stock-based compensation.

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

The Company is current on all its federal income tax filings. An extension will be filed for the September 30, 2020 tax return.

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

NOTE 11 - SUBSEQUENT EVENTS

On October 16, 2020, David Chasteen, a director, was appointed the Chief Executive Officer of the Company.

On November 12, 2020, Milton Mattox, Cipherloc Chief Operating Officer, tendered his resignation which was accepted by the Chief Executive Officer. Mattox assisted in the transition to interim Chief Technology Officer Nick Hnatiw who was engaged as an independent contractor on November 18, 2020. Mattox’s last day with the Company was December 15, 2020.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to 1) no formal evaluation has been performed by us and 2) the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

In connection with the preparation of the Annual Report on Form 10-K for the year ended September 30, 2019, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019 and concluded that we had not implemented effective internal control over financial reporting during the reporting year.

Remediation Plan

Management executed a remediation plan to address the material weaknesses discussed above. These remediation efforts focused on:

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

Management has also evaluated the effectiveness of its internal control over financial reporting in accordance with generally accepted accounting principles within the guidelines of the Committee of Sponsoring Organizations of the Treadway Commission framework (2013). Based on the results of this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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

Name	Age	Title
Tom Wilkinson	51	Chairman of the Board of Directors
Anthony Ambrose	59	Director
David Chasteen	43	Chief Executive Officer and Director
Sammy Davis DrPH	73	Director
Zeynep Young	50	Director
Ryan Polk	52	Chief Financial Officer
Milton Mattox	58	Chief Operating Officer
Nicholas Hnatiw	40	Interim Chief Technology Officer

The background and principal occupations of the directors and executive officers of the Company are as follows:

Board of Directors

Tom Wilkinson – Chairman of the Board of Directors

Mr. Wilkinson serves as the Company’s Chairman of the Board of Directors. He is a licensed CPA in Texas and Colorado. From 2014 to October, 2015 he was the Chief Financial Officer of Amherst Holdings, LLC. Mr. Wilkinson joined Xplore Technologies Corp., a NASDAQ traded company, in 2015 where he served as the Chief Financial Officer until 2017 when he took on the position of Chief Executive Officer until the sale of the company to Zebra Technologies in August 2018. He presently owns and operates Wilkinson & Company, a financial and business consulting firm focused on emerging growth pre-IPO and public companies. Mr. Wilkinson has also been a member of the board of directors of Astrotech Corporation (NASDAQ: ASTC) since October 2018. He received his Bachelor of Business Administration and Master of Professional Accounting from the University of Texas in 1992. We believe Mr. Wilkinson is qualified to serve on our board of directors based on his financial experience.

Anthony Ambrose – Director

Mr. Ambrose serves a director of the Company. Mr. Ambrose has served as a director, President and Chief Executive Officer of Data I/O, the leading global provider of advanced data and security programming solutions, and a NASDAQ listed company (NASDAQ: DAIO). Prior to Data I/O, Mr. Ambrose was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm since 2011. From 2007 to 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he established the telecom platform business and grew it to over $125M in annual revenues. He was previously general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards-based communications platforms and grew the industry standard server business to over $1B in revenues. Mr. Ambrose has a Bachelor of Science degree in Engineering from Princeton University, and has completed the Stanford University Director Symposium. We believe Mr. Ambrose is qualified to serve on our board of directors based on his data security and industry experience.

David Chasteen – Chief Executive Officer and Director

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

Executive Officers

Ryan Polk – Chief Financial Officer

Ryan Polk serves as the Company’s Chief Financial Officer. Mr. Polk has served in leadership roles in both public and private companies after a brief time at accounting firm Ernst & Young. He is a part-time employee of Cipherloc and is engaged in providing CEO and CFO related services to other companies as an independent contractor. He is a graduate of Purdue University with two Bachelor of Science degrees from the Krannert School of Management. His career has focused on both the consumer products and technology industries.

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

Nicholas Hnatiw – Interim Chief Technology Officer

Nicholas Hnatiw serves as the Company’s Chief Technology Officer. Mr. Hnatiw has more than 15 years of experience creating software technologies from network security to artificial intelligence. Mr. Hnatiw has led the design and development of a security risk assessment SaaS platform, run a security monitoring service with a custom-built next generation automation and SIEM system. Prior to the Company, Mr. Hnatiw served as the technical director for network operations supporting U.S. Cyber Command, U.S. Intelligence Agencies, and other Department of Defense research organizations from October 2010 to October 2014. From June 2015 to September 2019, Mr. Hnatiw was the Chief Executive Officer of Loki Labs, a cyber security firm. Mr. Hnatiw is also currently a consultant with Cuesta Partners (since January 2020); a partner and Chief Technology Officer of Sidechannel Security (since February 2020), and the Chief Technology Officer of RealCISO.io (since October 2020). Mr. Hnatiw earned a bachelor of science degree in computer engineering and computer science at the University of Massachusetts, Amherst.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Other than Mr. Chasteen’s appointment as a chief executive officer in connection with his employment agreement, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Board Leadership Structure and Role in Risk Oversight

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our Board. Each committee has the composition and responsibilities described below. Our Board may establish other committees from time to time.

The following table identifies the current members of each of our committees:

Name	Executive Committee	Audit	Compensation	Corporate Governance/ Nominating
Tom Wilkinson	X*	X	X	X
Anthony Ambrose	X	X*	X	X*
David Chasteen	X
Sammy Davis DrPH	X	X	X	X
Zeynep Young	X	X	X*	X

* Chairman of the committee

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under the rules of the Nasdaq Stock Market LLC. As our common stock is traded over the counter on the OTCQB, we are not required to comply with such requirements. Nevertheless, the Board considers Ms. Young, Dr. Davis, and Mr. Ambrose to be “independent” under such rules.

Audit Committee

Messrs. Ambrose, Wilkinson, Davis and Ms. Young serve on the Audit Committee, which is chaired by Mr. Ambrose.

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

Compensation Committee

Messrs. Ambrose, Wilkinson, Davis and Ms. Young serve on the Compensation Committee, which is chaired by Ms. Young

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

Corporate Governance/Nominating Committee

Messrs. Ambrose, Wilkinson, Davis and Ms. Young serve on the Corporate Governance/Nominating Committee, which is chaired by Mr. Ambrose.

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

Code of Ethics

We have adopted a formal Code of Ethics applicable to all Board members, officers and employees. A copy of our Code of Ethics may be obtained without charge upon written request to Secretary, Cipherloc Corporation, 6836 Bee Cave Road, Bldg. 1, S#279, Austin, TX 78746.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended September 30, 2020 and 2019, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Tom Wilkinson
Chairman of the Board & Principal Financial Officer	2020	$—	—	$—	$—	—	$—
Executive Officer	2019	$25,000	—	$96,500	$10,000	—	$131,500

Andrew Borene
Chairman &	2020	$94,500	$100,000	—	$175,000	—	$369,500
Chief Executive Officer(2)	2019	$—	—	—	$—	—	$—

Ryan Polk, Chief Financial Officer(3)	2020	$49,760	—	—	$—	—	$49,760

Gino Mauriello	2020	$72,917	—	—	$50,000	—	$122,917
Chief Financial	2019	$93,750	—	—	—	—	$93,750
Officer(4)

Albert Carlson, PhD
Director &	2020	$121,890	—	—	—	—	$121,890
Chief Scientific	2019	$200,833	—	$57,900	—	—	$258,733
Officer (6)

Milton Mattox	2020	$222,865	$15,000	$—	—	—	$237,865
Chief Operating	2019	$185,417	—	$19,300	—	—	$204,717
Officer(5)

(1) All other compensation consists primarily of remunerations for legal settlements, severance, auto and health insurance costs.

(2) Mr. Andrew Borene was terminated as Chief Executive Officer on April 3, 2020.

(3) Mr. Polk was appointed as Chief Financial Officer on February 1, 2020.

(4) Mr. Mauriello was terminated as Chief Financial Officer on December 13, 2019.

(5) Mr. Mattox resigned from the Company on November 12, 2020.

(6) Mr. Carlson resigned from the Company on December 17, 2019

Compensation of Directors

We  changed our compensation policy for directors include quarterly fees as well as stock options. Annual director compensation will be $60,000 for the Chairman of the Board and Lead Independent Director, $40,000 for directors with an additional $4,000 for additional committees. During the years ended September 30, 2020 and 2019, the company paid $170,000 and $40,000 in board fees, respectively. During July 2020, the board of directors temporarily deferred cash director payments.

Employment Contracts

Borene Employment Agreement

We entered into an Employment Agreement with Andrew Borene (the “Borene Employment Agreement”), our Chief Executive Officer, on November 25, 2019, pursuant to which he received a base annual salary of $350,000, payable in accordance with the Company’s standard payroll schedule, and other customary benefits. Mr. Borene also received options to purchase up to 500,000 shares of the Company’s common stock (the “Borene Options”). The Borene Options had an exercise price of $0.75 per share and were to vest as follows: 166,666 shares vest on November 26, 2020, 166,667 shares vest on November 26, 2021, and 166,667 shares vest on November 26, 2022. Additionally. Mr. Borene received a signing bonus in the amount of $150,000 which is payable in equal installments at the end of each of the first three months of his employment.

Mr. Andrew Borene was terminated on April 3, 2020. No future payments are expected under his former employment contract.

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

Mr. De La Garza was terminated on August 11, 2019 for cause. No future payments are expected under his former employment contract.

All Claims with MDLG were settled. Please refer to Note 8 to our audited financial statements included in this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 9, 2021 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. As of January 9, 2021, there were 27,505,196 shares of our common stock issued and outstanding.

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

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cipherloc Corporation, 6836 Bee Cave Road, Bldg. 1, S#279, Austin, TX 78746.

Name and Address of Beneficial Owners	Amount	Percent Ownership
Tom Wilkinson	15,200	* %
Anthony Ambrose	—	—%
David Chasteen	—	—%
Sammy Davis, DrPH	10,000	* %
Zeynep Young	—	—%
Ryan Polk	—	—%
Milton Mattox	—	—%
Nicholas Hnatiw	—	—%
All Officers and Directors as a Group (9 persons)	25,200	—%

5% or greater		%
Manchester Management PR, LLC (1)	3,861,000	14.03%

* Less than 1%

(1) Solely based on the Company’s review of public filings made with the SEC. Includes shares that are directly owned by Manchester Explorer, L.P. The shares are indirectly beneficially owned by Manchester Management PR, LLC and Manchester Management Company, LLC as a result of having investment discretion over certain advisory accounts they manage. Manchester Management PR, LLC, a Puerto Rico limited liability company, provides investment management services to private individuals and institutions. The reported securities may also be deemed to be indirectly beneficially owned by James E. Besser, as the Managing Member of Manchester Management PR, LLC and Manchester Management Company, LLC. The principal business address for Manchester Management PR, LLC is 53 Palmeras Street, Caribe Plaza Building, 6th Floor, San Juan, Puerto Rico, 00901

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended September 30, 2020 and September 30, 2019 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K.

De La Garza Settlement

On August 28, 2020, we entered into a Settlement Agreement and Mutual General Release (the “Settlement”) with Michael De La Garza, a former director of the Company. The Settlement related to certain actions, including (i) CipherLoc Corporation vs. Michael De La Garza, MSR, LLC, and James LaGanke, as Trustee of the Caramel Trust II, Civil Action No. 1:19-CV-01147-LY in the United States District Court for the Western District of Texas, Austin Division, (ii) CipherLoc Corporation vs. Michael De La Garza, Cause No. D-1-GN-19-005253 in the 53rd Judicial District Court of Travis County, Texas, and (iii) Michael De La Garza and CipherLoc, Inc. v. Tom Wilkinson, Anthony Ambrose, Manchester PR, LLC and Manchester Explorer, LP; Cause No. D-1-GN-19-004708 in the 53rd Judicial District Court of Travis County, Texas. Under the Settlement, all of the foregoing actions were dismissed with prejudice. Pursuant to the Settlement, Mr. De La Garza, agreed to, among other things, (i) resign as a director of the Company and confirmed that he had no disagreements with the Board of Directors, and (ii) return 13,137,757 shares of the Company’s common stock, $0.01 par value per share (the “Forfeited Stock”), held by him to the Company’s treasury. We agreed to pay Mr. De La Garza an aggregate sum of $400,000 (the “Settlement Amount”), payable as follows: (A) $300,000 on or before ten (10) business days after the last to occur (the “Settlement Date”) of (i) the execution of the Settlement by Mr. De La Garza, (ii) actual receipt by the Company of the Forfeited Stock and consummation of the deliveries contemplated by the Settlement, and (iii) the receipt by the Company of a completed Internal Revenue Service Form W-9 from Mr. De La Garza; and (B) $25,000 on each of the four (4) succeeding quarterly anniversaries of the Settlement Date. Notwithstanding the foregoing, in the event that Mr. De La Garza is not in compliance with the Settlement on any such payment date, then no payment shall be due and we will have the right to pursue any and all remedies against De La Garza including, without limitation, seeking the return of all amounts paid. In exchange for the consideration described above, and subject to the terms and conditions set forth in the Settlement, the Company and Mr. De La Garza mutually agreed to grant each other a general release.

Other Payments

Skylar, Olivia and Robin De La Garza , the immediate family members of former CEO Michael De La Garza, earned $52,278, $47,176 and $53,000, respectively, in compensation for the year ended September 30, 2019. In August 2019, Robin and Skylar De La Garza were terminated as employees of the Company. The Company also paid $11,394 in educational costs of Skylar De La Garza and $6,200 in moving expenses of Olivia De La Garza. Michael De La Garza was the CEO and director of the Company during the period of time when these payments were made.

Review, Approval or Ratification of Transactions with Related Parties

Our Board of Directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. The material facts as to a related party’s relationship or interest in the transaction are disclosed to our Board of Directors prior to their consideration of such transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith. The Company does not have a related party transactions policy in place.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by its principal accountants for each of the last two fiscal years were as follows:

	2020	2019
Audit fees	$83,200	$41,778
Tax fees	$12,250	$18,500
Total fees	$95,450	$60,278

Audit Fees. The aggregate fees billed by Briggs & Veselka Co. for the audit of the Company’s annual financial statements were $83,200 for the year ended September 30, 2020. The aggregate fees billed by Briggs & Veselka Co. for the audit of the Company’s annual financial statements were $5,000 for the fiscal year ended September 30, 2019. The aggregate fees billed by Armanino, LLP of the Company’s interim financial statements were $36,778 for the year ended September 30, 2019.

Audit-Related Fees. The aggregate fees billed by Briggs & Veselka Co., for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2020 and2019 that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.00.

Tax Fees. The aggregate fee billed by The Wenmohs Group for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended 2020 were $12,250. The aggregate fees billed by Eide Bailly LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2019 were $18,500.

All Other Fees. The aggregate fees billed by Briggs & Veselka Co. for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2020 and 2019 were $0.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2020 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed on January 3, 2000).
3.2	Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2015).
3.3	Amended and Restated Bylaws of Cipherloc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2019).
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Employment Agreement of Michael De La Garza (incorporated by reference to the Company’s Exhibit 10.12 to the Company’s Form 10-K filed on October 10, 2013).
10.2	Employment Agreement of Dr. Albert Carlson (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on September 4, 2015).
10.3	2019 Stock Incentive Plan, Effective as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2019.
14.1	Code of Ethics for Directors, Officers and Employees of Cipherloc and its Affiliates, dated August 8, 2019 (filed as Exhibit 14.1 to a Current Report on Form 8-K, filed on August 12, 2019)
31.1	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Cipherloc Corporation

Date: December 28, 2020	By:	/s/ David Chasteen
David Chasteen
Chief Executive Officer, Director

Date: December 28, 2020	By:	/s/ Ryan Polk
Ryan Polk
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: December 28, 2020	By:	/s/ David Chasteen
David Chasteen
Chief Executive Officer, Director

Date: December 28, 2020	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chairman of the Board of Directors

Date: December 28, 2020	By:	/s/ Anthony Ambrose
Anthony Ambrose
Director

Date: December 28, 2020	By:	/s/ Sammy Davis
Sammy Davis
Director

Date: December 28, 2020	By:	/s/ Zeynep Young
Zeynep Young
Director

