Form 10-Q
period 2020-12-31
CIPHERLOC Corp
filed 2021-02-16
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 15, 2021, 40,792,510 shares of the issuer’s common stock were outstanding.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that can be expected for the year ending September 30, 2021.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	December 30, 2020	September 30, 2020
ASSETS
Current assets
Cash	$399,876	$1,079,839
Prepaid expenses	181,900	258,424
Total current assets	581,776	1,338,263

Other assets	140,132	200,000
Operating lease ROU asset	260,779	291,140
Total assets	$982,687	$1,829,403

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$852,928	$840,234
Accrued compensation	—	10,000
Operating lease liability – current portion	135,058	132,608
Paycheck protection program loan – current portion	260,499	216,902
Deferred revenue	6,667	15,417
Total current liabilities	1,255,152	1,215,161

Paycheck protection program loan – long term	104,931	148,528
Operating lease liability – long-term portion	569,276	603,676
Total liabilities	1,929,359	1,967,365

Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; nil and 1,000,000 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	—	10,000
Common stock, $0.01 par value, 681,000,000 shares authorized; 27,377,696 and 27,505,196 shares outstanding; and 40,792,510 and 40,792,510 issued as of December 31, 2020 and September 30, 2020, respectively	407,925	407,925
Treasury stock, at cost 13,414,814 and 13,287,314 shares as of December 31, 2020 and September 30, 2020, respectively	(590,000)	(550,000)
Additional paid-in capital	68,461,746	68,420,721
Accumulated deficit	(69,226,343)	(68,426,608)
Total stockholders’ deficit	(946,672)	(137,962)
Total liabilities and stockholders’ deficit	$982,687	$1,829,403

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2020	2019
Revenues	$8,750	$18,750
Cost of revenues	—	—
Gross profit	8,750	18,750

Operating expenses
General and administrative	661,692	1,304,780
Sales and marketing	25,000	256,044
Research and development	121,793	566,015
Total operating expenses	808,485	2,067,400
Operating loss	(799,735)	(2,108,089)

Other income (expenses)
Interest income (expense), net	—	—
Net loss	$(799,735)	$(2,108,089)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding – basic and diluted	27,377,696	40,792,510

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(799,735)	$(2,108,089)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	—	5,404
Stock-based compensation	41,025	51,574
Changes in operating assets and liabilities:
Prepaid expenses and other assets	136,392	56,641
Accounts payable and accrued liabilities	11,105	7,423
Accrued compensation	(10,000)	(142,295)
Deferred revenue	(8,750)	(18,750)
Net cash used in operating activities	(629,963)	(2,148,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(13,841)
Net cash used in investing activities	—	(13,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of preferred stock	(10,000)	—
Purchase of treasury stock	(40,000)	—
Net cash used in financing activities	(50,000)	—

DECREASE IN CASH	(679,963)	(2,161,933)
CASH, BEGINNING OF PERIOD	1,079,839	7,839,472
CASH, END OF PERIOD	$399,876	$5,677,539

NON-CASH INVESTING AND FINANCING ACTIVITIES:
ROU asset	$—	$209,419
ST operating lease liability	$—	$102,251
LT operating lease liability	$—	$102,413

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Three Months ended December 31, 2020	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(550,000)	$68,420,721	$(68,426,608)	$(137,962)
Preferred and treasury shares acquired	(1,000,000)	(10,000)			(40,000)			(50,000)
Stock option expense issued to directors & employees	—	—	—	—	—	41,025	—	41,025
Net loss	—	—	—	—		—	(799,735)	$(799,735)
Balance at December 31, 2020	—	$—	40,792,510	$407,925	$(590,000)	$68,461,746	$(69,226,343)	$(946,672)

For the Three Months Ended December 31, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,225,825	$(61,456,533)	$7,187,217
Stock option expense issued to directors & employees	—	—	—	—	51,574	—	51,574
Net loss	—	—	—	—	—	(2,108,089)	(2,108,089)
Balance at December 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$68,277,399	$(63,564,622)	$5,130,702

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in the State of Texas on June 22, 1953 under the name “American Mortgage Company.” Effective August 27, 2014, we changed our name to “Cipherloc Corporation.” Our headquarters are located at 6836 Bee Cave Road, Building 1, S#279, Austin, TX 78746. Our website is www.cipherloc.net.

NOTE 2 - GOING CONCERN

We do not believe that our existing cash balances are sufficient to fund future operations for the next 12 months. We are considering options to issue additional equity as a means to increase liquidity sufficient to fund operations into the start of calendar year 2022. If we are unsuccessful doing so, then the Company will cease operations.

At December 31, 2020, the Company had not yet achieved profitable operations. We had a net loss of approximately $7.0 million for the year ended September 30, 2020 and had an accumulated deficit in aggregate of approximately $69.2 million from our inception through December 31, 2020. We expect to incur further losses in the development of our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2020 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2020 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At December 31, 2020 and September 30, 2020, cash includes cash on hand and cash in the bank. The balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. At December 31, 2020, $149,876 of the Company’s cash balance was uninsured.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2020, and December 31, 2019, the Company had 1,000,000 shares of preferred stock outstanding, which are convertible into 1,500,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the three months ended December 31, 2020, 23,746,866 warrants, 800,000 stock options and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. During the three months ended December 31, 2019, 24,216,866 warrants and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the three months ended December 31, 2020 and 2019 were $121,793 and $566,015, respectively.

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

Software License Agreements

During fiscal the fiscal year ended September 30, 2019, the Company entered into a one-year agreement with SoundFi LLC (“SoundFi”) which automatically renews for subsequent one-year periods unless otherwise terminated by either party. Cipherloc received $25,000 from SoundFi during the year ended September 30, 2020.

The Company executed an annual software licensing agreement with Castle Shield during the year ended September 30, 2020 which also include auto-renewing terms. Castle Shield made a $10,000 payment to the Company based on the terms of their agreement with Cipherloc.

During the three-months ended December 31, 2020, the Company recognized $8,750 in licensing revenue from the SoundFi and Castle Shield agreements.

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

The Company adopted ASU 2018-13 on October 1, 2020 and the adoption of this update did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

Other than as set forth below, the Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

In December 2017, a disgruntled former consultant brought an action in Texas state court against the Company and its former chief executive officer, alleging fraud and misrepresentation pertaining to stock and payments alleged to be owed to the consultant. The Company believes it has made all required payments and delivered the stock to the consultant. The consultant also included a claim of partial ownership of certain of the Company’s patents, which the Company believes is without merit. The case is currently being defended by the Company.

In August 2019, the Board of Directors formed a special committee of independent directors (the “Special Committee”) to investigate certain activities of Michael De La Garza (“De La Garza”), our former chief executive officer. Also, in that same month, the Company initiated litigation against De La Garza in the District Court of Travis Country, Texas (the “Court”). On September 25, 2019, the Court entered a temporary injunction against De La Garza enjoining him from numerous acts. The Special Committee investigated certain activities of De La Garza, including the Ageos, LLC Operating Agreement, the QHCI/Noun note receivable, an advance/bonus, personal expenditures, and other items. All amounts expended have been expensed as of September 30, 2019.

The Company also sued De La Garza, among others, in federal district court seeking to invalidate the issuance of Series A preferred stock to him in 2015. The preferred shares were converted to 13.5 million shares of common stock by De La Garza during 2018.

All litigation with De La Garza was settled on August 28, 2020 with De La Garza and the Company entering into a Settlement Agreement, whereby De La Garza agreed to return 13.1 million shares of common stock to the Company and the Company agreed to pay De La Garza $400,000 between September 30, 2020 and September 30, 2021. At December 31, 2020, Cipherloc owed $75,000 in settlement payments which will be made in $25,000 equal payments on March 1, 2021, June 1, 2021, and September 1, 2021, respectively.

The Company also sought to invalidate the issuance of 1 million shares of the Company’s Series A preferred stock in or around 2011 to former director and chief financial officer, Pamela Thompson, which stock was being held by the Carmel Trust II. As such, the Company initiated an action against James LeGanke, as Trustee of Carmel Trust II, in federal district court as part of its efforts to invalidate those shares. The Company alleged that Thompson failed to comply with both state law and the Company bylaws when she De La Garza caused the Company to issue the preferred stock to themselves as purported compensation. The action was settled on January 11, 2021, for $50,000 in exchange for the return of the 1,000,000 shares of Series A preferred stock and 127,500 shares of the Company’s common stock. The settlement payment was included in the December 31, 2020 balance sheet as an accrued liability.

In October, 2020, Ageos, LLC, a Virginia limited liability company (“Ageos”), filed a Third Party Complaint against the Company (Third Party Case No. GV20015643-00) in connection with the pending action titled Scandium, LLC v. Ageos, LLC (Case No. GV20014313-00) in the General District Court for Fairfax County in the Commonwealth of Virginia. The action relates to an operating agreement, by and between the Company and Ageos, whereby the Company agreed to guarantee Ageos’s lease in order to enable the leasing of space in Fairfax County, VA. The Company’s subsequently terminated the agreement with Ageos and offered to take over the space as an accommodation. Ageos declined. Ageos’s third party complaint demands from the Company, among other things, all damages obtained by Scandium, LLC against Ageos; (ii) other compensatory damages in connection with certain lease payments under the lease discussed above; and (iii) pre-judgment interest. This lawsuit is ongoing, and its resolution is unknown.

Leases

As of December 31, 2020, the Company had one lease agreement for facilities.

In February 2020, the Company leased approximately 3,666 square feet of office space on 2107 Wilson Boulevard, Arlington, Virginia. The lease for this facility began on February 1, 2020 and continues until July 31, 2025. The base annual rent is $159,471, a $100,000 security deposit was paid, and abatement of monthly rent payments was provided until August 1, 2020, and the lease provides for annual rent increases of approximately 2.5%. The amount of future payments guaranteed is $782,214.

As the result of restructuring actions intended to conserve cash during the COVID-19 crisis, the landlord of the Wilson Boulevard space was notified that the Company no longer needed the space and is seeking an amicable and reasonable termination of the lease agreement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenant.

Operating Leases

Operating leases are included in operating lease ROU lease assets, and operating lease liabilities and operating long-term lease liabilities on the Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in general and administrative expense in the statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the three months ended December 31, 2020.

Cash Flows

An initial right-of-use asset of $233,751 was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. In February 2020, the Company’s new lease in Arlington, Virginia added approximately $746,000 in new lease obligations. Cash paid for amounts included in the present value of operating lease liabilities was $39,868 during first quarter 2021 and is included in operating cash flows.

The weighted average remaining lease terms and discount rates for all of our operating lease were as follows as of December 31, 2020:

Remaining lease term and discount rate:	December 31, 2020
Weighted average remaining lease terms (years)
Lease facilities	4.58

Weighted average discount rate
Lease facilities	4.35%

Significant Judgements

Significant judgements include the discount rates applied, the expected lease terms, and lease renewal options.

Future annual minimum lease obligations at December 31, 2020 are as follows:

Year ending September 30	Amount
2021	$122,267
2022	166,180
2023	170,322
2024	174,575
2025	148,870
$782,214

Rent expense totaled $38,279 and $22,744 for the three months ended December 31, 2020 and 2019, respectively.

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

As a result of staff reductions during 2020, the Company expects the ultimate amount of loan forgiveness to be less the original principal of the PPP SBA loan.

The PPP loan balance at December 31, 2020 was $365,430. The Company filed for partial loan forgiveness on January 29, 2021 but has not received approval of its forgiveness application as of the time of this filing.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 681,000,000 common shares and 1,000,000 preferred shares, each at a par value of $0.01 per share.

Common Stock

During the three months ended December 31, 2020, there were no issuances of common stock.

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

Series A Preferred Stock

Each outstanding share of Series A preferred stock is convertible into the Company’s common stock at a rate of one preferred share to 1.5 common shares. Each share of preferred stock has 1.5 votes on all matters presented to be voted by the holders of common stock. The holders of preferred stock can only convert the shares upon approval of the Company’s board of directors. If declared by the board of directors, holders of preferred stock are entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock of the Company. In the event of liquidation or dissolution of the Company, holders of preferred stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution to holders of common stock of the Company.

NOTE 8 – SUBSEQUENT EVENTS

On January 11, 2021, settlement was reached in relation to suit filed by the Company against James LeGanke, as Trustee of Carmel Trust II, and was settled for $50,000 in exchange for the return of 1,000,000 shares of Series A Preferred Stock and 127,500 shares of common stock to the Company.

On February 5, 2021 the Company filed amendments to its Articles of Incorporation with the Texas Secretary of State.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Company,” “Cipherloc,” “our company,” “us,” and “our” refer to Cipherloc Corporation and its subsidiaries, unless the context requires otherwise.

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

Results of Operations for the three months ended December 31, 2020 and 2019

Revenue decreased to $8,750 for the three months ended December 31, 2020 from $18,750 for the three months ended December 31, 2019.

General and administrative expenses decreased to $661,692 for the three months ended December 31, 2020 from $1,304,780 for the three months ended December 31, 2019. General and administrative expenses decreased primarily as a result of a decrease in legal fees of $370,000, a decrease headcount related costs including combined payroll, consulting, and travel costs of $243,000, decreases in various other expenses of $47,000, decreases in professional fees, consulting fees and contract services of $40,000 offset by an increase in corporate insurance of $57,000.

Sales and marketing expenses decreased to $25,000 for the three months ended December 31, 2020 from $256,044 for the three months ended December 31, 2019. Sales and marketing expenses decreased primarily as a result of a decrease in consultant expenses of $134,000, a decrease in headcount related costs of $67,000, a decrease in travel related costs of $17,000 and a decrease in marketing spend related costs of $13,000.

Research and development costs decreased to $121,793 for the three months ended December 31, 2020 from $566,015 for the three months ended December 31, 2019. Research and development expenses decreased primarily as a result of a decrease in consulting costs of $248,000 and a decrease in headcount related costs of $196,000.

Liquidity and Capital Resources

We had an accumulated deficit at December 31, 2020 of $69,226,343. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At December 31, 2020, we had cash of $399,876. We do not believe that our existing cash balances are sufficient to fund future operations for the next 12 months. We are considering options to issue additional equity as a means to increase liquidity sufficient to fund operations and resources needed to add new customers and products.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2020	2019
Net cash (used in):
Operating activities	$(629,963)	$(2,148,092)
Investing activities	$(50,000)	$(13,841)
Financing activities	$—	$—

Operating Activities

Cash used in operating activities was $679,963 and $2,148,092 for the three months ended December 31, 2020 and 2019, respectively. The uses of cash during the quarter ended December 31, 2020 were attributable to a net loss of $899,735 which was offset by a non-cash stock compensation expense of $41,025 and a decrease in net operating assets and liabilities of $128,748. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $136,393 and an increase in accounts payable and accrued liabilities of $51,105. The Company used cash during the year to pay for the cost of general and administrative, sales and marketing, and research and development activities which combined to be $858,485.

Financing Activities

Cash used in financing activities was $50,000 and $0 for the three months ended December 31, 2020 and 2019, respectively. The cash used in financing activities was in relation to suit filed by the Company against James LeGanke, as Trustee of Carmel Trust II, and was settled for $50,000 in exchange for the return of 1,000,000 shares of Series A Preferred Stock and 127,500 shares of common stock to the Company.

Investing Activities

Cash used in investing activities was $0 and $13,841 for the three months ended December 31, 2020 and 2019, respectively. The cash used in investing activities was the result of fixed asset purchases.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” in Note 4 – Commitments and Contingencies of the Notes to the Financial Statements in Part I, Item I of this document.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K, as amended and supplemented by our Quarterly Reports on Form 10-Q (collectively, the “Reports”). Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Reports. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 1, 2021, the price of our common stock closed at $0.32 per share while on February 12, 2021, our stock price closed at $0.45 per share with no discernable announcements or developments by the company or third parties. On February 5, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $0.33 and a reported high sales price of $0.45. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for companies such as our in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the OTCQB listing standards;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	actions taken by regulatory agencies with respect to our products, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $0.18 and $0.03 for our fiscal year ended September 30, 2020 and the three months ended December 31, 2020. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2019, the Company issued 620,000 shares of stock options.

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

Registrant	Cipherloc Corporation

Date: February 16, 2021	By:	/s/ David Chasteen
David Chasteen
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Cipherloc Corporation

Date: February 16, 2021	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer

