Form 10-Q
period 2021-03-31
CIPHERLOC Corp
filed 2021-05-17
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File No. 000-28745

Cipherloc Corporation

(Exact name of registrant as specified in its charter)

Texas	86-0837077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6836 Bee Cave Rd, Bldg. 1, S#279 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

(512) 337-3728

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of May 14, 2021, 82,927,311 shares of the issuer’s common stock were outstanding.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described and incorporated by reference in, Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. These factors include:

●  Statutory preemptive rights which our shareholders are provided under Texas law, our failure to comply with such rights in the past, dilution caused by the exercise of such rights, and potential penalties or liability in connection therewith, as well as our plans to terminate such rights in the future;

●  Penalties and other amounts which may be payable for our failure to comply with the covenants in, and time periods set forth in, our March/April 2021 private offering documents, including ability to timely terminate the statutory preemptive rights which currently apply under Texas law;

●  That we have incurred net losses since inception, our need for additional funding, the substantial doubt about our ability to continue as a going concern, and the terms of any future funding we raise;

●  That COVID-19 has materially adversely affected our operations and may continue to have a material adverse impact on our operating results in the future;

●  Our dependence on current management and our ability to attract and retain qualified employees;

●  Competition for our products;

● Our ability to develop new products, improve current products and innovate;

●  Unpredictability in our operating results;

●  Our ability to retain existing licensees and add new licensees;

●  Risks associated with data breaches, security flaws, unauthorized access to our and our customers’ (if any) and the customers of our licensees’ systems and products, hacking risks, risks of intentional disruption of our products or services, product failures and the effect of such failures and other events on our brand and operating results;

●  Outages in third party infrastructure on which we rely;

●  Customer defaults and delays in payment;

●  Delays in product development, our failure to predict changes in technology, and actual or perceived defects or vulnerabilities in our products;

●  Our ability to manage our growth;

●  Our ability to protect our intellectual property (IP), enforce our IP rights and defend against claims that we infringed on the IP of others;

●  Risks related to the volatile and sporadic trading of our common stock, dilution caused by future offerings, anti-dilutive rights which exist relating to our securities, over-hang, the effect of substantial sales of our common stock, the anti-dilutive rights of the Warrants and set forth in the Purchase Agreement, additional restrictions put on the sale of our common stock as a result of it being a ‘penny stock’;

●  Our compliance with various rules and regulations, penalties we may face for non-compliance, and the risk of new, more costly or more restrictive rules and regulations;

●  Our ability to maintain effective controls and procedures;

●  Restrictions on our ability to issue new securities and amounts required to be paid to our CEO upon certain sales of the Company;

●  The Board of Directors’ ability to designate blank check preferred stock without further shareholder approval;

●  Risks associated with future acquisitions and/or with our failure to grow by acquisition; and

●  Risks associated with pending and/or future litigation, lawsuits, and/or regulatory claims.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending September 30, 2021.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	September 30, 2020
ASSETS
Current assets
Cash	$5,628,853	$1,079,839
Prepaid expenses	95,615	258,424
Total current assets	5,724,468	1,338,263

Other assets	20,265	200,000
Operating lease ROU asset	229,771	291,140
Total assets	$5,974,504	$1,829,403

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,217,873	$840,234
Accrued compensation	218,750	10,000
Operating lease liability – current portion	135,192	132,608
Paycheck protection program loan – current portion	365,430	216,902
Deferred revenue	—	15,417
Total current liabilities	1,937,245	1,215,161

Paycheck protection program loan – long term	—	148,528
Operating lease liability – long-term portion	536,175	603,676
Total liabilities	2,473,420	1,967,365

Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized; nil and 1,000,000 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	—	10,000
Common stock, $0.01 par value, 681,000,000 shares authorized; 63,135,638 and 27,505,196 shares outstanding; and 76,550,452 and 40,792,510 issued as of March 31, 2021 and September 30, 2020, respectively	765,505	407,925
Treasury stock, at cost 13,414,814 and 13,287,314 shares as of March 31, 2021 and September 30, 2020, respectively	(590,000)	(550,000)
Additional paid-in capital	73,640,760	68,420,721
Accumulated deficit	(70,315,181)	(68,426,608)
Total stockholders’ equity (deficit)	3,501,084	(137,962)
Total liabilities and stockholders’ equity (deficit)	$5,974,504	$1,829,403

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues	$6,667	$11,733	$15,417	$30,483
Cost of revenues	—	—	—	—
Gross profit	6,667	11,733	15,417	30,483

Operating expenses
General and administrative	889,172	1,976,044	1,550,864	3,280,824
Selling and marketing	31,250	331,359	56,250	587,403
Research and development	175,083	772,577	296,876	1,338,592
Total operating expenses	1,095,505	3,079,980	1,903,990	5,206,819
Operating loss	(1,088,838)	(3,068,247)	(1,888,573)	(5,176,336)

Net loss	$(1,088,838)	$(3,068,247)	$(1,888,573)	$(5,176,336)

Net loss per common share – basic and diluted	$(0.04)	$(0.08)	$(0.07)	$(0.13)

Weighted average common shares outstanding – basic and diluted	27,774,609	40,784,299	27,574,365	40,788,427

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,888,573)	$(5,176,336)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	—	12,301
Stock-based compensation	79,655	90,848
Impairment loss	—	447,025
Changes in operating assets and liabilities:
Prepaid expenses and other	342,544	(36,187)
Accounts payable and accrued liabilities	374,091	435,082
Accrued compensation	208,750	42,099
Deferred revenue	(15,417)	(5,483)
Net cash used in operating activities	(898,950)	(4,190,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(28,972)
Net cash used in investing activities	—	(28,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,000)	(150,000)
Purchase of preferred stock	(10,000)	—
Proceeds from the issuance of common stock, net of costs	5,497,964	—
Net cash provided by (used in) in financing activities	5,447,964	(150,000)

INCREASE (DECREASE) IN CASH	4,549,014	(4,369,623
CASH, BEGINNING OF PERIOD	1,079,839	7,839,472
CASH, END OF PERIOD	$5,628,853	$3,469,849

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of ROU asset	$—	$929,940
ST operating lease liability recorded	$—	$180,889
LT operating lease liability recorded	$—	$749,051

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Six Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
March 31, 2021	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(550,000)	$68,420,721	$(68,426,608)	$(137,962)
Options issued to directors & employees	—	—	—	—	—	79,655	—	79,655
Preferred and treasury shares acquired	(1,000,000)	(10,000)	—	—	(40,000)		—	(50,000)
Issuance of common stock, net of issuance costs	—	—	35,757,942	357,580	—	5,140,385	—	5,497,964
Net loss	—	—	—	—		—	(1,888,573)	$(1,888,573)
Balance at March 31, 2021	—	$—	76,550,452	$765,505	$(590,000)	$73,640,761	$(70,315,181)	$3,501,084

For the Three Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
March 31, 2021	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31,2020	—	$—	40,792,510	$407,925	$(590,000)	$68,461,746	$(69,226,343)	$(946,672)
Options issued to directors & employees	—	—	—	—		38,630	—	38,630
Issuance of common stock, net of issuance costs	—	—	35,757,942	35,758	—	5,462,206	—	5,497,964
Net loss	—	—	—	—		—	(1,088,838)	$(1,088,838)
Balance at March 31, 2021	—	$—	76,550,452	$443,683	$(590,000)	$73,962,582	$(70,315,181)	$3,501,084

For the Six Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
March 31, 2020	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$—	$68,225,825	$(61,456,533)	$7,187,217
Options issued to directors & employees	—	—	—	—		90,848	—	90,848
Purchase of treasury stock	—	—	—	—	(150,000)		—	(150,000)
Net loss	—	—	—	—		—	(5,176,336)	$(5,176,336)
Balance at March 31, 2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,316,673	$(66,632,869)	$1,951,729

For the Three Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
March 31, 2020	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31,2019	1,000,000	$10,000	40,792,510	$407,925	$—	$68,277,399	$(63,564,622)	$5,130,702
Options issued to directors & employees	—	—	—	—		39,274	—	39,274
Purchase of treasury stock	—	—	—	—	(150,000)	—	—	(150,000)
Net loss	—	—	—	—		—	(3,068,247)	$(3,068,247)
Balance at March 31, 2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,316,673	$(66,632,869)	$1,951,729

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in the State of Texas on June 22, 1953 under the name “American Mortgage Company.” Effective August 27, 2014, we changed our name to “Cipherloc Corporation.” Our headquarters are located at 6836 Bee Cave Road, Building 1, S#279, Austin, TX 78746. Our website is www.cipherloc.net.

NOTE 2 – NEW EQUITY ISSUANCE

From March 31, 2021 to April 16, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers an aggregate of 55,549,615 (a) shares of common stock (“Offering Shares”), and (b) warrants to purchase shares of common stock of the Company (“Offering Warrants”). The Offering Shares and Offering Warrants were sold at a price of $0.18 per combined Offering Share and Offering Warrant (the “Offering Price”), which was equal to 80% of the closing sales price of the Company’s common stock on the OTCQB Market on March 30, 2021, which was the last trading day prior to the initial entry into the Purchase Agreement.

The sale of the Offering Shares and Offering Warrants occurred at four closings as follows:

Date of Closing	Shares Sold	Warrants Sold	Gross Proceeds
March 31, 2021	35,757,942	35,757,942	$6,436,430
April 7, 2021	7,513,893	7,513,893	$1,352,501
April 9, 2021	8,683,336	8,683,336	$1,563,000
April 16, 2021	3,594,444	3,594,444	$647,000
	55,549,615	55,549,615	$9,998,931

Total gross proceeds from the offering of the Offering Shares and Offering Warrants (the “Private Offering”) were approximately $10 million (as shown above) and the Private Offering is now closed.

Paulson Investment Company, LLC (the “Placement Agent”), served as placement agent for the Private Offering and the Company entered into a Placement Agent Agreement with the Placement Agent in connection therewith (the “Placement Agreement”, discussed below). As partial consideration for the services provided by the Placement Agent, the Company granted the Placement Agent and its assigns, warrants to purchase shares of common stock (“Placement Warrants”, discussed in greater detail below).

We agreed to use the proceeds from the Private Offering for working capital purposes and not to use such proceeds: (a) for the satisfaction of any portion of the Company’s debt (other than (i) payment of trade payables in the ordinary course of the Company’s business and prior practices and (ii) the repayment of funds received by the Company under the “paycheck protection program” of the CARES Act), (b) for the redemption of any common stock or common stock equivalents, (c) for the settlement of any outstanding litigation, or (d) in violation of applicable regulations.

In connection with the Private Offering, each of our officers and directors entered into Lock-Up Agreements whereby they agreed not to sell, offer, or transfer, any of our securities which they hold for 180 days after the end of the Private Offering, subject to customary exceptions.

The Offering Warrants, which are evidenced by Common Stock Purchase Offering Warrants (the “Warrant Agreements”), have an exercise price of $0.36 per share (200% of the Offering Price), and may be exercised at any time from the grant date of the Offering Warrants (i.e., March 31, 2021, April 7, 2021, April 9, 2021 or April 16, 2021, as applicable), until five years thereafter. The Offering Warrants have cashless exercise rights if when exercised, a registration statement registering the shares of common stock issuable upon exercise thereof, is not effective with the Securities and Exchange Commission. The exercise of each of the Offering Warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder(s) thereof, if such exercise would result in such holder(s) and their affiliates, exceeding ownership of 4.99% of our common stock. The Offering Warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the Offering Warrants, the exercise price of the Offering Warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such Offering Warrants is the same prior to and after such reduction in exercise price.

Pursuant to the Registration Rights Agreement (“RR Agreement”) we agreed to file a registration statement to register the sale of the Offering Shares and the shares of common stock issuable upon exercise of the Warrants, prior to the 10th day after the end of the Private Offering (provided that the Placement Agent has agreed that such 10 day period began on April 19, 2021, regardless of the actual closing date of the Private Offering), and to obtain effectiveness of such registration statement by the 60th calendar day following the date of the RR Agreement (March 31, 2021)(provided that in the event we are required to file any additional registration statements under the RR Agreement, such required effectiveness date is the 90th day after such registration statement is required to be filed), which registration statement was timely filed and has been declared effective to date.

On January 11, 2021, we entered into a Placement Agent Agreement with the Placement Agent, pursuant to which we engaged the Placement Agent as the Company’s exclusive placement agent in connection with the Private Offering. Pursuant to the Placement Agent Agreement, we agreed to pay the Placement Agent a cash commission of 13% of the gross proceeds received in the Private Offering ($1,334,861), and to grant the Placement Agent or its assigns, a warrant to purchase 15% of the Offering Shares sold in the Private Offering (i.e., warrants to purchase 8,332,439 shares in aggregate), which were granted to the Placement Agent effective on April 16, 2021. The Placement Agent Agreement has a term expiring on August 31, 2021, and includes a three-year tail period, pursuant to which the Placement Agent is due the same fees payable in connection with the Private Offering, in the event the Company sells any securities to any investor or potential investor who received Private Offering documents as part of the Private Offering. In addition to the compensation payable upon completion of the Private Offering, we paid the Placement Agent a $35,000 cash retainer.

The Placement Warrants are evidenced by Purchase Warrants, have a term of 10 years (i.e., through April 16, 2031), an exercise price of $0.18 per share (the Offering Price), and cashless exercise rights. We are required to pay the Placement Agent liquidated damages of $10 per day for each $1,000 of shares not timely delivered upon the exercise of the Placement Warrants. The Placement Warrants include a weighted average anti-dilution right in the event we issue any shares of common stock or equivalents with a value less than the then exercise price.

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

Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2020 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2020 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At March 31, 2021 and September 30, 2020, cash includes cash on hand and cash in the bank. The balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. At March 31, 2021, $5,378,853 of the Company’s cash balance was uninsured.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2021, there were no preferred shares of stock outstanding and as of March 31, 2020, the Company had 1,000,000 shares of preferred stock outstanding, which were convertible into 1,500,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the three and six months ended March 31, 2021, warrants to purchase 60,364,253 shares of common stock, and stock options to purchase 699,999 shares of common stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. During the three and six months ended March 31, 2020, warrants to purchase 24,216,866 shares of common stock and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the six months ended March 31, 2021 and 2020 were $296,876 and $1,338,592, respectively.

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

Software License Agreements

During the fiscal year ended September 30, 2019, the Company entered into a one-year agreement with SoundFi LLC (“SoundFi”) which automatically renews for subsequent one-year periods unless otherwise terminated by either party. Cipherloc received $25,000 from SoundFi during the year ended September 30, 2020.

The Company executed an annual software licensing agreement with Castle Shield during the year ended September 30, 2020 which also includes auto-renewing terms. Castle Shield made a $10,000 payment to the Company based on the terms of their agreement with Cipherloc.

During the six-months ended March 31, 2021, the Company recognized $15,417 in licensing revenue from the SoundFi and Castle Shield agreements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”) . There have been several ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its financial statements, which is effective for the Company in its fiscal year and interim periods beginning on October 1, 2021.

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

The Company adopted ASU 2018-13 on October 1, 2020, and the adoption of this update did not have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company has adopted ASU 2017-11 and implemented the pronouncement retrospectively. The adoption of this guidance did not have an impact on its financial statements.

As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

During March and April 2021, the Company issued warrants to purchase 63,882,054 shares of common stock that have anti-dilution rights that provide for adjustments in the exercise price and number of shares exercisable if there is an issuance of common stock or common stock equivalents at a lower price (down round feature).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

Other than as set forth below, the Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

In December 2017, Robert LeBlanc, a disgruntled former consultant of the Company, filed a petition against the Company and Michael De La Garza, our former Chief Executive Officer and President, in the in the 20th Judicial District for Hays County, Texas (Cause No. 18-0005). The petition (which has been amended) alleges causes of action against us for alleged violation of the Texas Securities Act (based on the allegation that the defendants sold securities by means of untrue statements of material facts), common law fraud against Mr. De La Garza (for alleged misrepresentations alleged made by Mr. De La Garza); breach of fiduciary duty against Mr. De La Garza; breach of contract; as well as declaratory relief. Damages sought exceed $1,000,000, but are less than $10,000,000. The Company believes it has made all required payments and delivered the stock to the plaintiff and that the plaintiff’s claims are without merit. The consultant also included a claim of partial ownership of certain of the Company’s patents, which the Company believes is without merit. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

In April 2020, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of the Company, and certain other plaintiffs, filed a lawsuit against the Company and Michael De La Garza, our former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations alleged made by Mr. De La Garza); Breach of Contract, for alleged breaches of Mr. Marquez’s employment agreement, which required the Company pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceed $1,000,000. The Company believes it has made all required payments and delivered the stock to the plaintiffs. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

Semple, Marchal & Cooper, LLP (“SMC”), the Company’s former independent registered auditing firm, has brought a demand for arbitration before the American Arbitration Association against the Company in October 2019, relating to amounts which SMC has alleged are due to SMC for services rendered, which amount was alleged to exceed $75,000, but to be less than $150,000. The parties entered into arbitration regarding the amounts owed and subsequently entered into a Settlement Agreement and Release on April 26, 2021, to confidentially settle the matter and mutually release each other from any liabilities.

On August 28, 2020, the Company settled all litigation matters which had previously been pending with Michael De La Garza, a former chief executive officer of the Company. As a result of this settlement, De La Garza returned 13.1 million shares of common stock to the Company and the Company agreed to pay De La Garza $400,000 between September 30, 2020 and September 30, 2021. The Company has two remaining payments of $25,000 each payable to De La Garza by June 1, 2021 and September 1, 2021.

The Company also sought to invalidate the issuance of 1 million shares of the Company’s Series A preferred stock in or around 2011 to former director and chief financial officer, Pamela Thompson, which stock was being held by the Carmel Trust II. In connection therewith, the Company initiated an action against James LeGanke, as Trustee of Carmel Trust II, in federal district court as part of its efforts to invalidate those shares. The Company alleged that Thompson failed to comply with both state law and the Company bylaws when she caused the Company to issue the preferred stock to herself and Del La Garza as purported compensation. The action was settled on January 11, 2021, for $50,000, in exchange for the return of the 1,000,000 shares of Series A preferred stock and 127,500 shares of the Company’s common stock.

In October 2020, Ageos, LLC, a Virginia limited liability company (“Ageos”), filed a Third-Party Complaint against the Company (Third Party Case No. GV20015643-00) in connection with the pending action titled Scandium, LLC v. Ageos, LLC (Case No. GV20014313-00) in the General District Court for Fairfax County in the Commonwealth of Virginia. The action relates to an operating agreement, by and between the Company and Ageos, whereby the Company agreed to guarantee Ageos’s lease in order to enable the leasing of space in Fairfax County, VA. The Company’s subsequently terminated the agreement with Ageos and offered to take over the space as an accommodation. Ageos declined. Ageos’s third party complaint demands from the Company, among other things, all damages obtained by Scandium, LLC against Ageos; (ii) other compensatory damages in connection with certain lease payments under the lease discussed above; and (iii) pre-judgment interest. This lawsuit was subsequently settled on April 29, 2021 and the Company paid Scandium $60,000 in exchange for a release from all past, present, and future liabilities associated with the lease.

Leases

As of March 31, 2021, the Company had one lease agreement for facilities.

In February 2020, the Company leased approximately 3,666 square feet of office space on 2107 Wilson Boulevard, Arlington, Virginia. The lease for this facility began on February 1, 2020 and continues until July 31, 2025. The base annual rent is $159,471, a $100,000 security deposit was paid, and abatement of monthly rent payments was provided until August 1, 2020, and the lease provides for annual rent increases of approximately 2.5%. The amount of future payments guaranteed is $741,680.

As a result of restructuring actions intended to conserve cash during the COVID-19 crisis, the Company stopped occupying the space in March 2020 and notified the landlord that the Company no longer needed the property and began seeking an amicable and reasonable termination of the lease agreement. This discussion is ongoing, and the outcome is uncertain.

Tom Wilkinson, the Company’s Chairman of the Board of Directors, provides the Company the use of office space which he rents, at 6836 Bee Caves Road, Building 1, Suite 279, Austin, TX 78746 for its corporate headquarters. There is no formal lease or sublease agreement with Mr. Wilkinson and Mr. Wilkinson does not charge the Company any rental fees in connection therewith.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenant.

Operating Leases

Operating leases are included in operating lease ROU lease assets, and operating lease liabilities and operating long-term lease liabilities on the Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in general and administrative expense in the statements of operations and is reported net of lease income. Lease income is not material to the results of operations for the three and six months ended March 31, 2021.

Cash Flows

An initial right-of-use asset of $233,751 was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. In February 2020, the Company’s lease in Arlington, Virginia added approximately $746,000 in new lease obligations. Cash paid for amounts included in the present value of operating lease liabilities was $80,402 for the six months ended March 31, 2021, and is included in operating cash flows.

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2021:

Remaining lease term and discount rate:	March 31, 2021
Weighted average remaining lease terms (years)
Lease facilities	4.33

Weighted average discount rate
Lease facilities	4.35%

Significant Judgments

Significant judgments include the discount rates applied, the expected lease terms, and lease renewal options.

Future annual minimum lease obligations on March 31, 2021 are as follows:

Year ending September 30	Amount
2021	$81,733
2022	166,180
2023	170,322
2024	174,575
2025	148,870
$741,680

Rent expense totaled $136,188 and $63,353 for the six months ended March 31, 2021 and 2020, respectively.

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

The PPP loan balance on March 31, 2021 was $365,430. The Company filed for $179,000 of loan forgiveness on January 29, 2021 but at the time of this filing has not received an approval of its forgiveness application. The staff reductions that occurred in 2020 prevented the Company from qualifying for full forgiveness of its principal balance.

The principal balance plus $1,000 of interest was set aside in an escrow account at Texas Capital Bank on April 15, 2021. Upon receipt of the forgiveness approval, the Paycheck Protection Program Loan will be repaid using funds in the escrow account and the remaining balance will be returned to the Company’s operating account.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 681,000,000 common shares and 10,000,000 preferred shares, each at a par value of $0.01 per share.

Common Stock

During the six months ended March 31, 2021, the Company issued 35,757,942 shares of common stock pursuant to the Private Offering.

During the six months ended March 31, 2021, the Company came to a settlement with James LeGanke, as Trustee of Carmel Trust II and purchased back 127,500 shares of common stock and recorded such shares as Treasury Stock.

During the twelve months ended September 30, 2020, the Company came to a settlement with Michael De La Garza and purchased 13,137,757 shares of common stock held by Mr. De La Garza in consideration for $400,000.

During the six months ended March 31, 2020, the Company came to a settlement with First Fire and purchased back 149,557 shares of common stock for $150,000 and recorded such shares as Treasury Stock.

Series A Preferred Stock

During the six months ended March 31, 2021, the Company came to a settlement with James LeGanke, as Trustee of Carmel Trust II and purchased back 1,000,000 shares of Series A Preferred Stock.

NOTE 8 – SUBSEQUENT EVENTS

On April 16, 2021, the Company closed its Private Offering. The total net proceeds to the Company from this offering were $8.7 million. The Company received $3.1 million between April 1, 2021 and the closing date of April 16, 2021.

There were 82,927,311 shares of common stock issued and outstanding as of April 26, 2021, held by approximately 1,210 shareholders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

On April 29, 2021, the Company filed a Form S-1 Registration Statement with the SEC, which was declared effective by the SEC on May 7, 2021.

On April 15, 2021, the Company funded an escrow account to repay its Paycheck Protection Program loan. The principal balance is $365,430. The Company has a pending application requesting $179,000 in loan forgiveness.

During July 2020, the Board of Directors deferred their quarterly director fees. On March 31, 2021, the Company had accrued $160,000 of unpaid director fees. On April 8, 2021, the Board of Directors approved paying the accrued fees. During that same meeting, the Directors approved one-time performance bonuses totaling $275,000 for the Chairman, Chief Executive Officer, Chief Technology Officer, and Chief Financial Officer. The executive performance bonuses and the accrued director fees were paid the following week.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission on December 29, 2020 (the “Annual Report” or the “Form 10-K”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Cipherloc Corp., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Cipherloc”, and “Cipherloc Corp.” refer specifically to Cipherloc Corp. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor Relations,” page of our website at https://cipherloc.net. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Strategy.

●	Products and Services.

●	Plan of Operations

●	Material Agreements.

●	Results of Operations.

●	Liquidity and Capital Resource.

●	Critical Accounting Policies.

The following discussion should be read in conjunction with Cipherloc Corporation’s financial statements and accompanying notes included elsewhere in this Report.

All references to years relate to the fiscal year ended September 30 of the particular year.

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

As described above, our products are designed to encrypt and decrypt information. Encryption means encoding information which is readable into another form which is not readable and which is therefore unable to be intercepted, read or used, by someone other than the original person who encrypted the information—unless such encryption can be broken.

We believe that our innovative and patented polymorphic technology eliminates the flaws and inadequacies associated with today’s encryption algorithms. Instead of dealing with large monolithic blocks of data, our approach decomposes the information to be protected into multiple segments. These individual segments each have a unique encryption key, utilize different encryption algorithms, are randomly grouped into different lengths, and can be further re-encrypted. Since segments are independent from each other and are individually protected, our technology is not susceptible to computational attacks. In fact, the strength of our technology improves as compute power increases.

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

During 2018 and 2019, there were forward-looking public announcements by the Company’s then-management of product names or segments that were not delivered to the market and are not presently available to customers. Our current management restructured the Company to invest material resources into only products and services that are deliverable, have viable economic potential, and may be publicly disclosed without adversely affecting our competitive position. The core of our product and service offerings will continue to be built around our patents and our polymorphic encryption technology, which is a highly secure, quantum-ready data protection technology carrying FIPS 140-2 (Federal Information Processing Standard 140-2)(an information technology security accreditation program for validating that the cryptographic modules produced by private sector companies meet well-defined security standards) validation certificate #3381, for the “CipherLoc Polymorphic Encryption Engine Core” solution by the National Institute of Standards and Technology (NIST).

Since 2020, we have focused our development efforts to develop commercial application of our technology by advancing a Software Development Kit (“SDK”) for the Polymorphic Encryption Core. By doing so, we have allowed potential customers to integrate and configure the PEC using the SDK. Cipherloc’s technology has advanced from theory to commercial application in the form of these products:

●	Data-in-Motion: Data-in-Motion products utilize the Polymorphic Encryption Core (PEC) to encrypt and transmit data between two separate locations. We currently have developed products called Sentinel, Armor, and Shield which employ this technique.

	○	Sentinel – The software package that would allow a customer to build a post-quantum encryption solution into their product environment. This product is a software solution.

	○	Armor – Employs the sentinel solution in a hardware appliance that can be deployed in front of any IT system and encrypts the traffic between paired Armor devices with little setup.

●	Data-at-Rest

	○	Shield – Securely encrypts data, using the PEC, that is placed on a hard drive or in a database for long term storage.

Our products help to solve two challenges which cybersecurity professionals have:

(1) Securing old and non-traditional network hardware.

(2) Preparing all networks for the introduction of new ciphers including the next NIST standard which should be released by the end of 2024.

The core technology in these products is protected by six patents that expire between 2034 and 2037. The existing technology can be used today to solve current customer problems and can be used in the future to provide agile adoption of quantum ready encryption.

Plan of Operations

We anticipate the operating expenses for the next twelve months may require up to $7.5 million capital, which funds will come from amounts raised in the Private Offering; however, we hope to manage our business such that the existing liquidity carries the Company to positive cash flow from operations, of which there can be no assurance. This measured approach to managing cash initially emphasizes demonstrating product capabilities with current customers which is followed by a scaling exercise in all functional areas, including product development, marketing, sales, customer support, and administration. As such, the cash required for operating expenses through June 30, 2021, will most likely range from $2.4 million to $4.4 million. A summary of the operating plan by functional area is provided below.

Product Development will focus on further maturing the products that we have developed. Our plan is to build out our core technologies on multiple operating system platforms as well as work with current customers to ensure our product is in line with their needs. Once these items are completed, we plan to shift to further expand our product suite to enable user-defined encryption cipher modes, as well as a remote PEC management system. This will require us to expand the team footprint rapidly to ensure that we can meet market demand.

These efforts will require more personnel as well as more infrastructure. This personnel expansion will likely require $1 million of capital. The infrastructure needed to perform these new functions is planned to be built on modern technology with scale and reliability built from the ground-up. Utilizing cloud services, we plan to provide our customers with an interface that modern software provides, but an ease of use that encryption technologies desperately need. We believe that if we are able to meet these goals, we will be at a competitive advantage from most other players in this space. Marketing efforts will emphasize qualified lead generation using very focused industry messaging and engagement. We will be participating in relevant cybersecurity and quantum computing industry events. Our advisors will help us identify the right focus areas for lead generation. Customer support teams will need to be put in place and are expected to be built around each of our product offerings. We anticipate our Support Team will scale as our business needs change. The projected costs for the first 12 months are likely to reach $500,000. These funds will be used for salaries and technology in order for the Support Team to provide the necessary support described above. Administration requirements are currently minimal but we expect that this will change in the event the Company is able to generate revenues and add employees. The administrative resources will be ramped according to the Company’s demand to support employees, increase accounting capacity, and expand reporting and compliance capabilities. Additional leadership personnel in accounting and human resources are anticipated to precede staff additions. We also plan to add software tools to manage functional processes.

Material Agreements

On February 15, 2019, we entered into a Software License Agreement with SoundFi Systems, LLC (“SoundFi”), pursuant to which we granted SoundFi a non-exclusive license to use our Shield/Edge product and Secured Watermark product. The agreement had an initial term of one year, automatically renewable thereafter for up to three additional one-year periods, if neither party terminates the agreement prior to thirty days before such renewal date. The agreement automatically renewed on February 15, 2020 and 2021, and is currently in effect until February 15, 2022. The agreement includes standard and customary indemnification obligations, warranty disclaimers and limitations of liability. Amounts are payable to us under the agreement based on the number of downloads per year of the licensed products (resetting each year), ranging from a fee of $0.012 per download for downloads 3,000,001 to 5,000,000 (no fee is due for the first 3 million downloads), to a fee of $0.00075 per download for downloads greater than 100,000,000. There are also base license fees payable of $50,000 per year for our Shield/Edge product and $25,000 per year for our Secured Watermark product. We recognized $50,000 of revenue from SoundFi during the first two quarters of fiscal 2020.

Effective on January 16, 2020, and effective the same date, we entered into an Authorized Reseller Agreement with Castle Shield Holdings, LLC (“Castle”), pursuant to which we agreed to grant Castle a non-exclusive license to use, store and reproduce, integrate, combine, incorporate and sell, our Polymorphic Encryption Core (PEC) product in the United States. We also appointed Castle our non-exclusive authorized reseller of the proprietary polymorphic encryption engine in the United States. The agreement provides Castle, subject to the terms of the agreement, the right to resell our proprietary polymorphic encryption engine to its customers. The agreement provides for Castle to be responsible for all technical support. The agreement contains customary confidentiality terms, indemnification terms, limitation of liability terms, non-solicitation terms (prohibiting Castle from providing services to a company known to Castle to compete with us for a period of one year following the termination of the agreement) and representations and warranties. The agreement has an initial term of one year, automatically renewable thereafter for additional one-year terms unless terminated by either party prior to such automatic renewal. The agreement automatically renewed on January 16, 2021, and is currently in effect until January 16, 2022. Fees due under the agreement are based on the number of authorized users licensed. We have not generated any reseller revenues pursuant to this agreement to date.

On March 6, 2020, and effective the same date, we entered into a Technology Partnership and Authorized Reseller Agreement with ECS Federal, LLC (“ECS”), pursuant to which we agreed to grant ECS a non-exclusive license to use, store and reproduce, integrate, combine, incorporate and sell, our Polymorphic Encryption Core (PEC) product in the United States. We also appointed ECS our non-exclusive authorized reseller of the proprietary polymorphic encryption engine in the United States. The agreement provides ECS, subject to the terms of the agreement, the right to resell our proprietary polymorphic encryption engine to its customers. The agreement provides for ECS to be responsible for all technical support. The agreement contains customary confidentiality terms, indemnification terms, limitation of liability terms and representations and warranties. The agreement has an initial term of one year, automatically renewable thereafter for additional one-year terms unless terminated by either party prior to such automatic renewal. Fees due under the agreement are based on the number of authorized users using our products, depending on the number of users and type of user (public sector versus private sector), which amounts are payable to us monthly in arrears, 45 days after delivery of confirmation of each month’s fees due. We have not generated any reseller revenues pursuant to this agreement to date.

Effective on August 13, 2020, and effective the same date, we entered into an Authorized Reseller /Developer Agreement with Arnouse Digital Devices (“ADDC”), pursuant to which we agreed to grant ADDC a non-exclusive license to use, store and reproduce, integrate, combine, incorporate and sell, our Sentinel Application in the United States. We also appointed ADDC as our non-exclusive authorized reseller of the Sentinel Application in the United States. The agreement contains customary confidentiality terms, indemnification terms, limitation of liability terms, non-solicitation terms (prohibiting ADDC from providing services to a company known to ADDC to compete with us for a period of one year following the termination of the agreement) and representations and warranties. The agreement has an initial term of one year, automatically renewable thereafter for additional one-year terms unless terminated by either party prior to such automatic renewal. Fees due under the agreement are based on the number of authorized users licensed. We have not generated any reseller revenues pursuant to this agreement to date.

Results of Operations for the three and six months ended March 31, 2021 and 2020

Novel Coronavirus (COVID-19)

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

During 2020 and into 2021, the COVID-19 pandemic has interrupted our sales and marketing activities and restricted face-to-face interaction between our team members and our partners. This slowed the pace of our development and the expansion of our deal pipeline. Government action for the current pandemic or the emergence of a new viral outbreak may negatively impact the adjustments we, our licensees, and their and our, customers, and our partners have made to resume business under new protocols.

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Comparison of Results

Revenue decreased to $6,667 for the three months ended March 31, 2021 from $11,733 for the three months ended March 31, 2020. Revenue decreased to $15,417 for the six months ended March 31, 2021 from $30,483 for the six months ended March 31, 2020. Revenues decreased due to no new invoicing activity taking place in the current reporting period.

General and administrative expenses were $889,172 and $1,976,044 for the three months ended March 31, 2021 and 2020, respectively. General and administrative expenses decreased primarily as a result of the impairment loss on the right-of-use (ROU) assets of $447,025 recorded last year, a decrease in legal fees of $433,000, due to the settlement of legal matters, a decrease in headcount related costs including payroll and travel costs of $208,000, due to staffing reductions initiated during the prior fiscal year, decreases in board and professional fees of $137,000, and decreases in various other expenses of $10,000 offset by an increase in corporate insurance of $55,000, primarily for directors and officers liability insurance premiums.

General and administrative expenses were $1,550,864 and $3,280,824 for the six months ended March 31, 2021 and 2020, respectively. The decrease in general and administrative expenses was primarily due to a decrease in legal expenses of $803,000, a decrease in headcount related costs including payroll and travel costs of $451,000, due to staffing reductions initiated during the prior fiscal year, the impairment loss on the ROU assets of $447,025 recorded last year, a decrease in board and professional fees of $87,000, and a decrease in various other expenses of $54,000 offset by an increase in corporate insurance of $112,000, for directors and officers liability insurance premiums.

Selling and marketing expenses were $31,250 and $331,359 for the three months ended March 31, 2021 and 2020, respectively. Sales and marketing expenses decreased primarily as a result of a decrease in payroll expenses of $177,000, a decrease in consulting related costs of $61,000, a decrease in marketing related costs of $45,000 and a decrease in travel related costs of $18,000, all of these decreases were generated by spending reductions initiated during the prior fiscal year.

Selling and marketing expenses were $56,250 and $587,403 for the six months ended March 31, 2021 and 2020, respectively. Sales and marketing expenses decreased primarily as a result of a decrease in payroll related expenses of $243,000, a decrease in consulting related costs of $195,000, a decrease in marketed related costs of $58,000 and a decrease in travel related costs of $35,000, all of which were generated by spending reductions initiated during the prior fiscal year.

Research and development costs were $175,083 and $772,577 for the three months ended March 31, 2021 and 2020, respectively. Research and development costs decreased primarily as a result of a decrease in consulting related expenses of $490,000 and a decrease in payroll related expenses of $107,000, both decreases were the result of the spending reductions initiated during the prior fiscal year.

Research and development costs were $296,876 and $1,338,592 for the six months ended March 31, 2021 and 2020, respectively. Research and development expenses decreased for the six-month period ended March 31, 2021 primarily as a result of a decrease in consulting related costs of $739,000 and a decrease in payroll related expense of $303,000, both decreases were the result of the spending reductions initiated during the prior fiscal year.

We had a net loss of $1,088,838 or $0.04 per share for the three months ended March 31, 2021, compared to a net loss of $3,068,247 or $0.08 per share for the three months ended March 31, 2020. Net loss for the three months ended March 31, 2021, decreased mainly as a result of us generating insufficient gross profit to cover our operating expenses. For the six months ended March 31, 2021, we had a net loss of $1,888,573 or $0.07 per share, compared to a net loss of $5,176,336 or $0.13 per share for the six months ended March 31, 2020. Net loss for the six months ended March 31, 2021, decreased mainly as a result of us generating insufficient gross profit to cover our operating expenses.

Liquidity and Capital Resources

We had an accumulated deficit on March 31, 2021 of $70,315,181. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. On March 31, 2021, we had cash of $5,628,853. On March 31, 2021, we completed the initial closing of the Private Offering in which we sold 35,757,942 shares of our common stock at a price to the public of $0.18 per share, for net proceeds of $5,497,964. Subsequently, we sold the following securities after March 31, 2021 pursuant to the Private Offering:

Date of Closing	Shares Sold	Warrants Sold	Gross Proceeds
April 7, 2021	7,513,893	7,513,893	$1,352,501
April 9, 2021	8,683,336	8,683,336	$1,563,000
April 16, 2021	3,594,444	3,594,444	$647,000
	19,791,673	19,791,673	$3,562,501

The Private Offering is described in greater detail in Note 2 – New Equity Issuance, to the unaudited financial statements included above.

We had working capital of $3,817,835 as of March 31, 2021, compared to working capital of $123,102 as of September 30, 2020. Working capital increased as a result of funds raised in the Private Offering.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(898,950)	$(4,190,651)
Investing activities	$—	$(28,792)
Financing activities	$5,447,964	$(150,000)

Operating Activities

Cash used in operating activities was $898,950 and $4,190,651 for the six months ended March 31, 2021 and 2020, respectively. The uses of cash during the quarter ended March 31, 2021, were attributable to a net loss of $1,888,573, which was offset by a non-cash stock compensation expense of $79,655 and a decrease in net operating assets and liabilities of $909,968. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $342,544 and an increase in accounts payable and accrued liabilities of $582,841, partially offset by a decrease in deferred revenue of $15,417.

Investing Activities

Cash used in investing activities was zero and $28,792 for the six months ended March 31, 2021 and 2020, respectively. The cash used in investing activities for the six months ended March 31, 2020, was the result of fixed asset purchases.

Financing Activities

Cash provided by financing activities was $5,447,964 for the six months ended March 31, 2021. The Company sold certain securities pursuant to the Private Offering, described in Note 2 – New Equity Issuance, to the unaudited financial statements included above, and raised $5,497,964, net of issuance costs, partially offset by the cash used in relation to a lawsuit filed by the Company against James LeGanke, as Trustee of Carmel Trust II, which was settled for $50,000 in exchange for the return of 1,000,000 shares of Series A Preferred Stock and 127,500 shares of common stock to the Company. Cash used in financing activities for the six months ended March 31, 2020, was due to the legal settlement with First Fire Global Opportunity Fund, LLC and the purchase of Treasury Stock for $150,000 in connection therewith (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Securities”, below).

Additional information regarding the Private Offering and the Company’s debt can be found under Note 2 – New Equity Issuance and Note 6 – Debt, to the unaudited financial statements included above.

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

See Note 4 of the unaudited financial statements included in “Part I—Item 1. Financial Statements”, above, for a discussion of our significant accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I” - “Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 5 – Commitments and Contingencies. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Commission on December 29, 2020 (the “Form 10-K”), under the heading “Risk Factors” as supplemented by the risk factors included in the Company’s Registration on Form S-1 which was filed with the Commission on April 30, 2021 (the “Form S--1”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K, Form S-1 and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-K and Form S-1, under the headings “Risk Factors”, which risk factors from the Form 10-K and Form S-1 are incorporated by reference in this Item 1A. Risk Factors, subject to updates to such risk factors as provided below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Related to Preemptive Rights

Our shareholders have statutory preemptive rights and our failure to provide shareholders notice of their right to exercise such rights or the exercise by such shareholders of such rights, could create dilution to existing shareholders, uncertainty regarding our capitalization structure, and result in the value of our common stock declining in value or being less than similarly situated companies whose governing documents do not provide for preemptive rights.

Pursuant to Section 21.208 of the Texas Business Organizations Code (TBOC), shareholders of Texas corporations formed prior to September 1, 2003, like the Company, have a preemptive right to acquire unissued or treasury shares, to the extent a Texas corporation’s Articles of Incorporation do not limit or deny such right. The Company’s Articles of Incorporation do not limit or deny the statutory right of preemption and as such our shareholders have preemptive rights. Specifically, the shareholders of the Company have a preemptive right to acquire proportional amounts of the Company’s unissued or treasury shares on the decision of the Company’s Board of Directors to issue the shares, provided that no preemptive right exists with respect to: (1) shares issued or granted as compensation to a director, officer, agent, or employee of the Company or a subsidiary or affiliate of the Company; (2) shares issued or granted to satisfy conversion or option rights created to provide compensation to a director, officer, agent, or employee of the corporation or a subsidiary or affiliate of the Company; or (3) shares sold, issued, or granted by the Company for consideration other than money. As the sale of the Offering Shares and Offering Warrants in the offering did not meet one of the exceptions above, such securities are subject to statutory preemptive rights. An action brought against the Company, the Board of Directors or an officer, shareholder, or agent of the Company, or an owner of a beneficial interest in shares of the Company, for the violation of a preemptive right of a shareholder under the TBOC must be brought not later than the earlier of: (1) the first anniversary of the date written notice is given to each shareholder whose preemptive right was violated; or (2) the fourth anniversary of the latest of: (A) the date the Company issued the shares, securities, or rights; (B) the date the Company sold the shares, securities, or rights; or (C) the date the Company otherwise distributed the shares, securities, or rights. The exercise of shareholders preemptive rights could cause dilution to existing shareholders. Actions brought by shareholders to enforce their preemptive rights may be costly or time consuming, and may take management’s focus away from the Company’s operations. The Company has to date, not provided any shareholders any notice of any preemptive rights and as such, any and all issuances of the Company’s securities (other than those exempt from the preemptive rights described above) during the past four years are subject to preemptive rights of shareholders, in the event any shareholders bring an action against the Company to enforce such rights. Shareholders may therefore be subject to dilution in the event any shareholders file an action to enforce their preemptive rights in connection with prior issuances, are successful in such action, and acquire additional securities of the Company. Finally, the Company, its officers and directors, and in some cases its shareholders, may face liability, penalties and costs in connection with the continued failure of the Company to provide notice of shareholders’ rights to preemptive rights.

The Company is required, pursuant to the terms of the Securities Purchase Agreement (“Purchase Agreement”) entered into with the Purchasers, to take prompt action to seek shareholder approval to amend its Articles of Incorporation to terminate shareholders preemptive rights and investors in the offering waived their statutory preemptive rights, in consideration for anti-dilutive rights which require the Company to issue them additional shares of common stock to maintain their percentage ownership in the Company prior to any preemptive right issuance, for no consideration, if any statutory preemptive rights are exercised by any shareholder of the Company, which will expire at such time, if ever, as the Company has adopted an amendment to its Articles of Incorporation to terminate such statutory preemptive rights. As such, shareholders should not assume that such preemptive rights will continue to exist in the future, or that such shareholders will be able to acquire any securities in the future, pursuant to such preemptive rights which are currently provided for under the TBOC.

In addition to the Private Offering, the Company completed the sale of 18.9 million common shares during its fiscal year ended September 30, 2018 at $1.00 per unit. To date, no preemptive rights claims have been made by shareholders as a result of these sales. Prior to that sale, the Company had 7.2 million common shares outstanding and eligible for preemptive rights per the criteria outlined above.

In addition to possible dilution caused by shareholders of the Company taking action to enforce their preemptive rights or anti-dilution rights of the investors in the Private Offering in connection with the exercise of preemptive rights by any other shareholder, such rights could create uncertainty regarding our capitalization structure, and result in the value of our common stock declining in value or being less than similarly situated companies whose governing documents do not provide for preemptive rights.

The exercise of statutory preemptive rights by shareholders may require us to sell shares or other securities below the then current trading price of our common stock, or for nominal consideration, and may cause significant dilution to current and future shareholders.

The Company may fail in its efforts to obtain shareholder approval to eliminate preemptive rights thereby potentially limiting its ability to raise capital in the future or incur potential liability.

The Company is required, by 180 days after the closing of the Private Offering (i.e., by October 13, 2021), to seek shareholder approval to remove preemptive rights by either amending its Articles of Incorporation or redomiciling its state of incorporation. In the event the Company is unsuccessful in obtaining the required shareholder approval to amend its Articles of Incorporation or to redomicile the Company to remove preemptive rights, the Company’s ability to raise capital may be impacted and the terms of such financing may be under terms that are less favorable to the Company. In addition, there is a risk of liability to shareholders with preemptive rights which may result in dilution to our shareholders (see also the risk factor above). If a shareholder files a statutory preemptive right claim, then the dilution risk to existing shareholders is equal to the number of shares necessary to satisfy that claim. For example, the remedy for a common stock shareholder who owned 1% of the Company prior to the 2018 equity issuance described above who did not participate in the 2018 equity issuance and files a statutory preemptive rights claim would be to offer 1% of the total shares sold in the 2018 equity offering to the shareholder (i.e., the same percentage as their ownership in the Company at the time of the offering) at $1.00 per share, the amount per share of shares sold in the 2018 equity issuance. If the shareholder elects to purchase shares at the $1.00 price, then the other shareholders would be diluted by the additional shares purchased by the shareholder with the statutory preemptive rights claim. This same example applies to shareholders who own the common shares of the Company at the time of the Private Offering, except that the terms of the Private Offering would apply (i.e., a purchase price of $0.18 per share).

Risks Related to Our Financial Position and Need for Capital

We have incurred net losses since our inception and may never be profitable.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development of a business enterprise in the technology sector. We had a net loss of $1,088,838 or $0.04 per share for the three months ended March 31, 2021, compared to a net loss of $3,068,247 or $0.08 per share for the three months ended March 31, 2020. For the six months ended March 31, 2021, we had a net loss of $1,888,573 or $0.07 per share, compared to a net loss of $5,176,336 or $0.13 per share for the six months ended March 31, 2020. Our net losses for the year ended September 30, 2020 and for the period from September 30, 2017 through September 30, 2020 were $6,970,072 and $22,642,039, respectively, and our aggregate accumulated deficit as of September 30, 2020 and 2019 was $68,426,608 and $61,456,536, respectively. For the quarters ending December 31, 2020 and September 30, 2020, our net losses were $799,735 and $635,993, respectively.

There can be no assurance that any products under development by us will be successfully commercialized, and the extent of our future losses and the timing of our profitability, if ever achieved, are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

Risks Related to Our Business and Results of Operations

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has materially affected, and may in the future materially and adversely affect, our business and operations.

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

During 2020 and into 2021, the COVID-19 pandemic has interrupted our sales and marketing activities and restricted face-to-face interaction between our team members and our partners. This slowed the pace of our development and the expansion of our deal pipeline. Government action for the current pandemic or the emergence of a new viral outbreak may negatively impact the adjustments we, our customers (if any), and the customers of our licensees, and our partners have made to resume business under new protocols.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2021 and from the period from April 1, 2021 to the filing date of this Report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, or in a Current Report on Form 8-K.

Prior Issuer Purchases of Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)
March 1, 2020 to March 31, 2020(1)	149,557	$1.00
September 1, 2020 to September 30, 2020(2)	13,137,757	$0.03
January 1, 2021 to January 31, 2021(3)	127,500	$0.39
Total	13,414,814	$0.04

(1)	During the six months ended March 31, 2020, the Company came to a settlement with First Fire Global Opportunity Fund, LLC (“First Fire”) and purchased back 149,557 shares of common stock previously issued to First Fire in consideration for $150,000 and recorded such shares as Treasury Stock.

(2)	During the twelve months ended September 30, 2020, the Company came to a settlement with Michael De La Garza and purchased back 13,137,757 million shares of common stock in consideration for $400,000.

(3)	During the six months ended March 31, 2021, the Company came to a settlement with James LeGanke, as Trustee of Carmel Trust II and purchased back 127,500 shares of common stock and 1,000,000 shares of Series A Preferred Stock, in consideration for $50,000, and recorded such common shares as Treasury Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following information was required to be disclosed in a Current Report on Form 8-K during the period after this Form 10-Q, but was inadvertently not timely reported by the Company. Instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q under Item 5.02:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 8, 2021, the Board of Directors approved paying the accrued fees. During that same meeting, the Directors approved one-time performance bonuses totaling $275,000 for the Chairman, Chief Executive Officer, Chief Technology Officer, and Chief Financial Officer. The executive performance bonuses and the accrued director fees were paid the following week.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Articles of Incorporation of Cipherloc Corporation, as amended	S-1	333-255629	3.1	4/30/2021
3.2	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Amendment filed by the Company with the Secretary of State of Texas on March 27, 1995	8-K	000-28745	3.1	3/5/2021
3.3	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Correction filed by the Company with the Secretary of State on September 9, 1996	8-K	000-28745	3.2	3/5/2021
3.4	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Amendment filed by the Company with the Secretary of State on February 28, 2001	8-K	000-28745	3.3	3/5/2021
3.5	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Amendment filed by the Company with the Secretary of State on May 26, 2005	8-K	000-28745	3.4	3/5/2021
3.6	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on June 9, 2011	8-K	000-28745	3.5	3/5/2021
3.7	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on June 13, 2013	8-K	000-28745	3.6	3/5/2021
3.8	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on August 27, 2014	8-K	000-28745	3.7	3/5/2021
3.9	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on March 26, 2018	8-K	000-28745	3.8	3/5/2021
3.10	Amended and Restated Bylaws of Cipherloc Corporation	8-K	000-28745	10.5	8/30/2019
4.1	Form of Common Stock Purchase Warrant of Cipherloc Corporation, issued in March 2021 Private Offering	8-K	000-28745	4.1	4/8/2021
4.2	Form of Purchase Warrant Issued to Placement Agent and its Assigns dated April 16, 2021	8-K	000-28745	4.2	4/21/2021

10.1	Settlement Agreement, effective January 15, 2021, between CipherLoc Corporation, the Carmel Trust, the Carmel Trust II, James LaGanke, individually and as Trustee of both the Trust and Trust II	8-K	000-28745	10.1	1/20/2021
10.2	Form of Securities Purchase Agreement dated March 31, 2021, by and between Cipherloc Corporation, and each of the purchasers party thereto	8-K	000-28745	10.1	4/8/2021
10.3	Form of Registration Rights Agreement dated March 31, 2021, by and between Cipherloc Corporation, and each of the purchasers party thereto	8-K	000-28745	10.2	4/8/2021
10.4**	Form of Lock-Up Agreement (March 2021 Offering)	8-K	000-28745	10.3	4/8/2021
10.5	Placement Agent Agreement dated January 11, 2021, by and between Cipherloc Corporation and Paulson Investment Company, LLC	8-K	000-28745	10.4	4/8/2021
10.6	Indemnification Agreement dated February 22, 2021, by and between Cipherloc Corporation and Paulson Investment Company, LLC	8-K	000-28745	10.5	4/8/2021
10.7£	March 6, 2020, Technology Partnership and Authorized Reseller Licensing Agreement between Cipherloc Corporation and ECS Federal, LLC	S-1	333-255629	10.20	4/30/2021
10.8£	August 13, 2020, Authorized Reseller / Developer Agreement between Cipherloc Corporation and Arnouse Digital Devices	S-1	333-255629	10.21	4/30/2021
31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

£ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. .

Cipherloc Corporation

Date: May 17, 2021	By:	/s/ David Chasteen
David Chasteen
Chief Executive Officer (Principal Executive Officer)

Cipherloc Corporation

Date: May 17, 2021	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

