Form 10-Q
period 2021-06-30
CIPHERLOC Corp
filed 2021-08-16
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, 82,927,311 shares of the issuer’s common stock were outstanding.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021, AND 2020

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to several risks, uncertainties, and assumptions, including those described and incorporated by reference in, Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. These factors include:

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

● Risks related to the volatile and sporadic trading of our common stock, dilution caused by future offerings, anti-dilutive rights which exist relating to our securities, over-hang, the effect of substantial sales of our common stock, the anti-dilutive rights of the Warrants as set forth in the Purchase Agreement, and additional restrictions put on the sale of our common stock because of it being a ‘penny stock’;

● Our compliance with various rules and regulations, penalties we may face for non-compliance, and the risk of new, more costly, or more restrictive rules and regulations;

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the year ending September 30, 2021.

CIPHERLOC CORPORATION

BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	September 30, 2020
ASSETS
Current assets
Cash	$6,848,508	$1,079,839
Prepaid expenses	8,167	258,424
Total current assets	6,856,675	1,338,263

Other assets	—	200,000
Operating lease ROU asset	—	291,140
Total assets	$6,856,675	$1,829,403

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$527,939	$840,234
Accrued compensation	26,912	10,000
Operating lease liability – current portion	—	132,608
Paycheck protection program loan – current portion	—	216,902
Deferred revenue	—	15,417
Total current liabilities	554,850	1,215,161

Paycheck protection program loan – long term	—	148,528
Operating lease liability – long-term portion	—	603,676
Total liabilities	554,850	1,967,365

Series A convertible preferred stock, $0.01 par value, 10,000,000 shares authorized; nil and 1,000,000 shares issued and outstanding as of June 30, 2021, and September 30, 2020, respectively	—	10,000
Common stock, $0.01 par value, 681,000,000 shares authorized; 82,927,311 and 27,505,196 shares outstanding; and 96,342,125 and 40,792,510 issued as of June 30, 2021, and September 30, 2020, respectively	963,421	407,925
Treasury stock, at cost 13,414,814 and 13,287,314 shares as of June 30, 2021, and September 30, 2020, respectively	(590,000)	(550,000)
Additional paid-in capital	76,419,164	68,420,721
Accumulated deficit	(70,490,761)	(68,426,608)
Total stockholders’ equity (deficit)	6,301,824	(137,962)
Total liabilities and stockholders’ equity (deficit)	$6,856,675	$1,829,403

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$8,750	$15,417	$39,233
Cost of revenues	—	—	—	—
Gross profit	—	8,750	15,417	39,233

Operating expenses
General and administrative	197,534	833,260	1,748,398	4,114,084
Selling and marketing	—	107,842	56,250	695,245
Research and development	169,098	205,613	465,974	1,544,205
Total operating expenses	366,632	1,146,715	2,270,622	6,353,534
Operating loss	(366,632)	(1,137,965)	(2,255,205)	(6,314,301)

Other income (expense)
Loss on disposal of asset	—	(19,778)	—	(19,778)
Miscellaneous income	192,052	—	192,052	—
Interest expense	(1,000)	—	(1,000)	—
Net loss	$(175,580)	$(1,157,743)	$(2,064,153)	$(6,334,079)

Net loss per common share – basic and diluted	$(0.00)	$(0.03)	$(0.05)	$(0.16)

Weighted average common shares outstanding – basic and diluted	81,076,516	40,642,953	45,408,375	40,740,105

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,064,153)	$(6,334,079)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	—	18,243
PPP loan forgiveness	(192,052)	—
Stock-based compensation	(4,400)	142,872
Net loss on disposal of asset	—	19,778
Impairment loss on ROU assets (gain on early termination of operating lease)	(441,597)	382,961
Changes in operating assets and liabilities:
Prepaid expenses and other	450,257	2,359
Accounts payable and accrued liabilities	(315,842)	76,291
Accrued compensation	16,912	(102,293)
Deferred revenue	(15,417)	(4,233)
Net cash used in operating activities	(2,566,292)	(5,798,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(28,972)
Net cash used in investing activities	—	(28,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,000)	(150,000)
Proceeds from PPA loan	—	365,430
Repayment PPA loan	(173,378)	—
Purchase of preferred stock	(10,000)	—
Proceeds from the issuance of common stock, net of costs	8,558,339	—
Net cash provided by financing activities	8,334,961	215,430

INCREASE (DECREASE) IN CASH	5,768,669	(5,611,642)
CASH, BEGINNING OF PERIOD	1,079,839	7,839,472
CASH, END OF PERIOD	$6,848,508	$2,227,830

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of ROU asset	$—	$746,125
ST operating lease liability recorded	$—	$61,264
LT operating lease liability recorded	$—	$684,861

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Nine Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
June 30, 2021	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(550,000)	$68,420,721	$(68,426,608)	$(137,962)
Options issued to directors & employees	—	—	—	—	—	(4,400)	—	(4,400)
Preferred and treasury shares acquired	(1,000,000)	(10,000)	—	—	(40,000)		—	(50,000)
Issuance of common stock, net of issuance costs	—	—	55,549,615	555,496	—	8,002,843	—	8,558,339
Net loss	—	—	—	—		—	(2,064,153)	$(2,064,153)
Balance at June 30, 2021	—	$—	96,342,125	$963,421	$(590,000)	$76,419,164	$(70,490,761)	$6,301,824

For the Three Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
June 30, 2021,	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at March 31, 2021	—	$—	76,550,452	$765,504	$(590,000)	$73,640,761	$(70,315,181)	$3,501,084
Options issued to directors & employees	—	—	—	—		(84,055)	—	(84,055)
Issuance of common stock, net of issuance costs	—	—	19,791,773	197,917	—	2,862,458	—	3,060,375
Net loss	—	—	—	—		—	(175,580)	$(175,580)
Balance at June 30, 2021	—	$—	96,342,125	$963,421	$(590,000)	$76,419,164	$(70,490,761)	$6,301,824

For the Nine Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
June 30, 2020	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2019	1,000,000	$10,000	40,792,510	$407,925	$—	$68,225,825	$(61,456,533)	$7,187,217
Options issued to directors & employees	—	—	—	—		142,781	—	142,782
Purchase of treasury stock	—	—	—	—	(150,000)		—	(150,000)
Net loss	—	—	—	—		—	(6,334,079)	$(6,334,079)
Balance at June 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,368,697	$(67,790,612)	$846,010

For the Three Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
June 30, 2020,	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at March 31, 2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,316,673	$(66,632,869)	$1,951,729
Options issued to directors & employees	—	—	—	—	—	52,024	—	52,024
Purchase of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—		—	(1,157,743)	$(1,157,743)
Balance at June 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(150,000)	$68,368,697	$(67,790,612)	$846,010

The accompanying notes are an integral part of these unaudited financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in the State of Texas on June 22, 1953, under the name “American Mortgage Company.” Effective August 27, 2014, we changed our name to “Cipherloc Corporation.” Our headquarters are located at 6836 Bee Cave Road, Building 1, S#279, Austin, Texas 78746. Our website is www.cipherloc.net.

Management is seeking shareholder approval at its upcoming shareholders meeting to be held on September 13, 2021, to among other things, change the Company’s state of incorporation from Texas to Delaware. The full slate of proposals is summarized under Note 8 - Subsequent Events section of this filing and are detailed in the Definitive Proxy Statement on Schedule 14A and related Amendments on file with the SEC. The Notice of Meeting and Proxy Statement may be viewed on http://annualgeneralmeetings.com/cipherloc/.

NOTE 2 – NEW EQUITY ISSUANCE

From March 31, 2021, to April 16, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers an aggregate of 55,549,615 (a) shares of common stock (“Offering Shares”), and (b) warrants to purchase shares of common stock of the Company (“Offering Warrants”). The Offering Shares and Offering Warrants were sold at a price of $0.18 per combined Offering Share and Offering Warrant (the “Offering Price”), which was equal to 80% of the closing sales price of the Company’s common stock on the OTCQB Market on March 30, 2021, which was the last trading day prior to the initial entry into the Purchase Agreement.

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

The Offering Warrants, which are evidenced by Common Stock Purchase Offering Warrants (the “Warrant Agreements”), have an exercise price of $0.36 per share (200% of the Offering Price), and may be exercised at any time from the grant date of the Offering Warrants (i.e., March 31, 2021, April 7, 2021, April 9, 2021, or April 16, 2021, as applicable), until five years thereafter. The Offering Warrants have cashless exercise rights if when exercised, a registration statement registering the shares of common stock issuable upon exercise thereof, is not effective with the Securities and Exchange Commission. The exercise of each of the Offering Warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder(s) thereof, if such exercise would result in such holder(s) and their affiliates, exceeding ownership of 4.99% of our common stock. The Offering Warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the Offering Warrants, the exercise price of the Offering Warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such Offering Warrants is the same prior to and after such reduction in exercise price.

Pursuant to the Registration Rights Agreement (“RR Agreement”), we agreed to file a registration statement to register the sale of the Offering Shares and the shares of common stock issuable upon exercise of the Warrants, prior to the 10th day after the end of the Private Offering (provided that the Placement Agent agreed that such 10 day period began on April 19, 2021, regardless of the actual closing date of the Private Offering), and to obtain effectiveness of such registration statement by the 60th calendar day following the date of the RR Agreement (March 31, 2021)(provided that in the event we are required to file any additional registration statements under the RR Agreement, such required effectiveness date is the 90th day after such registration statement is required to be filed), which registration statement was timely filed and was timely declared effective.

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

Management has evaluated the warrants for derivative status and concluded the warrants are freestanding equity instruments.

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

Operating results for the three and nine months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2020, have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2020, included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At June 30, 2021, and September 30, 2020, cash includes cash on hand and cash in the bank. The balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. At June 30, 2021, $6,598,508 of the Company’s cash balance was uninsured.

Basic and Diluted Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2021, there were no preferred shares of stock outstanding and as of June 30, 2020, the Company had 1,000,000 shares of preferred stock outstanding, which were convertible into 1,500,000 shares of common stock.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive because of the net loss. During the three and nine months ended June 30, 2021, warrants to purchase 79,461,481 shares of common stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. During the three and nine months ended June 30, 2020, warrants to purchase 24,216,866 shares of common stock and 1,000,000 shares of convertible preferred stock were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the nine months ended June 30, 2021, and 2020 were $465,974 and $1,544,205, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together we identify as “ASC Topic 606”.

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

The Company executed an annual software licensing agreement with Castle Shield during the year ended September 30, 2020, which also includes auto-renewing terms. Castle Shield made a $10,000 payment to the Company based on the terms of their agreement with Cipherloc.

During the nine-months ended June 30, 2021, the Company recognized $15,417 in licensing revenue from the SoundFi and Castle Shield agreements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues ASUs to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been several ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. The Company has adopted ASU 2017-11 and implemented the pronouncement retrospectively. The adoption of this guidance did not have an impact on its financial statements.

As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

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

In December 2017, Robert LeBlanc, a disgruntled former consultant of the Company, filed a petition against the Company and Michael De La Garza, our former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 18-0005). The petition (which has been amended) alleges causes of action against us for alleged violation of the Texas Securities Act (based on the allegation that the defendants sold securities by means of untrue statements of material facts), common law fraud against Mr. De La Garza (for alleged misrepresentations alleged made by Mr. De La Garza); breach of fiduciary duty against Mr. De La Garza; breach of contract; as well as declaratory relief. Damages sought exceed $1,000,000 but are less than $10,000,000. The Company believes it has made all required payments and delivered the stock to the plaintiff and that the plaintiff’s claims are without merit. The consultant also included a claim of partial ownership of certain of the Company’s patents, which the Company believes is without merit. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

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

Semple, Marchal & Cooper, LLP (“SMC”), the Company’s former independent registered auditing firm, has brought a demand for arbitration before the American Arbitration Association against the Company in October 2019, relating to amounts which SMC has alleged are due to SMC for services rendered, which amount was alleged to exceed $75,000, but to be less than $150,000. The parties entered arbitration regarding the amounts owed and subsequently entered into a Settlement Agreement and Release on April 26, 2021, to confidentially settle the matter and mutually release each other from any liabilities.

On August 28, 2020, the Company settled all litigation matters which had previously been pending with Michael De La Garza, a former chief executive officer of the Company. As a result of this settlement, De La Garza returned 13.1 million shares of common stock to the Company and the Company agreed to pay De La Garza $400,000 between September 30, 2020, and September 30, 2021. The Company has one remaining payment of $25,000 due, payable to De La Garza by September 1, 2021.

In October 2020, Ageos, LLC, a Virginia limited liability company (“Ageos”), filed a Third-Party Complaint against the Company (Third Party Case No. GV20015643-00) in connection with the pending action titled Scandium, LLC v. Ageos, LLC (Case No. GV20014313-00) in the General District Court for Fairfax County in the Commonwealth of Virginia. The action relates to an operating agreement, by and between the Company and Ageos, whereby the Company agreed to guarantee Ageos’s lease to enable the leasing of space in Fairfax County, VA. The Company subsequently terminated the agreement with Ageos and offered to take over the space as an accommodation. Ageos declined. Ageos’s third party complaint demands from the Company, among other things, all damages obtained by Scandium, LLC against Ageos; (ii) other compensatory damages in connection with certain lease payments under the lease discussed above; and (iii) pre-judgment interest. This lawsuit was subsequently settled on April 29, 2021, and the Company paid Scandium $60,000 in exchange for a release from all past, present, and future liabilities associated with the lease.

Leases

As of June 30, 2021, the Company has no financial obligations for facility lease agreements.

In February 2020, the Company leased approximately 3,666 square feet of office space on 2107 Wilson Boulevard, Arlington, Virginia. The lease for this facility began on February 1, 2020 and was scheduled to continue until July 31, 2025. The base annual rent was $159,471, a $100,000 security deposit was paid, and abatement of monthly rent payments was provided until August 1, 2020. The lease provided for annual rent increases of approximately 2.5%. The amount of future payments guaranteed was $741,680.

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

Operating Leases

Operating leases were included in operating lease ROU lease assets, and operating lease liabilities and operating long-term lease liabilities on the Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in general and administrative expense in the statements of operations and is reported net of lease income.

As a result of restructuring actions intended to conserve cash during the COVID-19 crisis, the Company stopped occupying the space in March 2020 and notified the landlord that the Company no longer needed the property and began seeking an amicable and reasonable termination of the lease agreement. On June 9, 2021, a settlement of $150,000 was reached with 2111 Wilson Boulevard, Inc. to terminate the lease effective June 2021. Following the settlement agreement with 2111 Wilson Boulevard, Inc., as discussed above, the Company does not have any operating leases as of June 30, 2021.

The early termination of the 2111 Wilson Boulevard operating lease resulted in recognizing a $441,597 gain in this reporting period due to the removal of the ROU assets and operating lease liabilities. The balance for ROU assets and liabilities at June 30, 2021 is $0 each.

Cash Flows

An initial right-of-use asset of $233,751 was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. In February 2020, the Company’s lease in Arlington, Virginia added approximately $746,000 in new lease obligations. Cash paid for this lease was $80,402 for the nine months ended June 30, 2021 and is included in operating cash flows. The landlord agreed to an early termination and release from all past, present and future liabilities associated with the lease in exchange for a $150,000 one-time payment which the company made during June 2021.

Significant Judgments

There are no significant judgments.

Rent expense totaled $306,452 and $177,785 for the nine months ended June 30, 2021, and 2020, respectively.

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

The PPP loan balance on March 31, 2021, was $365,430. The Company filed for partial loan forgiveness on January 29, 2021, which was approved in the amount of $192,052 on June 11, 2021. The staff reductions that occurred in 2020 prevented the Company from qualifying for full forgiveness of its principal balance.

The full principal balance of the loan, plus $1,000 of interest was set aside in an escrow account at Texas Capital Bank on April 15, 2021. Upon receipt of the partial forgiveness approval, the remaining amount of the Paycheck Protection Program Loan was repaid using funds in the escrow account and the remaining balance was returned to the Company’s operating account. The balance of the loan was $0 as of June 30, 2021.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 681,000,000 common shares and 10,000,000 preferred shares, each at a par value of $0.01 per share.

Common Stock

During the nine months ended June 30, 2021, the Company issued 55,549,615 shares of common stock pursuant to the Private Offering. Each share was priced at $0.18 and the gross proceeds from the equity issuance were $9,998,931. The proceeds net of issuance costs were $8,558,339.

During the nine months ended June 30, 2021, the Company came to a settlement with James LeGanke, as Trustee of Carmel Trust II and purchased back 127,500 shares of common stock and recorded such shares as Treasury Stock. Mr. LeGanke received a total payment of $50,000 as a result of the settlement. The Company attributed $40,000 of this settlement to the repurchase of common stock and the remaining $10,000 to the repurchase of Series A Preferred stock.

During the twelve months ended September 30, 2020, the Company came to a settlement with Michael De La Garza and purchased 13,137,757 shares of common stock held by Mr. De La Garza in consideration for $400,000 of which $300,000 was paid at the time of settlement and the remaining $100,000 paid through four quarterly payments of $25,000. The final payment will be made on September 1, 2021.

During the nine months ended June 30, 2020, the Company came to a settlement with First Fire Global Opportunity Fund, LLC and purchased back 149,557 shares of common stock for $150,000 and recorded such shares as Treasury Stock.

As of June 30, 2021, we had issued 40,792,501 common shares of which 13,414,814 are now in treasury stock. The net amount of common shares outstanding as of June 30, 2021 was 82,927,311.

Series A Preferred Stock

During the nine months ended June 30, 2021, the Company came to a settlement with James LeGanke, as Trustee of Carmel Trust II and purchased back 1,000,000 shares of Series A Preferred Stock. Mr. LeGanke received a total payment of $50,000 as a result of the settlement. The Company attributed $10,000 of this settlement to the repurchase of the Series A Preferred Stock and the remaining $40,000 to the repurchase of common stock.

NOTE 8 – SUBSEQUENT EVENTS

On July 14, 2021, we entered into an employment agreement with Nick Hnatiw to fulfill the role of Chief Technology Officer (“CTO”). The effective date of the employment agreement was June 1, 2021. Mr. Hnatiw began providing CTO services to Cipherloc as an independent contractor during November 2020.

On July 19, 2021, the Company filed a Definitive Proxy Statement on Schedule 14A announcing a shareholders meeting to be held on September 13, 2021 for shareholders of record as of July 15, 2021, to elect a Board of Directors and to seek approval of five other proposals. On July 28, 2021, the Definitive Proxy Statement was amended to add two additional proposals relating to executive compensation.

The meeting will be held at the Company’s headquarters at 6836 Bee Cave Road in Austin, Texas at 9:00 AM Central Time on September 13, 2021. Shareholders will be voting on the following proposals:

1.	To elect four (4) members to our Board of Directors;

2.	To ratify the appointment of Briggs & Veselka Co. as our independent registered public accounting firm for our fiscal year ending September 30, 2021;

3.	To approve the Company’s 2021 Omnibus Equity Incentive Plan and the reservation of 8,000,000 shares for issuance thereunder;

4.	To approve the reincorporation of the Company from the State of Texas to the State of Delaware;

5.	To grant discretionary authority to our board of directors to (i) amend our proposed Delaware certificate of incorporation, after the Company effectuates its reincorporation to the State of Delaware, to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of 1-for-2 to a maximum of a 1-for-20 split, with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within one year of the date the proposal is approved by stockholders;

6.	To approve an amendment of the Company’s Amended and Restated Articles of Incorporation, as amended, to eliminate the shareholders’ statutory preemptive rights pursuant to Section 21.208 of the Texas Business Organizations Code in the event that the reincorporation of the Company from the State of Texas to the State of Delaware is not consummated;

7.	To approve, by non-binding advisory vote, of the resolution approving named executive officer compensation; and

8.	To approve, by non-binding advisory vote, of the frequency of future non-binding advisory votes on resolutions approving future named executive officer compensation.

On July 23, 2021, the “Company entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). Pursuant to the agreement, Paulson will provide the following services at our request: (a) familiarize itself with our business, assets and financial condition; (b) assist us in developing strategic and financial objectives; (c) assist us in increasing our exposure in the software industry; (d) assist us in increasing our profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities and (g) render other financial advisory services as may be reasonably requested. The term of the Agreement is four years from the date of the Agreement, unless terminated earlier by either party as provided therein. As compensation for these services, we are issuing to Paulson 4,000,000 shares of our common stock and agreeing to reimburse them for all reasonable and documented expenses incurred by Paulson in connection with providing such services.

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

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames, and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Strategy and Plan of Operations. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended June 30, 2021, and 2020.

●	Liquidity and Capital Resources. A discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with Cipherloc Corporation’s financial statements and accompanying notes included elsewhere in this Report.

All references to years relate to the fiscal year ended September 30 of the particular year.

Business Strategy and Plan of Operations

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

As described above, our products are designed to encrypt and decrypt information. Encryption means encoding information which is readable into another form which is not readable, and which is therefore unable to be intercepted, read, or used, by someone other than the original person who encrypted the information—unless such encryption can be broken.

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

We anticipate the operating expenses for the next twelve months may require up to $7.5 million capital, which funds will come from amounts raised in the Private Offering; however, we hope to manage our business such that the existing liquidity carries the Company to positive cash flow from operations, of which there can be no assurance. This measured approach to managing cash initially emphasizes demonstrating product capabilities with current customers which is followed by a scaling exercise in all functional areas, including product development, marketing, sales, customer support, and administration. As such, the cash required for operating expenses through June 30, 2022, will most likely range from $2.4 million to $4.4 million. A summary of the operating plan by functional area is provided below.

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

These efforts will require more personnel as well as more infrastructure. This personnel expansion will likely require $1 million of capital. The infrastructure needed to perform these new functions is planned to be built on modern technology with scale and reliability built from the ground-up. Utilizing cloud services, we plan to provide our customers with an interface that modern software provides, but an ease of use that encryption technologies desperately need. We believe that if we are able to meet these goals, we will be at a competitive advantage from most other players in this space. Marketing efforts will emphasize qualified lead generation using very focused industry messaging and engagement. We will be participating in relevant cybersecurity and quantum computing industry events. Our advisors will help us identify the right focus areas for lead generation. Customer support teams will need to be put in place and are expected to be built around each of our product offerings. We anticipate our Support Team will scale as our business needs change. The projected costs for the first 12 months are likely to reach $500,000. These funds will be used for salaries and technology in order for the Support Team to provide the necessary support described above. Administration requirements are currently minimal, but we expect that this will change in the event the Company is able to generate revenues and add employees. The administrative resources will be ramped according to the Company’s demand to support employees, increase accounting capacity, and expand reporting and compliance capabilities. Additional leadership personnel in accounting and human resources are anticipated to precede staff additions. We also plan to add software tools to manage functional processes.

Results of Operations for the three and nine months ended June 30, 2021, and 2020

Comparison of Results

Revenue decreased to zero for the three months ended June 30, 2021, from $8,750 for the three months ended June 30, 2020. Revenue decreased to $15,417 for the nine months ended June 30, 2021, from $39,233 for the nine months ended June 30, 2020. Revenues decreased due to no new invoicing activity taking place in the current reporting period. SoundFi has not been operating due to theater closures and Castle Shield did not report revenue from the PEC license agreement under which it is currently operating because it didn’t launch products until late during our third fiscal quarter (this reporting period).

General and administrative expenses were $197,534 and $833,260 for the three months ended June 30, 2021, and 2020, respectively. General and administrative expenses decreased primarily as a result of a gain recognized in the amount of $441,597 due to the write-off of the remaining right-of-use (ROU) assets and operating lease liability after the early termination of our final operating lease. Net of this gain, general and administrative expenses were $639,131. Compared to the same period one year ago, the current period amount reflects a decrease in headcount related costs including payroll of $93,000, due to staffing reductions initiated during the prior fiscal year, a decrease in legal fees of $146,000, due to the settlement of legal matters, decreases in board and professional fees of $51,000, and decreases in various other expenses of $13,000, offset by increases in rent of $56,000, as a result of the Virginia office lease settlement (as discussed under Note 5 – Commitments and Contingencies - Leases, to the unaudited financial statements included above) and in corporate insurance of $53,000, primarily for directors and officers liability insurance premiums.

General and administrative expenses were $1,748,398 and $4,114,084 for the nine months ended June 30, 2021, and 2020, respectively. The decrease in general and administrative expenses was primarily due to a decrease in legal expenses of $1,055,000 because of settlements reached during this fiscal year, a decrease in headcount related costs including payroll and travel costs of $483,000, due to staffing reductions initiated during the prior fiscal year, a $824,000 favorable variance in the accounting for ROU assets and liability ($441,597 gain in 2021 discussed above versus a $382,625 impairment loss reported during 2020), a decrease in board and professional fees of $155,000, and a decrease in various other expenses of $143,000, offset by increases in corporate insurance of $165,000, for directors and officers liability insurance premiums and rent of $129,000 related to the Virginia office lease settlement (as discussed under Note 5 – Commitments and Contingencies - Leases, to the unaudited financial statements included above).

Selling and marketing expenses were zero and $107,842 for the three months ended June 30, 2021, and 2020, respectively. Sales and marketing expenses decreased primarily because of a decrease in payroll expenses of $79,000, a decrease in consulting related costs of $12,000, a decrease in marketing related costs of 13,000 and a decrease in travel related costs of $4,000, all of these decreases were generated by spending reductions initiated during the prior fiscal year. We expect to resume incurring sales and marketing expenses during the fourth quarter of our fiscal year ending September 30, 2021.

Selling and marketing expenses were $56,250 and $695,245 for the nine months ended June 30, 2021, and 2020, respectively. Sales and marketing expenses decreased primarily because of a decrease in payroll related expenses of $323,000, a decrease in consulting related costs of $206,000, a decrease in marketed related costs of $71,000 and a decrease in travel related costs of $39,000, all of which were generated by spending reductions initiated during the prior fiscal year.

Research and development costs were $169,098 and $205,613 for the three months ended June 30, 2021, and 2020, respectively. Research and development costs decreased primarily because of a decrease in payroll related expenses of $26,000 and a decrease in consulting related expenses of $11,000, both decreases were the result of the spending reductions initiated during the prior fiscal year.

Research and development costs were $465,974 and $1,544,205 for the nine months ended June 30, 2021, and 2020, respectively. Research and development expenses decreased for the nine-month period ended June 30, 2021, primarily because of a decrease in consulting related costs of $750,000 and a decrease in payroll related expense of $329,000, both decreases were the result of the spending reductions initiated during the prior fiscal year.

We had a net loss of $175,580 or $0.00 per share for the three months ended June 30, 2021, compared to a net loss of $1,157,743 or $0.03 per share for the three months ended June 30, 2020. The year-over-year decrease in net loss for the three months ended June 30, was a result of a decrease in operating expenses, and the PPP loan forgiveness of $192,051. For the nine months ended June 30, 2021, we had a net loss of $2,064,153 or $0.05 per share, compared to a net loss of $6,334,079 or $0.16 per share for the nine months ended June 30, 2020. Net loss for the nine months ended June 30, decreased year-over-year as a result of the decreases in legal and other operating expenses discussed earlier.

Liquidity and Capital Resources

We had an accumulated deficit on June 30, 2021, of $70,490,761. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. On June 30, 2021, we had cash of $6,848,508. On March 31, 2021, we completed the initial closing of the Private Offering in which we sold 35,757,942 shares of our common stock at a price to the public of $0.18 per share, for net proceeds of $5,497,964. During the month of April 2021, we completed additional closings pursuant to the Private Offering, in which we sold 19,791,673 shares of our common stock at a price to the public of $0.18 per share, for net proceeds of $2,850,383.

The Private Offering is described in greater detail in Note 2 – New Equity Issuance, to the unaudited financial statements included above.

We had working capital of $6,301,824 as of June 30, 2021, compared to working capital of $123,102 as of September 30, 2020. Working capital increased because of funds raised through the Private Offering.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(2,566,292)	$(5,798,100)
Investing activities	$—	$(28,792)
Financing activities	$8,334,961	$215,430

Operating Activities

Cash used in operating activities was $2,566,292 and $5,798,100 for the nine months ended June 30, 2021, and 2020, respectively. The uses of cash during the nine months ended June 30, 2021, were mainly attributable to a net loss of $2,064,153, which was increased by the ROU asset gain of $441,597, the PPP loan forgiveness of $192,052 and a decrease in net operating assets and liabilities of $135,910. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $450,257, offset by a decrease in accounts payable and accrued liabilities of $298,930, and a decrease in deferred revenue of $15,417.

Investing Activities

Cash used in investing activities was zero and $28,792 for the nine months ended June 30, 2021, and 2020, respectively. The cash used in investing activities for the nine months ended June 30, 2020, was the result of fixed asset purchases.

Financing Activities

Cash provided by financing activities was $8,334,961 for the nine months ended June 30, 2021. The Company sold certain securities pursuant to the Private Offering, described in Note 2 – New Equity Issuance, to the unaudited financial statements included above, and raised $8,558,339, net of issuance costs, partially offset by the cash used in relation to a lawsuit filed by the Company against James LeGanke, as Trustee of Carmel Trust II, which was settled for $50,000 in exchange for the return of 1,000,000 shares of Series A Preferred Stock and 127,500 shares of common stock to the Company and the repayment of a portion of the PPP loan plus interest in the amount of $173,928. Cash provided in financing activities for the nine months ended June 30, 2020, was due to the proceeds from the PPP loan, offset by the legal settlement with First Fire Global Opportunity Fund, LLC and the purchase of Treasury Stock for $150,000 in connection therewith (see also Note 7 - Stockholders’ Equity (Deficit), to the unaudited financial statements included above).

Additional information regarding the Private Offering and the Company’s debt can be found under Note 2 – New Equity Issuance and Note 6 – Debt, to the unaudited financial statements included above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Part II - Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 5 – Commitments and Contingencies. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries, or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Commission on December 29, 2020 (the “Form 10-K”), under the heading “Risk Factors” and in Part II, Item 1A of the Company’s Quarterly Report on Form 8-K for the quarter ended March 31, 2021, filed with the Commission on May 17, 2021, under the heading “Risk Factors” (the “Form 10-Q”), as supplemented by the risk factors included in the Company’s Registration on Form S-1 which was filed with the Commission on April 30, 2021 (the “Form S--1”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K, Form 10-Q, Form S-1 and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-K, Form 10-Q and Form S-1, under the headings “Risk Factors”, which risk factors from the Form 10-K, Form 10-Q and Form S-1 are incorporated by reference in this Item 1A. Risk Factors, subject to updates to such risk factors as provided below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2021, and from the period from July 1, 2021, to the filing date of this Report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
1.1	Placement Agent Agreement dated January 11, 2021, by and between Cipherloc Corporation and Paulson Investment Company, LLC	8-K	000-28745	10.4	4/8/2021
3.1	Articles of Incorporation of Cipherloc Corporation, as amended	S-1	333-255629	3.1	4/30/2021
3.2	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Amendment filed by the Company with the Secretary of State of Texas on March 27, 1995	8-K	000-28745	3.1	3/5/2021
3.3	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Correction filed by the Company with the Secretary of State on September 9, 1996	8-K	000-28745	3.2	3/5/2021
3.4	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Amendment filed by the Company with the Secretary of State on February 28, 2001	8-K	000-28745	3.3	3/5/2021
3.5	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Articles of Amendment filed by the Company with the Secretary of State on May 26, 2005	8-K	000-28745	3.4	3/5/2021
3.6	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on June 9, 2011	8-K	000-28745	3.5	3/5/2021
3.7	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on June 13, 2013	8-K	000-28745	3.6	3/5/2021
3.8	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on August 27, 2014	8-K	000-28745	3.7	3/5/2021
3.9	Certificate of Correction filed with the Secretary of State of Nevada on February 8, 2021, correcting the Certificate of Amendment filed by the Company with the Secretary of State on March 26, 2018	8-K	000-28745	3.8	3/5/2021

3.10	Amended and Restated Bylaws of Cipherloc Corporation	8-K	000-28745	10.5	8/30/2019
4.1	Form of Common Stock Purchase Warrant of Cipherloc Corporation, issued in March 2021 Private Offering	8-K	000-28745	4.1	4/8/2021
4.2	Form of Purchase Warrant Issued to Placement Agent and its Assigns dated April 16, 2021	8-K	000-28745	4.2	4/21/2021
10.1	Settlement Agreement, effective January 15, 2021, between Cipherloc Corporation, the Carmel Trust, the Carmel Trust II, James LaGanke, individually and as Trustee of both the Trust and Trust II	8-K	000-28745	10.1	1/20/2021
10.21	Form of Securities Purchase Agreement dated March 31, 2021, by and between Cipherloc Corporation, and each of the purchasers party thereto	8-K	000-28745	10.1	4/8/2021
10.32	Form of Registration Rights Agreement dated March 31, 2021, by and between Cipherloc Corporation, and each of the purchasers party thereto	8-K	000-28745	10.2	4/8/2021
10.43**	Form of Lock-Up Agreement (March 2021 Offering)	8-K	000-28745	10.3	4/8/2021
10.5	Placement Agent Agreement dated January 11, 2021, by and between Cipherloc Corporation and Paulson Investment Company, LLC	8-K	000-28745	10.4	4/8/2021
10.64	Indemnification Agreement dated February 22, 2021, by and between Cipherloc Corporation and Paulson Investment Company, LLC	8-K	000-28745	10.5	4/8/2021
10.7£	March 6, 2020, Technology Partnership and Authorized Reseller Licensing Agreement between Cipherloc Corporation and ECS Federal, LLC	S-1	333-255629	10.20	4/30/2021
10.8£	August 13, 2020, Authorized Reseller / Developer Agreement between Cipherloc Corporation and Arnouse Digital Devices	S-1	333-255629	10.21	4/30/2021
10.5	Letter Agreement between Cipherloc Corporation and Paulson Investment Company, LLC dated July 23, 2021	8-K	000-28745	10.1	7/28/2021
10.6	Employment Agreement with Nick Hnatiw dated July 14, 2021					X
31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. XBRL Instance Document					X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cipherloc Corporation

Date: August 16, 2021	By:	/s/ David Chasteen
David Chasteen
Chief Executive Officer (Principal Executive Officer)

Cipherloc Corporation

Date: August 16, 2021	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

