Form 10-Q
period 2021-12-31
CIPHERLOC Corp
filed 2022-02-14
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File No. 000-28745

Cipherloc Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0837077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6836 Bee Cave Rd, Bldg. 1, S#279 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

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

As of February 11, 2022, the registrant had 83,449,535 shares of common stock outstanding.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE ENDED December 31, 2021, AND 2020

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(UNAUDITED)
ASSETS
Current assets
Cash	$5,071,588	$5,783,994
Deferred costs	180,000	180,000
Prepaid expenses	208,830	279,832
Total current assets	5,460,418	6,243,826

Other assets	—	—
Operating lease ROU asset	—	—
Deferred costs	465,000	510,000
Total assets	$5,925,418	$6,753,826

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,288,811	$1,462,732
Accrued compensation	—	25,000
Total current liabilities	1,288,811	1,487,732

Total liabilities	1,288,811	1,487,732

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 681,000,000 shares authorized; 82,927,311 and 82,927,311 shares outstanding; and 96,342,125 and 96,342,125 issued as of December 31, 2021, and September 30, 2021, respectively	963,421	963,421
Treasury stock, at cost, 13,414,814 and 13,414,814 shares as of December 31, 2021, and September 30, 2021, respectively	(590,000)	(590,000)
Additional paid-in capital	76,446,125	76,423,564
Accumulated deficit	(72,182,939)	(71,530,891)
Total stockholders’ equity	4,636,607	5,266,094
Total liabilities and stockholders’ equity	$5,925,418	$6,753,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIPHERLOC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2021	2020
Revenues	$—	$8,750
Cost of revenues	—	—
Gross profit	—	8,750

Operating expenses
General and administrative	469,016	661,692
Sales and marketing	53,393	25,000
Research and development	129,639	121,793
Total operating expenses	652,048	808,485
Operating loss	(652,048)	(799,735)

Other income (expenses)
Interest income (expense), net	—	—
Net loss	$(652,048)	$(799,735)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding – basic and diluted	83,159,679	27,377,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIPHERLOC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(652,048)	$(799,735)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	45,000	—
Stock-based compensation	22,561	41,025
Changes in operating assets and liabilities:
Prepaid expenses and other assets	71,002	136,392
Accounts payable and accrued liabilities	(198,921)	11,105
Accrued compensation	—	(10,000)
Deferred revenue	—	(8,750)
Net cash used in operating activities	(712,406)	(629,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of preferred stock	—	(10,000)
Purchase of treasury stock	—	(40,000)
Net cash used in financing activities	—	(50,000)

DECREASE IN CASH	(712,406)	(679,963)
CASH, BEGINNING OF PERIOD	5,783,994	1,079,839
CASH, END OF PERIOD	$5,071,588	$399,876

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months ended	Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
December 31, 2021	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2021	82,927,311	$963,421	$(590,000)	$76,423,564	$(71,530,891)	$5,266,094
Stock option expense issued to directors & employees	—	—	—	22,561	—	22,561
Net loss	—	—		—	(652,048)	(652,048)
Balance at December 31, 2021	82,927,311	$963,421	$(590,000)	$76,446,125	$(72,182,939)	$4,636,607

For the Three Months ended	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
December 31, 2020	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2020	1,000,000	$10,000	40,792,510	$407,925	$(550,000)	$68,420,721	$(68,426,608)	$(137,962)
Preferred and treasury shares acquired	(1,000,000)	(10,000)			(40,000)			(50,000)
Stock option expense issued to directors & employees	—	—	—	—	—	41,025	—	41,025
Net loss	—	—	—	—		—	(799,735)	$(799,735)
Balance at December 31, 2020	—	$—	40,792,510	$407,925	$(590,000)	$68,461,746	$(69,226,343)	$(946,672)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021, AND 2020

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Cipherloc Corporation (the “Company” or “Cipherloc”) was incorporated in the State of Texas on June 22, 1953, under the name “American Mortgage Company.” Effective August 27, 2014, the Company changed its name to “Cipherloc Corporation.” Prior to September 30, 2021, the Company was a Texas corporation. The Company became a Delaware corporation effective as of September 30, 2021.

The Company’s headquarters is located at 6836 Bee Cave Road, Building 1, Suite279, Austin, Texas 78746. Its website is www.cipherloc.net.

NOTE 2 - BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the Company’s opinion, it has included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.

Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The Company has omitted notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended September 30, 2021 ; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2021 included within the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At December 31, 2021, the Company’s cash includes cash on hand and cash in the bank. The balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of December 31, 2021, $5,071,588 of the Company’s cash balance was uninsured.

Basic and Diluted Net Loss per Common Share

The Company’s basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting that number by the amount of time that the applicable shares were outstanding. Diluted earnings per share reflects the potential dilution that could occur if vested stock options, warrants, and other commitments of the Company to issue common stock were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. As of December 31, 2021, the Company had no shares of preferred stock outstanding.

The Company’s diluted loss per share was the same as basic loss per share during the periods in which net losses were incurred since the inclusion of potential common stock equivalents would be anti-dilutive due to the net loss. During the three months ended December 31, 2021, the Company excluded warrants to purchase 79,461,481 shares of common stock from the calculation of diluted loss per share because the effect would be anti-dilutive. During the three months ended December 31, 2020, the Company excluded warrants to purchase 24,216,866 shares of common stock and 1,000,000 shares of convertible preferred stock from the calculation of diluted loss per share because the effect would be anti-dilutive.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. The research and development costs incurred for the three months ended December 31, 2021 and 2020 were $129,639 and $121,793, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and a series of amendments, issued by the Financial Accounting Standards Board (“FASB”).

Central to the revenue recognition guidance is a five-step revenue recognition model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue.

The Company accounts for a promise to provide a customer with a right to access the Company’s intellectual property as a performance obligation satisfied over time because the customer will simultaneously receive and consume the benefit from the Company’s providing access to its intellectual property as the performance occurs.

Software License Agreements

During the fiscal year ended September 30, 2019, the Company entered into a one-year agreement with SoundFi LLC (“SoundFi”) that automatically renews for subsequent one-year periods unless otherwise terminated by either party. The Company received $25,000 from SoundFi during the fiscal year ended September 30, 2020. The Company has not received any payments from SoundFi so far in the current fiscal year and is uncertain if such payments will resume.

The Company executed a software licensing agreement with Castle Shield Holdings, LLC (“Castle Shield”) during the fiscal year ended September 30, 2020, which agreement includes auto-renewing terms. The Company received a $10,000 payment from Castle Shield during the fiscal year ended September 30, 2020. The Company did not receive any payments from Castle Shield during the fiscal year ended September 30, 2021, or during the first quarter of the current fiscal year, but anticipates receiving payments from Castle Shield during the remainder of the fiscal year.

During the three months ended December 31, 2020, the Company recognized a total of $8,750 in licensing revenue from the Company’s agreements with SoundFi and Castle Shield. The Company did not recognize any licensing revenues from these agreements during the three months ended December 31, 2021.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been several ASUs to date that amend the original text of the ASC. Other than those discussed below, the Company believes the ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removed certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted ASU 2019-12 on October 1, 2021, which adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

The Company adopted ASU 2018-13 on October 1, 2020, which adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument would no longer be accounted for as a derivative liability at fair value because of the existence of a down round feature. The Company has adopted ASU 2017-11 and implemented the pronouncement retrospectively. The adoption of this guidance did not have an impact on the Company’s financial statements.

As a result, a freestanding equity-linked financial instrument is no longer accounted for as a derivative liability at fair value because of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS.

During March and April 2021, the Company issued warrants to purchase 63,882,054 shares of its common stock at an average exercise price of $0.33 per share, which warrants have anti-dilution rights that provide for adjustments in the exercise price and number of shares exercisable upon exercise if there is an issuance of common stock or common stock equivalents at a lower price than the exercise price of the warrants (down round feature).

In October 2021, the FASB amended guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Generally, this new guidance will result in the Company recognizing contract assets and contract liabilities consistent with those reported by the acquiree immediately before the acquisition date. The Company retroactively adopted the guidance in the fourth quarter of fiscal 2021 for all business combinations completed since the beginning of fiscal 2021. There was no material impact on the Company’s Financial Statements.

In January 2021, the FASB issued guidance to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment can apply certain optional expedients and exceptions mentioned in its reference rate reform guidance even though they do not reference to LIBOR or a rate being discontinued. This guidance was effective upon issuance. The Company adopted the guidance in the first quarter of fiscal 2021. There was no impact on the Company’s Financial Statements upon such adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. Early adoption is permitted.

In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company is required to adopt the guidance in the first quarter of fiscal 2022. Early adoption is permitted.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted.

In November 2021, the FASB issued guidance to increase the transparency of government assistance received by an entity by requiring disclosures relating to accounting policy, nature of the assistance, and the effect of the assistance on the financial statements. The Company is required to adopt the guidance in the first quarter of its fiscal 2023. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Financial Statements.

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies, as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its financial statements.

NOTE 4– COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently not involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

In December 2017, Robert LeBlanc, a disgruntled former consultant of the Company, filed a petition against the Company and Michael De La Garza, the Company’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 18-0005). The petition (which has been amended) alleges causes of action against us for alleged violation of the Texas Securities Act (based on the allegation that the defendants sold securities by means of untrue statements of material facts), common law fraud against Mr. De La Garza (for alleged misrepresentations alleged made by Mr. De La Garza); breach of fiduciary duty against Mr. De La Garza; breach of contract; as well as declaratory relief. Damages sought exceed $1,000,000 but are less than $10,000,000. The Company believes it has made all required payments and delivered the stock to the plaintiff and that the plaintiff’s claims are without merit. Mr. LeBlanc also made a claim of partial ownership of certain of the Company’s patents, which the Company believes is without merit. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

In April 2020, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of the Company, and certain other plaintiffs, filed a lawsuit against the Company and Michael De La Garza, the Company’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations alleged made by Mr. De La Garza), breach of contract, for alleged breaches of Mr. Marquez’s employment agreement, which provided for the Company pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceed $1,000,000. The Company believes it has made all required payments and delivered all required shares of stock to the plaintiffs. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

Leases

All of the Company’s leases that were in place during the fiscal year ended September 30, 2020 have been terminated. As of December 31, 2021, the Company has no financial obligations for facility lease agreements, except as set forth below.

Tom Wilkinson, the Company’s Chairman of the Board of Directors, provides the Company the use of office space which he rents, at 6836 Bee Caves Road, Building 1, Suite 279, Austin, TX 78746, for its corporate headquarters. There is a sublease agreement with Mr. Wilkinson and Mr. Wilkinson charges the Company $500 a month rental fee.

This lease agreement does not contain any material residual value guarantees or material restrictive covenant.

Cash Flows

The Company recognized an initial right-of-use asset of $233,751 as a non-cash asset addition with the adoption of the new lease accounting standard. Cash the Company paid for amounts included in the present value of operating lease liabilities was $80,402 during the fiscal year ended September 30, 2021, and is included in operating cash flows.

The Company’s rent expense totaled $500 and $38,279 for the three months ended December 31, 2021, and 2020, respectively.

NOTE 5 – DEBT

On April 6, 2020, the Company submitted its application for a $365,430 Paycheck Protection Program (“PPP”) loan sponsored by the U.S. Small Business Administration (the “SBA Loan”). On April 12, 2020, the SBA Loan application was approved, and the Company received the loan proceeds on April 22, 2020. The SBA Loan had an interest rate of 1% and was scheduled to mature on April 12, 2022.

As of September 30, 2020, the SBA Loan balance was $365,430. The Company filed for partial loan forgiveness on January 29, 2021, which was approved on June 11, 2021 in the amount of $192,052. The Company’s staff reductions that occurred in 2020 prevented the Company from qualifying for full forgiveness of the principal balance of the SBA Loan.

The Company placed the full principal balance of the SBA Loan, plus $1,000 of interest, in an escrow account on April 15, 2021. Upon receipt of the partial loan forgiveness, the Company paid the remaining amount of the SBA Loan, using funds in the escrow account, and the remaining balance was returned to the Company’s operating account. The balance of the SBA Loan was $0 as of September 30, 2021.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 681,000,000 shares of common stock and 10,000,000 shares of Series A convertible preferred stock, each with a par value of $0.001 per share.

Common Stock

During the three months ended December 31, 2020, and the three months ended December 31, 2021, the Company did not issue any shares of its common stock or preferred stock, except as set forth below.

Beginning with the last quarter during the Company’s fiscal year ending September 30, 2021, its Board of Directors elected to begin receiving one-half of their quarterly Board compensation in shares of common stock instead of cash. At its April, 2021 meeting, the Company’s Board of Directors also approved a one time award of 100,000 shares of common stock to each director, subject to approval of the Company’s Equity Incentive Compensation Plan by its stockholders, which was received at the annual meeting of stockholders in September 2021. To date, the directors have received a total of 522,224 shares of the Company’s common stock through the one-time grant and two quarterly compensation payments. The one-time award and the fiscal year 2021 fourth quarter award of a total of 411,112 shares was made on January 13, 2022. The fiscal year 2022 first quarter awards were made on January 31, 2022.

Restricted Common Stock Units

On October 22, 2021, the Company entered into restricted stock unit award agreements with five separate individuals. The Company granted a total of 2,000,001 shares of restricted stock to these individuals, which shares vest in equal tranches on the next three anniversary dates of the award. The value of the shares of restricted stock on the grant date was $260,000, based upon the then current market price of the Company’s common stock of $0.13 per share on October 22, 2021. During the three months ended December 31, 2021, the Company recorded $22,561 in stock compensation expense related to these award agreements.

NOTE 7 – SUBSEQUENT EVENTS

On February 14, 2022 the Company announced the launch of Cipherloc Enclave, a new micro-segmentation product, through a press release and a Form 8-K. Cipherloc Enclave is further discussed in Item 2 of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission on December 21, 2021.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Cipherloc”, and “Cipherloc Corporation” refer specifically to Cipherloc Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This MD&A is organized as follows:

●	Business Strategy and Plan of Operations. Discussion of our strategy moving forward.

●	Results of Operations. An analysis of our financial results comparing the three months ended December 31, 2021 with the three months ended December 31, 2020.

●	Liquidity and Capital Resources. A discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report.

All references to years relate to the fiscal year ended September 30 of the particular year.

Overview

We are developing products and services around our core encryption technology, which is designed to enable secure and private data transmission in a post-quantum computing world. We plan to offer a new suite of products that can be used in virtually any commercial data security industry. We believe that our products will allow our customers to securely send sensitive data to others, with little setup time required.

Beginning in calendar 2019, we retained an entirely new management team. That management team restructured our business to focus our resources on only products and services that we believe will be deliverable, will have viable economic potential, and may be publicly disseminated without adversely affecting our competitive position. The core of our product and service offerings will be built around our patents and proprietary encryption technology. We believe that we have developed a highly secure data protection technology, which has received a validation certificate from the National Institute of Standards and Technology (NIST).

We have focused our product development efforts on the commercial application of our technology by advancing what we call a Software Development Kit, or “SDK.” We believe that our product development efforts have advanced our technology to be ready for commercial application, in the form of products we have named Sentinel, Armor, and Shield. We intend to make these products available to our future licensees through our SDK.

In the past, we have primarily marketed our products through indirect sales efforts. We are currently developing new products and services designed for direct sales to customers, rather than sales through third parties.

On February 14, 2022, we announced the launch of Cipherloc Enclave, our first internally developed product. Cipherloc Enclave is a micro-segmentation product designed as an easy-to-use platform designed for organizations that are seeking to control communication between devices and fully encrypt traffic between those devices. Enclave is designed to provide a simple and cost-effective solution, as compared to current complex cost-prohibitive solutions, which we believe require technical personnel to operate. Cipherloc Enclave is designed to make micro-segmentation available to everyone at a low cost, and with minimum technical administration.

Cipherloc’s Enclave platform will be available through a free plan or a fee per user plan, designed to fit the needs of the two types of end users of the platform. The free tier will give individuals the ability to use the platform for hobby and educational purposes. The paid tier will focus on business users, allowing them to have a more private experience that addresses security and optimization gaps that many companies face in today’s ever-changing technology environment.

We have six patents related to our core technology, which expire between 2034 and 2037.

Results of Operations

Three Months Ended December 31, 2021 Versus Three Months Ended December 31, 2020

Comparison of Results

Our revenue decreased to zero for the three months ended December 31, 2021, from $8,750 for the three months ended December 31, 2020. This decrease was due to our having no new invoicing activity taking place in the reporting period. Neither of our current licensees generated any licensing revenue during the period.

Our general and administrative expenses were $469,016 and $661,692, respectively, for the three months ended December 31, 2021, and 2020. General and administrative expenses decreased in fiscal 2021, primarily as a result of $140,000 in accrued board fees in fiscal 2020 that did not occur in fiscal 2021, a decrease in legal expenses of $82,486 as a result of the settlement of various litigations matters in 2020, and a decrease in rent of $37,779, which was partially offset by an increase of $45,000 in amortization of deferred costs related to the private placement fees paid to the placement agent for a private placement of shares of our common stock in March and April 2021.

Our sales and marketing expenses were $53,393 and $25,000, respectively, for the three months ended December 31, 2021, and 2020. Sales and marketing expenses increased in fiscal 2021 due to new costs incurred for brand and website marketing and business development consulting.

Our research and development expenses were $129,639 and $121,793 for the three months ended December 31, 2021, and 2020, respectively. Our research and development expense increased in fiscal 2021 primarily due to personnel related costs.

We had a net loss of $652,048, or $0.01 per share, for the three months ended December 31, 2021, compared to a net loss of $799,735, or $0.03 per share, for the three months ended December 31, 2020. The year-over-year decrease in net loss for the three months ended December 31, 2021 was primarily due to a decrease in operating expenses.

Liquidity and Capital Resources

We had an accumulated deficit of $72,182,939 as of December 31, 2021. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations. On December 31, 2021, we had cash of $5,071,588, primarily from the proceeds of the private placement of shares of our common stock in March and April 2021 for $0.18 per share.

We had working capital of $4,171,607 as of December 31, 2021, compared to working capital of $4,756,094 as of September 30, 2021.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	December,
	2021	2020
Net cash provided by (used in):
Operating activities	$(712,406)	$(629,963)
Investing activities	$—	$—
Financing activities	$—	$(50,000)

Operating Activities

We used cash in operating activities in the amounts of $712,406 and $629,963 for the three months ended December 31, 2021, and 2020, respectively. Our uses of cash during the three months ended December 31, 2021, were mainly attributable to a net loss of $652,048, which was partially offset by $45,000 in amortization of deferred costs, $22,561 in stock compensation expense, and an increase in our net operating assets and liabilities of $127,919. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $198,921, which was partially offset by a decrease in prepaid and other assets of $71,002.

Our uses of cash during the quarter ended December 31, 2020, were attributable to a net loss of $799,735, which was partially offset by a non-cash stock compensation expense of $41,025 and a decrease in net operating assets and liabilities of $128,747. The decrease in our net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $136,392, which was partially offset by an increase in accounts payable and accrued liabilities of $7,645.

Investing Activities

Cash used in investing activities was zero and zero for the three months ended December 31, 2021, and 2020, respectively. The cash used in financing activities was in relation to the settlement of a lawsuit in which we paid $50,000 in exchange for the return of 1,000,000 shares of our Series A Preferred Stock and 127,500 shares of our common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined under applicable SEC rules, during the periods presented, nor do we currently have any such arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Part II - Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 5 – Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries, or other finders of fact, that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Commission on December 21, 20210 (the “Form 10-K”), under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2021, and from the period from September 30, 2021, to the filing date of this Report, which have not previously been disclosed in the Company’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

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

Cipherloc Corporation

Date: February 14, 2022	By:	/s/ David Chasteen
David Chasteen
Chief Executive Officer (Principal Executive Officer)

Cipherloc Corporation

Date: February 14, 2022	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

