Form 10-Q
period 2022-03-31
CIPHERLOC Corp
filed 2022-05-13
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 87,560,647 shares of common stock outstanding.

CIPHERLOC CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED March 31, 2022 and 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIPHERLOC CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(UNAUDITED)
ASSETS
Current assets
Cash	$4,390,059	$5,783,994
Deferred costs	180,000	180,000
Prepaid expenses	143,208	279,832
Total current assets	4,713,267	6,243,826

Deferred costs	420,000	510,000
Total assets	$5,133,267	$6,753,826

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$433,710	$1,462,732
Accrued compensation	—	25,000
Total current liabilities	433,710	1,487,732

Total liabilities	433,710	1,487,732

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 681,000,000 shares authorized; 87,560,647 and 82,927,311 shares outstanding; and 100,975,461 and 96,342,125 issued as of March 31, 2022, and September 30, 2021, respectively	100,975	96,342
Treasury stock, at cost, 13,414,814 and 13,414,814 shares as of March 31, 2022, and September 30, 2021, respectively	(590,000)	(590,000)
Additional paid-in capital	78,171,578	77,290,643
Accumulated deficit	(72,982,996)	(71,530,891)
Total stockholders’ equity	4,699,557	5,266,094
Total liabilities and stockholders’ equity	$5,133,267	$6,753,826

See accompanying notes to these unaudited condensed financial statements.

CIPHERLOC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues	$251	$6,667	$251	$15,417
Cost of revenues	—	—	—	—
Gross profit	251	6,667	251	15,417

Operating expenses
General and administrative	607,014	889,172	1,076,030	1,550,864
Selling and marketing	52,375	31,250	105,768	56,250
Research and development	140,919	175,083	270,558	296,876
Total operating expenses	800,308	1,095,505	1,452,356	1,903,990
Operating loss	(800,057)	(1,088,838)	(1,452,105)	(1,888,573)

Net loss	$(800,057)	$(1,088,838)	$(1,452,105)	$(1,888,573)

Net loss per common share – basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.07)

Weighted average common shares outstanding – basic and diluted	84,993,489	27,774,609	83,949,047	27,574,365

See accompanying notes to these unaudited condensed financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,452,105)	$(1,888,573)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	90,000	—
Stock-based compensation	51,568	79,655
Changes in operating assets and liabilities:
Prepaid expenses and other	136,624	342,544
Accounts payable and accrued liabilities	(220,022)	374,091
Accrued compensation	—	208,750
Deferred revenue	—	(15,417)
Net cash used in operating activities	(1,393,935)	(898,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(40,000)
Purchase of preferred stock	—	(10,000)
Proceeds from the issuance of common stock, net of costs	—	5,497,964
Net cash provided by financing activities	—	5,447,964

(DECREASE) INCREASE IN CASH	(1,393,935)	4,549,014
CASH, BEGINNING OF PERIOD	5,783,994	1,079,839
CASH, END OF PERIOD	$4,390,059	$5,628,853

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services, previously in accrued expenses	$834,000	$—

See accompanying notes to these unaudited condensed financial statements.

CIPHERLOC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Six Months ended March 31, 2022	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2021	96,342,125	$96,342	$(590,000)	$77,290,643	$(71,530,891)	$5,266,094
Options issued to directors & employees	—	—	—	51,568	—	51,568
Shares issued for services	4,633,336	4,633	—	829,367	—	834,000
Net loss	—	—		—	(1,452,105)	$(1,452,105)
Balance at March 31, 2022	100,975,461	$100,975	$(590,000)	$78,171,578	$(72,982,996)	$4,699,557

	Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Three Months ended March 31, 2022,	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2021	96,342,125	$96,342	$(590,000)	$77,313,204	$(72,182,939)	$4,636,607
Options issued to directors & employees	—	—	—	29,007	—	29,007
Shares issued for services	4,633,336	4,633	—	829,367	—	834,000
Net loss	—	—		—	(800,057)	$(800,057)
Balance at March 31, 2022	100,975,461	$100,975	$(590,000)	$78,171,578	$(72,982,996)	$4,699,557

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Six Months ended March 31, 2021	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2020	1,000,000	$10,000	40,792,510	$40,792	$(550,000)	$68,787,854	$(68,426,608)	$(137,962)
Options issued to directors & employees	—	—	—	—	—	79,655	—	79,655
Preferred and treasury shares acquired	(1,000,000)	(10,000)	—	—	(40,000)	—	—	(50,000)
Issuance of common stock, net of issuance costs	—	—	35,757,942	35,758	—	5,462,206	—	5,497,964
Net loss	—	—	—	—	—	—	(1,888,573)	$(1,888,573)
Balance at March 31, 2021	—	$—	76,550,452	$76,550	$(590,000)	$74,329,715	$(70,315,181)	$3,501,084

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Three Months ended March 31, 2021,	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	40,792,510	$40,792	$(590,000)	$68,828,879	$(69,226,343)	$(946,672)
Options issued to directors & employees	—	—	—	—		38,630	—	38,630
Issuance of common stock, net of issuance costs	—	—	35,757,942	35,758	—	5,462,206	—	5,497,964
Net loss	—	—	—	—		—	(1,088,838)	$(1,088,838)
Balance at March 31, 2021	—	$—	76,550,452	$76,550	$(590,000)	$74,329,715	$(70,315,181)	$3,501,084

See accompanying notes to these unaudited condensed financial statements.

CIPHERLOC CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022, AND 2021

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

The Company’s headquarters is located at 6836 Bee Cave Road, Building 1, Suite279, Austin, Texas 78746. The Company’s website is www.cipherloc.net.

NOTE 2 - BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying interim unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the Company’s opinion, it has included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.

The Company’s operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2022. The Company has omitted notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended September 30, 2021. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2021, included within the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with U.S. GAAP. Significant accounting policies are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. At March 31, 2022, the Company’s cash included cash on hand and cash in the bank. The balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of March 31, 2022, $4,140,059 of the Company’s cash balance was uninsured. The Company has not experienced any losses of uninsured cash.

Basic and Diluted Net Loss per Common Share

The Company’s computes its basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting that number by the amount of time that the applicable shares were outstanding. Diluted earnings per share reflects the potential dilution that could occur if vested stock options, warrants, and other commitments of the Company to issue common stock were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. As of March 31, 2022, the Company had no shares of preferred stock outstanding.

The Company’s diluted loss per share was the same as basic loss per share for the periods in which the Company incurred net losses since the inclusion of potential common stock equivalents would be anti-dilutive due to the net loss. For the three and six month periods ended March 31, 2022, the Company excluded warrants to purchase 79,461,481 shares of its common stock, and 2,000,001 shares of its common stock issued pursuant to restricted stock units from the calculation of diluted loss per share because the effect would be anti-dilutive. During the three and six months ended March 31, 2021, the Company excluded warrants to purchase 60,364,253 shares of common stock and stock options to purchase 699,999 shares of common stock from the calculation of diluted loss per share because their effect would be anti-dilutive .

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. The research and development expenses incurred by the Company for the three months ended March 31, 2022 and 2021 were $140,919 and $175,083, respectively which is a 19.5% decrease. The research and development costs incurred by the Company for the six months ended March 31, 2022 and 2021 were $270,558 and $296,876, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers,” and a series of amendments, issued by the Financial Accounting Standards Board (“FASB”).

Central to the Company’s revenue recognition guidance is a five-step revenue recognition model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue.

The Company accounts for a promise to provide a customer with a right to access the Company’s intellectual property as a performance obligation satisfied over time, because the customer will simultaneously receive and consume the benefit from access to the Company’s intellectual property as the performance occurs.

Software License Agreements

During the fiscal year ended September 30, 2019, the Company entered into an agreement with SoundFi LLC (“SoundFi”). The SoundFi agreement provides for a one-year term that automatically renews for subsequent one-year periods unless otherwise terminated by either party. The Company received a payment of $25,000 from SoundFi during the fiscal year ended September 30, 2020. However, the Company has not yet received any payments from SoundFi in the current fiscal year and is uncertain if there will be any such payments.

The Company executed a software licensing agreement with Castle Shield Holdings, LLC (“Castle Shield”) during the fiscal year ended September 30, 2020. That agreement includes an auto-renewing annual term. The Company received a $10,000 payment from Castle Shield during the fiscal year ended September 30, 2020, but did not receive any payments from Castle Shield during the fiscal year ended September 30, 2021. However, the Company did receive payments totaling $15,417 from Castle Shield during the six months ended March 31, 2021. The Company recognized $251 in licensing revenues from Castle Shield during the six months ended March 31, 2022.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 on October 1, 2021, and the adoption of this update did not have a material impact on the Company’s financial position, results of operations and cash flows.

In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company adopted this guidance on October 1, 2021, and the adoption of this update did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

[In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies, as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on October 1, 2021, and the adoption of this update did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 4– COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently not involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

In December 2017, Robert LeBlanc filed a petition against the Company and Michael De La Garza, the Company’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 18-0005). Mr. LeBlanc claims that he is a former consultant, employee, and/or officer of the Company, Mr. LeBlanc’s petition (which has been amended) alleges causes of action against the Company for alleged violation of the Texas Securities Act, common law fraud against Mr. De La Garza; breach of fiduciary duty against Mr. De La Garza; breach of contract; as well as declaratory relief. Mr. LeBlanc seeks damages exceeding $1,000,000, but less than $10,000,000. The Company believes that Mr. LeBlanc was fully compensated for his services, and that his claims are without merit. Mr. LeBlanc is also asserting a claim of partial ownership of certain of the Company’s patents, which the Company believes is without merit. The Company believes it has meritorious defenses to Mr. LeBlanc’s allegations, and the Company intends to continue to vigorously defend against the litigation.

In April 2020, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of the Company, and certain other plaintiffs filed a lawsuit against the Company and Michael De La Garza, the Company’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required the Company pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as requests for declaratory relief. Damages sought exceed $1,000,000. The Company believes it has made all required payments and delivered the stock to the plaintiffs. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

Leases

As of March 31, 2022, the Company had no financial obligations for facility lease agreements, except as set forth below.

Prior to December 1, 2021, Tom Wilkinson, the Company’s Chairman of the Board of Directors, provided the Company with the use of office space that he rents, located at 6836 Bee Caves Road, Building 1, Suite 279, Austin, TX 78746, for its corporate headquarters. As of December 1, 2021, the Company entered into a month-to-month lease agreement for this office space with Nolen & Associates, under which the Company pays Nolen & Associates $500 per month in rent.

The Company’s rent expense totaled $1,641 and $2,141 for the three and six months ended March 31, 2022, and $97,910 and $136,188 for the three and six months ended March 31, 2021, respectively.

NOTE 5 – DEBT

On April 6, 2020, to supplement its cash balances, the Company submitted an application for a $365,430 loan under the Paycheck Protection Program (“PPP”) sponsored by the U.S. Small Business Administration (the “SBA Loan”). On April 12, 2020, the SBA Loan application was approved, and the Company received the loan proceeds on April 22, 2020. The SBA Loan had an interest rate of 1% and was scheduled to mature on April 12, 2022.

On January 29, 2021, the Company filed for partial forgiveness of $192,052 of the SBA Loan, which was approved on June 11, 2021. The Company’s reductions in staff that occurred in 2020 prevented the Company from qualifying for full forgiveness of the principal balance of the SBA Loan.

On April 15, 2021, the Company placed the full $365,430 principal balance of the SBA Loan, plus an additional $1,000, in an escrow account. Upon approval of the partial SBA Loan forgiveness, the Company paid the remaining balance of the SBA Loan, using funds in the escrow account. The Company transferred the remaining balance of the escrow account to the Company’s operating account. As a result, the balance of the SBA Loan was $0 as of September 30, 2021.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company’s certificate of incorporation authorizes the issuance of up to 681,000,000 shares of common stock and 10,000,000 shares of Series A convertible preferred stock, each with a par value of $0.001 per share. As of March 31, 2022, the Company had 87,560,647 shares of common stock, and no shares of preferred stock, outstanding.

Common Stock

During the six months ended March 31, 2022, the Company issued 4,633,336 shares of its common stock as set forth below. No preferred stock has been issued during this six-month period.

Beginning with the last quarter of the Company’s fiscal year ended September 30, 2021, the Company’s Board of Directors elected to receive one-half of the members’ quarterly compensation in shares of the Company’s common stock, instead of cash. At its April 2021 meeting, the Board of Directors also approved a one-time award of 100,000 shares of common stock to each director, subject to approval of the Company’s new Equity Incentive Compensation Plan by its stockholders. That approval was received at the Company’s annual meeting of stockholders in September 2021. As a result, the Company’s directors have received a total of 633,336 shares of the Company’s common stock through the one-time grant and three quarterly compensation payments discussed above. The Company issued the shares for the one-time awards and the fiscal year 2021 fourth quarter awards, totaling 411,112 shares, on January 13, 2022. The Company issued the shares for the fiscal year 2022 first quarter awards totaling 111,112 on January 31, 2022, and shares for the second quarter awards totaling 111,112 on March 28, 2022.

On July 23, 2021, the Company entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). Pursuant to that agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities and (g) render other financial advisory services as may be reasonably requested by the Company. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for the services provided by Paulson under the agreement, on March 20, 2022, the Company issued a total of 4,000,000 shares of the Company’s common stock to Paulson and three of its employees. This was valued at $720,000 at the date of the consulting agreement. The contract amount was capitalized as deferred contract costs and is being amortized to expense straight-line over the 4- year service period.

Restricted Common Stock Units

On October 22, 2021, the Company entered into restricted stock unit award agreements with four employees and one contractor. The Company granted a total of 2,000,001 shares of restricted stock to these individuals. The restricted stock awards vest in three equal tranches on the next three anniversaries of the date of the applicable awards. The value of the shares of restricted stock was $260,000, based upon the then current market price of the Company’s common stock of $0.13 per share on the grant date. For the six months ended March 31, 2022, the Company recorded $51,568 in stock compensation expense related to these agreements.

NOTE 7 – SUBSEQUENT EVENTS

The Company does not have any subsequent events to report as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and elsewhere in this Current Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Through a licensing program, we have offered our customers the right to use our Polymorphic Encryption Core, (“PEC”), which is a secure, advanced polymorphic data-in-motion product. Recently, one licensee, Castle Shield, began to report early-stage product sales from its software tools that contain our PEC.

To supplement the legacy licensing program, we are building our own applications that we intend to sell directly to enterprises and managed security service providers (“MSSP”). On February 14, 2022, we announced the launch of Cipherloc Enclave, our first internally developed product, through a press release and the filing of a Current Report on Form 8-K.

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

We anticipate that our operating expenses for the next twelve months will require between $2.0 and $2.7 million of cash, which will come from the net proceeds we received from a private placement of our securities held between March 31, 2021, and April 16, 2021. We intend to manage our business such that our current cash reserves will allow us to reach positive cash flow from our operations, but we cannot assure you that will occur. Our proposed approach to managing our cash will initially emphasize demonstrating our products’ capabilities with early adopters of Cipherloc Enclave. We will follow those efforts with using our remaining cash to scale all of our functional areas, including product development, marketing, sales, customer support, and administration.

We intend to focus our product development efforts on building new software and services to work with our existing core technology, while continuing to support our existing licensees. These efforts will require more personnel, as well as more infrastructure. We expect the increase in product development activities will require approximately $600,000 of our cash over the next 12 months. We plan to build the infrastructure we need to perform these new functions on modern technology, with scale and reliability. We plan to utilize cloud services to provide our customers with an interface that modern software provides, but also an ease of use that we believe encryption technologies desperately need. We believe that, if we are able to build our infrastructure, as described above, we will have a competitive advantage over most other participants in our market.

We intend to have our sales and marketing efforts emphasize qualified lead generation, using very focused industry messaging and engagement. We plan to participate in relevant cybersecurity and quantum computing industry events. We have also formed a board of advisors designed to help us identify the correct product focus areas and market segmentation. This board of advisors includes professionals from cybersecurity, technology business development and software marketing. We estimate that the expenses we will incur for sales and marketing during the next fiscal year will range between $600,000 and $800,000.

We expect that we will have to increase administrative costs if we are successful in generating revenue and need to hire additional employees. Our administrative resources will have to be increased according to our demand to support our employees, increase accounting capacities, and expand our reporting and compliance capabilities. We expect that we will need additional personnel in our accounting and human resources functions to support these expected staff additions. We also plan to add software tools to help us manage our internal processes.

We expect that we will need to add customer support teams if and when potential customers adopt each of our product offerings. We project the costs of customer support for our fiscal year 2022 will likely range from $100,000 to $300,000. We believe that these funds will be used primarily for salaries and technology to support these efforts. These expenses will be reported as part of our cost of goods sold.

Results of Operations

Three and Six Months Ended March 31, 2022, Versus Three and Six Months Ended March 31, 2021

Comparison of Results

Our revenue decreased to $251 for the three months ended March 31, 2022, from $6,667 for the three months ended March 31, 2021. This decrease was due to lower licensee revenue for the period compared to the prior fiscal year. Our revenue decreased from $15,417 for the six months ended March 31, 2021 to $251 for the six months ended March 31, 2022, primarily due to low licensing activity taking place during the six months ended March 31, 2022.

Our general and administrative expenses were $607,014 and $889,172, respectively, for the three months ended March 31, 2022, and 2021. General and administrative expenses decreased in fiscal 2022, primarily as a result of (i) $108,711 in headcount related costs, including payroll and travel costs (ii) a decrease in professional fees of $106,941, (iii) a decrease in rent expenses of $96,268, and, (iv) a decrease in legal of $81,384 as a result of the settlement of various litigations matters during 2021. The decrease in general and administrative expenses was partially offset by an increase of $45,000 in amortization of deferred costs related to the private placement fees we paid to the placement agent of the private placement of shares of our common stock in March and April of 2021 and increase in other expenses of $46,146 and an increase in board fees of $20,000.

Our general and administrative expenses were $1,076,030 and $1,550,864 for the six months ended March 31, 2022, and 2021, respectively. The decrease in general and administrative expenses in 2022 was primarily due to (i) a decrease in legal expenses of $163,870, (ii) a decrease in rent of $134,047, (iii) a decrease in professional fees of $127,067, (iv) a decrease in board fees of $120,000, and, (v) a decrease in headcount related costs, including payroll and travel costs, of $94,814, due to bonus payouts in the prior fiscal year. The decrease in general and administrative expenses were partially offset by an increase of $90,000 in amortization of deferred costs related to the private placement fees we paid to the placement agent of the private placement of shares of our common stock in March and April of 2021 and increases in other expenses of $75,144.

Our sales and marketing expenses were $52,375 and $31,250 for the three months ended March 31, 2022, and 2021, respectively. Our sales and marketing expenses increased in fiscal 2022 by $37,500 related to the sales consultant expense and $14,875 brand and website marketing costs, partially offset by a $31,250 decrease in headcount expense related to sales employees in 2021.

Our selling and marketing expenses were $105,768 and $56,250 for the six months ended March 31, 2022, and 2021, respectively. Our sales and marketing expenses increased in fiscal 2022 primarily as a result of (i) an increase in consultant expense of $75,000, and (ii) an increase in marketing related costs of $29,750, partially offset by a $55,232 decrease in headcount related costs incurred during 2021.

Our research and development expenses were $140,919 and $175,083 for the three months ended March 31, 2022, and 2021, respectively. Our research and development expense increased in fiscal 2021 primarily due to personnel related costs.

Our research and development expenses were $270,558 and $296,876 for the six months ended March 31, 2022 and 2021, respectively. Our research and development expenses decreased for the six-month period ended March 31, 2022 primarily as a result of a decrease in consulting related costs of $72,254, partially offset by an increase in payroll related expense of $45,937, both of which were the result of the spending reductions we initiated during the prior fiscal year.

We had a net loss of $800,057, or $0.01 per share, for the three months ended March 31, 2022, compared to a net loss of $1,088,838, or $0.04 per share, for the three months ended March 31, 2021. The year-over-year decrease in the net loss for the three months ended March 31, 2022, was primarily due to a decrease in operating expenses from the prior fiscal year. For the six months ended March 31, 2022, we had a net loss of $1,452,105, or $0.02 per share, compared to a net loss of $1,888,573 or $0.07 per share, for the six months ended March 31, 2021.

Liquidity and Capital Resources

We had an accumulated deficit of $72,982,996 as of March 31, 2022. We expect to incur expenses and generate continued operating losses until we can generate revenues sufficient to cover our expected ongoing expenses. On March 31, 2022, we had cash of $4,390,059, primarily representing proceeds of the private placement of shares of our common stock in March and April 2021.

As of March 31, 2022, we had working capital of $4,279,557, compared to working capital of $4,756,094 as of September 30, 2021.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	March,
	2022	2021
Net cash provided by (used in):
Operating activities	$(1,393,935)	$(898,950)
Investing activities	$—	$—
Financing activities	$—	$5,447,964

Operating Activities

We used cash in operating activities in the amounts of $1,393,935 and $898,950 for the six months ended March 31, 2022, and March 31, 2021, respectively. Our uses of cash during the six months ended March 31, 2022, were mainly attributable to a net loss of $1,452,105, which was partially offset by $90,000 in amortization of deferred costs, $51,568 in stock compensation expense, and an increase in our net operating assets and liabilities of $83,398. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $220,022, which was partially offset by a decrease in prepaid and other assets of $136,624.

Cash used in operating activities was $898,950 for the six months ended March 31, 2021. The uses of cash during the quarter ended March 31, 2021, were attributable to a net loss of $1,888,573, which was offset by a non-cash stock compensation expense of $79,655 and a decrease in net operating assets and liabilities of $909,968. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $342,544 and an increase in accounts payable and accrued liabilities of $582,841, partially offset by a decrease in deferred revenue of $15,417.

Investing Activities

We had no cash used in investing activities for either of the six months ended March 31, 2022, or March 31, 2021.

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

See Note 4 of the unaudited financial statements included in “Part I—Item 1. Financial Statements,” above, for a discussion of our significant accounting policies.

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

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference into, this “Part II - Item 1. Legal Proceedings” from “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 5 – Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries or other finders of fact, which are not in accord with our evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of our expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Commission on December 21, 2021 (the “Form 10-K”), under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities of the Company during the quarter ended March 31, 2022, and from the period from September 30, 2021 to the filing date of this report, which have not previously been disclosed in the Company’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

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

Cipherloc Corporation

Date: May 13, 2022	By:	/s/ David Chasteen
David Chasteen
Chief Executive Officer (Principal Executive Officer)

Cipherloc Corporation

Date: May 13, 2022	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

