Form 10-Q
period 2022-06-30
SideChannel, Inc.
filed 2022-08-15
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File No. 000-28745

SideChannel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0837077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6836 Bee Cave Rd, Bldg. 1, S#279 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

(508) 925-0114

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

Yes ☐ No ☒

As of August 12, 2022, the registrant had 148,445,832 shares of common stock outstanding.

SIDECHANNEL, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 and 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$3,588,912	$5,783,994
Deferred costs	180,000	180,000
Prepaid expenses	28,187	279,832
Total current assets	3,797,099	6,243,826

Deferred costs	375,000	510,000
Total assets	$4,172,099	$6,753,826

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$611,723	$1,462,732
Accrued compensation	175,000	25,000
Total current liabilities	786,723	1,487,732

Total liabilities	786,723	1,487,732

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 681,000,000 shares authorized; 88,445,832 and 82,927,311 shares outstanding; and 101,860,646 and 96,342,125 issued as of June 30, 2022, and September 30, 2021, respectively	101,860	96,342
Treasury stock, at cost, 13,414,814 and 13,414,814 shares as of June 30, 2022 and September 30, 2021, respectively	(590,000)	(590,000)
Additional paid-in capital	78,237,430	77,290,643
Accumulated deficit	(74,363,914)	(71,530,891)
Total stockholders’ equity	3,385,376	5,266,094
Total liabilities and stockholders’ equity	$4,172,099	$6,753,826

See accompanying notes to these unaudited condensed financial statements.

SIDECHANNEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$198	$—	$449	$15,417
Cost of revenues	—	—	—	—
Gross profit	198	—	449	15,417

Operating expenses
General and administrative	1,107,310	197,534	2,183,340	1,748,398
Selling and marketing	82,548	—	188,316	56,250
Research and development	191,258	169,098	461,816	465,974
Total operating expenses	1,381,116	366,632	2,833,472	2,270,622
Operating loss	(1,380,918)	(366,632)	(2,833,023)	(2,255,205)

Other income (expense)
Miscellaneous income	—	192,052	—	192,052
Interest expense	—	(1,000)	—	(1,000)
Net loss	$(1,380,918)	$(175,580)	$(2,833,023)	$(2,064,153)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.05)

Weighted average common shares outstanding – basic and diluted	87,824,392	81,076,516	85,240,812	45,408,375

See accompanying notes to these unaudited condensed financial statements.

SIDECHANNEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,833,023)	$(2,064,153)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	135,000	—
PPP loan forgiveness	—	(192,052)
Stock-based compensation	84,305	(4,400)
Impairment loss on ROU assets (gain on early termination of operating lease)	—	(441,597)
Changes in operating assets and liabilities:
Prepaid expenses and other	251,645	450,257
Accounts payable and accrued liabilities	(8,009)	(315,842)
Accrued compensation	175,000	16,912
Deferred revenue	—	(15,417)
Net cash used in operating activities	(2,195,082)	(2,566,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(40,000)
Proceeds from PPA loan	—	—
Repayment PPA loan	—	(173,378)
Purchase of preferred stock	—	(10,000)
Proceeds from the issuance of common stock, net of costs	—	8,558,339
Net cash provided by financing activities	—	8,334,961

INCREASE (DECREASE) IN CASH	(2,195,082)	5,768,669
CASH, BEGINNING OF PERIOD	5,783,994	1,079,839
CASH, END OF PERIOD	$3,588,912	$6,848,508

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services, previously in accrued expenses	$854,000	$—
Shares issued for legal settlement expenses	$14,000	$—

See accompanying notes to these unaudited condensed financial statements.

SIDECHANNEL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Nine Months ended June 30, 2022	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2021	96,342,125	$96,342	$(590,000)	$77,290,643	$(71,530,891)	$5,266,094
Stock compensation expense	—	—	—	84,305	—	84,305
Shares issued for services	4,744,448	4,744	—	849,256	—	854,000
Shares issued for RSU vesting	574,073	574	—	(574)	—	—
Shares issued for legal settlement	200,000	200	—	13,800	—	14,000
Net loss	—	—		—	(2,833,023)	$(2,833,023)
Balance at June 30, 2022	101,860,646	$101,860	$(590,000)	$78,237,430	$(74,363,914)	$3,385,376

	Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Three Months ended June 30, 2022,	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at March 31, 2022	100,975,461	$100,975	$(590,000)	$78,171,578	$(72,982,996)	$4,699,557
Stock compensation expense	—	—	—	32,737	—	32,737
Shares issued for services	111,112	111	—	19,889	—	20,000
Shares issued for RSU vesting	574,073	574	—	(574)	—	—
Shares issued for legal settlement	200,000	200	—	13,800	—	14,000
Net loss	—	—		—	(1,380,918)	$(1,380,918)
Balance at June 30, 2022	101,860,646	$101,860	$(590,000)	$78,237,430	$(74,363,914)	$3,385,376

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Nine Months ended June 30, 2021	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at September 30, 2020	1,000,000	$10,000	40,792,510	$40,792	$(550,000)	$68,787,854	$(68,426,608)	$(137,962)
Stock compensation expense	—	—	—	—	—	(4,400)	—	(4,400)
Preferred and treasury shares acquired	(1,000,000)	(10,000)	—	—	(40,000)	—	—	(50,000)
Issuance of common stock, net of issuance costs	—	—	55,549,615	55,550	—	8,502,789	—	8,558,339
Net loss	—	—	—	—	—	—	(2,064,153)	$(2,064,153)
Balance at June 30, 2021	—	$—	96,342,125	$96,342	$(590,000)	$77,286,243	$(70,490,761)	$6,301,824

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Stockholders’
For the Three Months ended June 30, 2021,	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance at March 31, 2021	—	$—	76,550,452	$76,550	$(590,000)	$74,329,715	$(70,315,181)	$3,501,084
Stock compensation expense	—	—	—	—		(84,055)	—	(84,055)
Issuance of common stock, net of issuance costs	—	—	19,791,673	19,792	—	3,040,583	—	3,060,375
Net loss	—	—	—	—		—	(175,580)	$(175,580)
Balance at June 30, 2021	—	$—	96,342,125	$96,342	$(590,000)	$77,286,243	$(70,490,761)	$6,301,824

See accompanying notes to these unaudited condensed financial statements.

SIDECHANNEL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022, AND 2021

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

SideChannel, Inc. (the “Company” or “SideChannel”), formerly Cipherloc Corporation, was incorporated in the State of Texas on June 22, 1953, under the name “American Mortgage Company.” Effective August 27, 2014, the Company changed its name to “Cipherloc Corporation.” Effective July 5, 2022, the Company changed its name to “SideChannel, Inc.” following its acquisition of SideChannel, Inc., a Massachusetts corporation, on July 1, 2022 (See Note 7 – Subsequent Events). Prior to September 30, 2021, the Company was a Texas corporation. The Company became a Delaware corporation effective September 30, 2021.

The Company is a provider of cybersecurity services and technology to middle market companies. The Company’s website is www.sidechannel.com.

On August 2, 2022, the Company changed its ticker symbol from CLOK to SDCH.

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

The Company’s operating results for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2022. The Company has omitted notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended September 30, 2021. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2021 included within the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash includes cash on hand and cash in the bank. The balance of such accounts, at times, may exceed federally insured limits, as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of June 30, 2022, $3,338,912 of the Company’s cash balance was uninsured. The Company has not experienced any losses related to uninsured cash balances.

Basic and Diluted Net Loss per Common Share

The Company computes its basic net loss per share by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting that number by the amount of time that the applicable shares were outstanding. Diluted net loss per share reflects the potential dilution that could occur if vested stock options, warrants, and other commitments of the Company to issue shares of common stock were exercised, resulting in the issuance of additional shares of common stock that would share in the earnings of the Company. As of June 30, 2022, the Company had no shares of preferred stock outstanding.

The Company’s diluted loss per share was the same as the basic loss per share for the periods in which the Company incurred net losses since the inclusion of potential common stock equivalents would be anti-dilutive due to the Company’s net loss. For the three months and nine months ended June 30, 2022, the Company excluded from the calculation of diluted loss per share warrants to purchase 79,461,481 shares of its common stock, and 1,981,484 shares of its common stock issued pursuant to restricted stock units because the effect of including those shares would be anti-dilutive. During the three and nine months ended June 30, 2021, the Company excluded from the calculation of diluted loss per share warrants to purchase 79,461,481 shares of common stock because the effect of including those shares would be anti-dilutive.

Reclassification

The common stock and additional paid in capital line items on the balance sheet have been reclassified to be comparable to the current period’s presentation. The reclassification reflects the difference in the par value of the Company’s common stock when it was a Texas corporation, prior to September 30, 2021, and the par value of the Company’s common stock after it became a Delaware corporation, on September 30, 2021.

Research and Development Costs

The Company expenses all research and development costs, including patent and software development costs.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” including a series of amendments, issued by the Financial Accounting Standards Board (“FASB”).

Central to the Company’s revenue recognition guidance is a five-step revenue recognition model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue when the performance obligations are satisfied.

The Company accounts for a promise to provide a customer with a right to access the Company’s intellectual property as a performance obligation satisfied over time, because the customer will simultaneously receive and consume the benefit from access to the Company’s intellectual property as the performance occurs.

Software License Agreements

The Company executed a software license agreement with Castle Shield Holdings, LLC (“Castle Shield”) during the fiscal year ended September 30, 2020. That agreement includes an auto-renewing annual term. The Company did not receive any payments from Castle Shield during the fiscal year ended September 30, 2021. The Company recognized $449 in licensing revenues from Castle Shield during the nine months ended June 30, 2022.

Effect of Recently Issued Amendments to Authoritative Guidance

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 on October 1, 2021, and the adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2020, the FASB issued guidance to clarify certain interactions between the guidance to account for equity securities, the guidance to account for investments under the equity method of accounting, and the guidance to account for derivatives and hedging. The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The Company adopted this guidance on October 1, 2021, and the adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s), to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which delays the effective date of the pronouncement for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial position, results of operations or cash flows.

In November 2021, the FASB issued ASU 2021-10, Government Assistance, which provided guidance to increase the transparency of government assistance received by an entity by requiring disclosures relating to the accounting policy, nature of the assistance, and the effect of the assistance on the financial statements. The Company is required to adopt the guidance in the first quarter of its fiscal year 2023. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features in the instruments are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments will typically be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 are designed to provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. The Company adopted ASU 2020-06 on October 1, 2021, which adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4– COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently not involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

In December 2017, Robert LeBlanc filed a petition against the Company and Michael De La Garza, the Company’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 18-0005). Mr. LeBlanc sought damages against the Company exceeding $1 million, but less than $10 million. On May 19, 2022, Mr. LeBlanc entered into a joint settlement agreement with the Company, the Company’s directors and officer’s liability carrier, and Mr. De La Garza. As part of this settlement agreement, the Company paid Mr. LeBlanc $109,432 in cash and issued him 200,000 shares of the Company’s common stock in exchange for his release of the Company from all past and future liabilities associated with this matter.

In April 2020, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of the Company, and certain other plaintiffs filed a lawsuit against the Company and Michael De La Garza, the Company’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement with the Company, which Mr. Marquez claims required the Company to pay him cash and issue him shares of the Company’s stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as requests for declaratory relief. Damages sought exceed $1,000,000. The Company believes it has made all required payments and delivered all required shares of stock to the plaintiffs. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend the litigation.

Leases

As of June 30, 2022, the Company had no financial obligations for facility lease agreements, except as set forth below.

Prior to December 1, 2021, Tom Wilkinson, the Company’s Chairman of the Board, provided the Company with the use of office space that he rents, located at 6836 Bee Caves Road, Building 1, Suite 279, Austin, TX 78746, for its corporate headquarters. After December 1, 2021, the Company entered into a month-to-month lease agreement for this office space with Nolen & Associates, under which the Company pays Nolen & Associates $500 per month in rent.

The Company’s rent expense totaled $1,500 and $3,641 for the three and nine months ended June 30, 2022, and $170,265 and $306,453 for the three and nine months ended June 30, 2021, respectively.

NOTE 5 – DEBT

On April 6, 2020, the Company submitted an application for a $365,430 loan under the Paycheck Protection Program sponsored by the U.S. Small Business Administration (the “SBA Loan”). On April 12, 2020, the SBA Loan application was approved, and the Company received the loan proceeds on April 22, 2020. The SBA Loan matured on April 12, 2022.

On January 29, 2021, the Company filed for partial forgiveness of $192,052 of the SBA Loan, which was approved on June 11, 2021. The Company’s reductions in staff that occurred in 2020 prevented the Company from qualifying for forgiveness of the entire principal balance of the SBA Loan.

On April 15, 2021, the Company placed the entire $365,430 principal balance of the SBA Loan, plus an additional $1,000, into an escrow account. Upon receiving the partial forgiveness of the SBA Loan described above, the Company paid the remaining balance of the SBA Loan, using funds in the escrow account. The Company transferred the remaining balance of the escrow account to the Company’s operating account. The balance of the SBA Loan was $0 as of September 30, 2021.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company’s certificate of incorporation authorizes the issuance of up to 681,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock, each with a par value of $0.001 per share. As of June 30, 2022, the Company had 88,445,832 shares of common stock outstanding, and had no shares of preferred stock outstanding.

Common Stock

During the nine months ended June 30, 2022, the Company issued 5,518,521 shares of its common stock as described below.

Beginning with the last quarter of the Company’s fiscal year ended September 30, 2021, the Company’s board of directors elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock, instead of cash. At its meeting in April 2021, the Company’s board of directors also approved a one-time award of 100,000 shares of the Company’s common stock to each member of the board of directors, subject to the pending approval of the Company’s Equity Incentive Compensation Plan by the Company’s stockholders. The Company received that approval at the Company’s annual meeting of stockholders held in September 2021. As a result, the members of the Company’s board of directors have received a total of 744,448 shares of the Company’s common stock through the grants described above. The Company issued the shares for the one-time awards, and the fiscal year 2021 fourth quarter awards, totaling 411,112 shares, on January 13, 2022. The Company issued the remaining shares for the fiscal year 2022, totaling 111,112 shares, on each of January 31, 2022, March 28, 2022 and June 15, 2022.

On July 23, 2021, the Company entered into a four year financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). Pursuant to that agreement, at the Company’s request, Paulson provides the following services: (a) familiarizing itself with the Company’s business, assets and financial condition; (b) assisting the Company in developing strategic and financial objectives; (c) assisting the Company in increasing its exposure in the software industry; (d) assisting the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences and exploitation of reasonably available media opportunities; € identifying potentially attractive merger and acquisition opportunities; (f) reviewing possible innovative financing opportunities and (g) rendering other financial advisory services as may be reasonably requested by the Company. The Paulson agreement may be terminated prior to the end of the four year term by either party, as provided in the agreement with Paulson. As compensation for the services provided by Paulson under the agreement, on March 20, 2022, the Company issued to Paulson and three of its employees a total of 4,000,000 shares of the Company’s common stock. The shares of common stock issued to Paulson and its employees were valued at $720,000 as of the date of the consulting agreement. The Company capitalized the value of the common shares issued to Paulson as deferred contract costs, which the Company is amortizing to expense straight-line over the four year contract term.

On June 1, 2022, the Company issued a total of 574,073 shares of the Company’s common stock to four employees pursuant to the vesting of restricted stock units held by those employees.

On June 6, 2022, the Company entered into the mediated settlement agreement with Robert LeBlanc described above. Pursuant to that agreement, the Company issued a total of 200,000 shares of the Company’s common stock to Mr. LeBlanc.

Restricted Common Stock Units

On October 22, 2021, the Company entered into restricted stock unit award agreements with four employees and one contractor. Under those agreements, the Company granted a total of 2,000,001 shares of restricted stock. The restricted stock unit awards vest in three equal tranches on the next three anniversaries of the date of the applicable award agreements. The value of the issued shares of restricted stock was $260,000, based upon the $0.13 per share market price of the Company’s common stock on the date of grant.

On June 1, 2022, the Company entered into restricted stock unit award agreements with two employees. Under those agreements, the Company granted a total of 555,556 shares of restricted stock. The granted restricted stock vests in three equal tranches on the next three anniversaries of the date of the applicable award agreements. The value of the granted restricted stock was $53,889, based upon the $0.10 per share market price of the Company’s common stock on the date of grant. For the nine months ended June 30, 2022, the Company recorded $84,305 in stock compensation expense related to the restricted unit award agreements described above.

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2022 (the “Closing Date”), the Company completed its acquisition of all of the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation (the “Subsidiary”), in exchange for shares of the Company’s equity securities (the “Acquisition”), pursuant to an Equity Securities Purchase Agreement, dated May 16, 2022 (the “Purchase Agreement”). The Acquisition was previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2022.

Pursuant to the Purchase Agreement, on the Closing Date, the former shareholders of the Subsidiary (the “Sellers”) exchanged all of their equity securities in the Subsidiary for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). The Sellers are entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares” and together with the First Tranche Shares and the Series A Preferred Stock, the “Shares”) at such time that the operations of the Subsidiary, as a subsidiary of the Company, achieves at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement.

On the Closing Date, the Sellers acquired approximately 40.4% of the Company’s outstanding common stock. If the Subsidiary achieves the Milestone, and the Sellers are issued the Second Tranche Shares, and assuming that there is no other change in the number of shares outstanding prior to the issuance of the Second Tranche Shares, the Sellers will hold a total of approximately 57.5% of the Company’s outstanding common stock. The number of the Second Tranche Shares may be reduced or increased, based upon whether the Subsidiary’s working capital as of the Closing Date was less than or more than zero. The number of the Second Tranche Shares may also be subject to adjustment based upon any successful indemnification claims made by the Company pursuant to the Purchase Agreement.

The Shares are subject to a Lock-Up/Leak-Out Agreement, pursuant to which, subject to certain exceptions, the Sellers may not directly or indirectly offer to sell, or otherwise transfer, any of the Shares for twenty-four months after the Closing Date without the prior written consent of the Company. Notwithstanding the foregoing, pursuant to the Lock-Up/Leak-Out Agreement, each of the Sellers may sell up to 20% of their Shares beginning twelve months after the Closing Date, and the remaining 80% of their shares of Common Stock beginning twenty-four months after the Closing Date. The Company is currently performing a formal valuation of the acquisition, including an analysis of any purchase price adjustments, and a review of the assts and liabilities acquired to determine appropriate fair values.

On July 1, 2022, Sammy Davis and David Chasteen resigned from the Company’s Board of Directors (the “Board”). On that same date, the Board appointed Deborah MacConnel and Kevin Powers to fill the vacancies resulting from those resignations. On that same date, the Board expanded the number of members of the Board by two members and approved the appointments of Brian Haugli and Hugh Regan to fill the vacancies caused by the expansion, to be effective on July 19, 2022. Ms. MacConnel, Mr. Powers, and Mr. Regan are considered independent directors. As of July 19, 2022, the total number of members of the Board was six (6), including four (4) independent directors.

On July 1, 2022, the Board appointed Brian Haugli to the position of Chief Executive Officer of the Company, following the resignation of David Chasteen from that position. Mr. Chasteen assumed the role of Executive Vice President of the Company on that same date.

On July 1, 2022, the Board approved the Company’s entry into restricted stock unit award agreements with two employees and five members of the Board. Under those agreements, the Company granted a total of 2,705,556 shares of restricted stock. The restricted stock awards vest in three equal tranches on the next three anniversaries of the date of the applicable awards. The total value of the shares of restricted stock awarded was $270,556, based upon the market price of $0.10 per share of the Company’s common stock on the grant date.

On July 5, 2022, the Company filed a Schedule 14-F Information Statement with the Securities and Exchange Commission disclosing the change in the majority of the members of the Board.

On July 5, 2022, the Company changed its name to SideChannel, Inc., the same name as the Subsidiary The Company is in the process of changing the name of the Subsidiary.

On August 2, 2022 the Company changed its ticker symbol from CLOK to SDCH.

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

Overview

With our acquisition of SideChannel, Inc., a Massachusetts corporation, on July 1, 2022, we expanded our capabilities to include providing cybersecurity programs to mid-market companies, which are designed to help those companies protect their assets. With the additional of SideChannel, we now employ what we believe to be among the market’s most skilled and experienced talent to help our clients to improve their defenses against cybercrime. With the SideChannel acquisition, we now have over 20 C-suite level information security officers, who possess combined experience of over 400 years in the industry. To date, SideChannel has created over 50 multi-layered cybersecurity programs for its clients.

Our mission is to make cybersecurity easy and accessible for mid-market companies, a market that we believe is currently underserved. We believe that our cybersecurity offerings will identify and develop cybersecurity, privacy and risk management solutions for our customers. We anticipate that our target customers will continue to need cost effective security solutions. We intend to provide more tech-enabled services to address the needs of our customers, including third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

We believe that our customers, and prospective customers, in the mid-market will favor our approach, as it provides them with an efficient way to work with a single vendor to manage and oversee their cybersecurity programs. We also believe that our approach will reduce our customers’ overall security costs and streamline their ability to increase their sales, reduce regulatory risks and monitor their risk posture.

We believe that we provide a full range of cybersecurity solutions through our in-house delivery capabilities, and through our network of subcontractors. We work with our clients to help them select the right cybersecurity tools, products, and solutions. We believe that our use of subcontractors allows us to quickly move directly into implementation of projects, which we believe reduces the risk to our customer. Our subcontractors also provide us with sales leads and referrals, and may resell our services to their own client base. We believe that this allows us to maximize our sales efforts, reduce expense of sales, and gain new customers.

Prior to our acquisition of SideChannel, we offered our customers a license to use our Polymorphic Encryption Core (“PEC”), which is a secure, advanced polymorphic data-in-motion product. Recently, one licensee, Castle Shield, began to report early-stage product sales from its software tools that contain our PEC.

To supplement our legacy licensing program, we are building our own applications that we intend to sell directly to enterprises and managed security service providers. On February 14, 2022, we announced the launch of Enclave, our first internally developed product.

Enclave is a product designed to be an easy-to-use platform for organizations that are seeking to control communication between devices; and to fully encrypt traffic between those devices. Enclave is designed to provide a simple and cost-effective solution for multiple devices, as compared to current complex cost-prohibitive solutions, which we believe require technical personnel to operate. Enclave is designed to make micro-segmentation available to everyone at a low cost, and with minimum technical administration.

The Enclave platform is available through a free plan or a fee per user plan, designed to fit the needs of the two types of end users of the platform. The free plan will give individual users the ability to use the platform for hobby and educational purposes. The fee per user plan will focus on business users, allowing them to have a more private experience that addresses security and optimization gaps that we believe many companies face in today’s ever-changing technology environment.

We anticipate that we will need between $2.0 million and $2.7 million of cash to cover our operating expenses for the next twelve months. We expect to cover those expenses with the net proceeds we received from a private placement of our securities in the first quarter of our fiscal year 2021. We further anticipate that the SideChannel acquisition may mitigate or reduce our use of cash for operating expenses. We intend to manage our business such that our current cash reserves will be sufficient to allow us to reach positive cash flow from our operations, but we cannot assure you that will occur.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Our revenue was $198 for the three months ended June 30, 2022, compared to zero revenue for the three months ended June 30, 2021. The revenue in fiscal 2022 was related to our licensing agreement with Castle Shield.

Our general and administrative expense was $1,107,310 for the three months ended June 30, 2022, compared to $197,534 for the three months ended June 30, 2021, an increase of $909,776, or 461%. The increase was driven by several factors including: (i) $479,075 in costs related to the SideChannel acquisition; (ii) an increase in headcount related expenses of $335,232; and (iii) a $45,000 increase in the amortization of deferred costs related to private placement fees. The increase in general and administrative expense was partially offset by (i) a reduction of $441,597 as a result of a recognized gain related to the write-off of remaining right-of-use (ROU) assets and operating lease liability after the early termination of our final operating lease; and (ii) decreases in other items, including a reduction of $192,732 in legal expense, as well as a decrease of $168,765 in rent expense.

Our selling and marketing expenses were $82,548 for the three months ended June 30, 2022, compared to zero for the three months ended June 30, 2021. Our sales and marketing expenses in fiscal 2022 include (i) consultant expenses of $37,500, (ii) $34,875 in brand and website marketing costs, and (iii) stock compensation expense of $10,173.

Our research and development expenses were $191,258 for the three months ended June 30, 2022, compared to $169,098 for the three months ended June 30, 2021, an increase of $22,160 or 13%. The increase was primarily due to a $58,020 increase in development expenses, as well as a $26,672 increase in personnel related costs. These increases were partially offset by a $62,532 decrease in consultant expenses.

Our other income (expense) was zero for the three months ended June 30, 2022, compared to other income of $191,052 for the three months ended June 30, 2021. The other income in fiscal 2021 was related to the Paycheck Protection Program, or PPP, partial loan forgiveness we received, partially offset by a minor amount of interest expense.

Nine Months Ended June 30, 2022, Compared to Nine Months Ended June 30, 2021

Our revenue was $449 for the nine months ended June 30, 2022, compared to $15,417 for the nine months ended June 30, 2021, a decrease of $14,968, or 97%. The reduction in our revenue in fiscal 2022 was due to low sales activity from our licensees during the nine months ended June 30, 2022.

Our general and administrative expense was $2,183,340 for the nine months ended June 30, 2022, compared to $1,748,398 for the nine months ended June 30, 2021, an increase of $434,942, or 25%. The increase in our general and administrative expense was driven by several factors including: (i) $479,075 in SideChannel acquisition related costs in fiscal 2022; (ii) an increase in headcount related expenses of $232,384; and (iii) a $135,000 increase in the amortization of deferred costs related to private placements fees. These increases in general and administrative expense were partially offset by decreases in other items, including (i) a reduction of $441,597 in general and administrative expense in fiscal 2021 as a result of a gain we recognized related to the write-off of our remaining right-of-use (ROU) assets and an operating lease liability after the early termination of our final operating lease; (ii) a reduction of $356,602 in legal expense; (iii) a decrease of $302,811 in rent expense and (iv) a decrease in professional fees of $165,485.

Our selling and marketing expense was $188,316 for the nine months ended June 30, 2022, compared to $56,250 for the nine months ended June 30, 2021, an increase of $132,066, or 235%. The increase in our sales and marketing expense was the result of several factors including: (i) an increase of $112,500 in consultant expenses; and (ii) an increase of $64,625 in brand and website marketing costs. These increased selling and marketing expenses were partially offset by a $45,059 decrease in headcount related costs during fiscal 2021 that were not incurred in the current fiscal year.

Our research and development expense were $461,816 for the nine months ended June 30, 2022, compared to $465,974 for the nine months ended June 30, 2021, a decrease of $4,158 or 1%. The slight reduction in our research and development expense was primarily the result of a $134,786 decrease in consulting related costs, resulting from the spending reductions we initiated during the prior fiscal year. This cost reduction was partially offset by an increase in payroll related expense of $72,608 and an increase of $58,020 in product development expenses.

Our other income (expense) was zero for the nine months ended June 30, 2022, compared to other income of $191,052 for the nine months ended June 30, 2021. The other income in fiscal 2021 was related to the partial forgiveness of our PPP loan, partially offset by a minor amount of interest expense.

Liquidity and Capital Resources

We had an accumulated deficit of $74,363,914 as of June 30, 2022. We expect to continue to incur expenses, and generate continued operating losses, until we can generate revenues that are sufficient to cover our expected ongoing expenses. We anticipate that our operating expenses for the next twelve months will require between $2.0 million and $2.7 million of cash. We expect to cover those expenses with some of the net proceeds we received from a private placement of our equity securities in the first quarter of our fiscal year 2021. We further anticipate the SideChannel acquisition will mitigate or reduce our use of cash for operating expenses. We intend to manage our business so that our current cash reserves will be sufficient to allow us to reach positive cash flow from our operations, but we cannot assure you that will occur. We do not currently have access to any credit facilities and we cannot guarantee that we will be able to access any credit facilities if needed.

On June 30, 2022, we had cash and cash equivalents of $3,588,912, primarily representing proceeds from the private placement of shares of our common stock in March and April of 2021.

As of June 30, 2022, we had working capital of $3,010,376, compared to working capital of $4,756,094 as of September 30, 2021.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	June,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,195,082)	$(2,566,292)
Investing activities	$—	$—
Financing activities	$—	$8,334,961

Operating Activities.

For the nine months ended June 30, 2022, we recorded a net loss of $2,833,023. Our net cash used in operating activities during this period was $2,195,082. During the nine months ended June 30, 2022, we had non-cash charges of $135,000 for amortization of deferred costs related to private placement fees. In addition, we recorded $84,305 of stock-based compensation expense during the period. Our prepaid expenses declined by $251,645, reflecting the amortization of those prepaid expenses during fiscal 2022. We also settled $854,000 of our accounts payable and accrued liabilities through the issuance of 4,744,448 shares of our common stock to our creditors. We issued another 200,000 shares of our common stock to cover $14,000 in legal settlement expenses. Our accrued compensation expense increased by $175,000 during fiscal 2022 as a result of bonuses paid to our employees as of June 30, 2022.

Investing Activities. We had no investing activities during the nine months ended June 30, 2022.

Financing Activities. We had no financing activities during the nine months ended June 30, 2022.

Off-Balance Sheet Arrangements

During the nine months ended June 30, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Our management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. As of June 30, 2022, there have been no significant changes to the accounting estimates and assumptions that we have deemed critical in the past. Our critical accounting estimates and assumptions are more fully described in our Annual Report on Form 10-K for our fiscal year 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item, as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference into, this “Part II - Item 1. Legal Proceedings” from “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 4 – Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries or other finders of fact, that are not in accord with our evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of our expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission on December 21, 2021, under the heading “Risk Factors.” [Should these be updated to reflect the acquisition?]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

Except as set forth below, we had no unregistered sales of our securities during the quarter ended June 30, 2022, and from the period from June 30, 2022 to the filing date of this Report, that have not previously been disclosed in our Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K. On July 6, 2022, we filed a Current Report on From 8-K disclosing that we had issued the First Tranche Shares and the Series A Preferred Stock to the Sellers pursuant to the terms of the Purchase Agreement, as described above. The First Tranche Shares and the Series A Preferred Stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder.

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

SideChannel, Inc.

Date: August 15, 2022	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer (Principal Executive Officer)

SideChannel, Inc.

Date: August 15, 2022	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

