Form 10-K
period 2022-09-30
SideChannel, Inc.
filed 2022-12-20
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 000-28745

SideChannel, Inc.

(Name of small business issuer as specified in its charter)

Delaware	86-0837077
State of Incorporation	IRS Employer Identification No.

146 Main Street, Suite 405, Worcester, MA 01608

(Address of principal executive offices) (Zip Code)

(508) 925-0114

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

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

On March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common equity held by non-affiliates of the registrant was $10.5 million, based upon the closing price of the common stock on that date on the OTCQB Venture Market of $0.12.

As of December 14, 2022, there were 148,724,056 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

SIDECHANNEL, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, AND 2021

Except as otherwise required by the context, references to “SideChannel,” “SideChannel, Inc.,” “the Company,” “we,” “us” and “our” are to (i) Cipherloc Corporation, a Texas corporation, and its subsidiaries, for all periods prior to September 30, 2021, and to (ii) Cipherloc Corporation, a Delaware corporation, and its subsidiaries, for all periods after September 30, 2021, the date of the completion of the merger of the Texas corporation into the Delaware corporation, and to (iii) SideChannel, Inc., a Delaware corporation and its subsidiaries, for all periods after July 5, 2022, the date of the name change of Cipherloc Corporation’s name to SideChannel, Inc.

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward- looking statements and other information, express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results based upon information that is currently available.

The words “believe,” “plan,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Forward looking statements include all matters that are not historical facts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are advising investors that such forward-looking statements, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Annual Report on Form 10-K and other public statements we make. Such factors are discussed in the “Risk Factors” sections of this Annual Report on Form 10-K. However, forward-looking statements appear throughout this document including the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K. Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “SideChannel” refer to SideChannel, Inc. and its wholly-owned subsidiaries.

PART I

ITEM 1. BUSINESS

Recent Reverse Merger

On July 1, 2022 (the “Closing Date”) the Company, then known as Cipherloc Corporation, a Delaware corporation, completed its acquisition (“Business Combination”) of all the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation pursuant to an Equity Securities Purchase Agreement dated May 16, 2022 (the “Purchase Agreement”). On September 9, 2022, SideChannel, Inc. the acquired Massachusetts corporation and a subsidiary of the registrant, changed its name to SCS, Inc. (the “Subsidiary” or “SCS”) and Cipherloc Corporation, the Delaware parent company of the subsidiary has changed its name to SideChannel, Inc.

The transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, SCS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Business Combination: (1) the majority of the Board of Directors of the combined company will be composed of directors designated by the Sellers under the terms of the Purchase Agreement; and (2) existing members of SCS management constituted the management of the combined company. Because SDS has been determined to be the accounting acquirer in the Business Combination, but not the legal acquirer, the transaction is deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As a result, the historical financial statements of SideChannel are the historical financial statements of the combined company.

Following the closing of the Business Combination, SCS, Inc. became a wholly owned subsidiary of the Company. As used herein, the words “the Company” refers to, for periods following the Business Combination, SideChannel, together with its subsidiaries, and for periods prior to the Business Combination, SideChannel Inc., and its direct and indirect subsidiaries, as applicable.

On August 2, 2022, the Company changed its ticker symbol from CLOK to SDCH.

Business Overview & Strategy

The Company is a provider of cybersecurity services and technology to middle market companies. The Company’s website is www.sidechannel.com.

Our mission is to make cybersecurity easy and accessible for mid-market and emerging companies, a market that we believe is currently underserved. We believe that our cybersecurity offerings will reduce risks for our customers through identifying and developing cybersecurity, privacy, and risk management solutions. We anticipate that our target customers will continue to need cost-effective security solutions beginning with but not limited to what we refer to as virtual Chief Information Security Officer services (“vCISO” or “vCISO Services”). We also have announced development of a new software product, Enclave, that we believe offers mid-market and emerging companies the means to simplify several crucial cybersecurity infrastructure procedures, including encryption, microsegmentation and access control (“Enclave”).

Our strategy focuses on growth from these three areas

1.	Securing new vCISO clients
2.	Adding new Cybersecurity Software and Services offerings such as Enclave
3.	Increasing adoption of Cybersecurity Software and Services offerings at vCISO clients, including Enclave

In support of securing new vCISO clients, we expanded the sales and marketing team from one dedicated person to five during the fiscal quarter ended during September 30, 2022. On October 27, 2022, we announced that during the same fiscal quarter we acquired six (6) new clients with potential annual revenue of $1.3 million. vCISO engagements are typically twelve (12) month engagements containing a monthly subscription and an annual renewal option. Hourly rates for vCISO time and material projects range from $350 to $400. Each of our vCISO’s is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients.

We have implemented an account management organization responsible for delivering services and software to our clients. Our vCISO’s and the security and privacy engineers that support them are part of our account management organization. As this team delivers vCISO Services for our clients, we often identify projects to implement and maintain programs that reduce cybersecurity risks which expand our scope of work and increase our revenue generating potential. Similarly, as this team delivers a new cybersecurity service or installs cybersecurity software at a client, we often learn about opportunities to improve the protection of our clients’ digital assets through additional service and software engagements.

Our vCISO engagements provide our clients with the C-suite cybersecurity leadership needed to effectively mitigate cybersecurity risks and support ongoing operation of critical business functions. This strategic cybersecurity leadership will often result in additional statements of work for SideChannel to deliver the Cybersecurity Software and Services needed to address gaps in our clients’ cybersecurity framework. We track revenue and other key performance indicators using the vCISO Services category and Cybersecurity Software and Services category. Detail on the performance of these categories is discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 later in this filing.

We currently provide Cybersecurity Software and Services and intend to increase our delivery of more tech-enabled services to address the needs of our customers, including:

●	Additional Virtual Chief Information Security Officers
●	Zero trust
●	Third-party risk management
●	Due diligence
●	Privacy
●	Threat intelligence, and
●	Managed end-point security solutions

We now have over 20 C-suite level information security officers, who possess combined experience of over 400 years in the industry. Since inception, SideChannel has created over 50 multi-layered cybersecurity programs for its clients.

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

We believe that we provide a full range of cybersecurity solutions through our employees, and through our network of subcontractors, and our array of partnerships with third party service providers and software companies. We work with our clients to help them select the right cybersecurity tools, products, and solutions. We believe that our use of a combination of employees and subcontractors allows us to cost effectively grow our client base and broaden the subject matter expertise on our bench while maintaining the agility needed to move directly into implementation of projects, which we believe reduces the risk to our customers. Our subcontractors also provide us with sales leads and referrals, and may resell our services to their own client base.

Enclave, A SideChannel Proprietary Software Product

We are developing products and services around our unique insight into mid-market and emerging companies. During September 2022, SideChannel announced a proprietary product, Enclave, which simplifies a particularly important cybersecurity task called “microsegmentation”. Industry standard cybersecurity and risk management frameworks, such as National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and Center for Internet Security Controls (“CIS”), prioritize inventory of assets and access control as top requirements for a sustainable and compliant cybersecurity program. CIS version 8 controls call for organizations to:

●	Control 1 - “Establish and maintain an accurate, detailed, and up-to-date inventory of all enterprise assets with the potential to store or process data”,
●	Control 2 - “Actively manage (inventory, track, and correct) all software (operating systems and applications) on the network so that only authorized software is installed and can execute, and that unauthorized and unmanaged software is found and prevented from installation or execution.”
●	Control 3 - “Configure data access control lists based on a user’s need to know. Apply data access control lists, also known as access permissions, to local and remote file systems, databases, and applications.”

We built Enclave to address these extremely critical cybersecurity controls along with many others. Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows Information Technology (IT) to easily segment the enterprise network, place the right staff in those segments and direct traffic. Unlike open, traditional models, Enclave allows for near-limitless micro-segmented networks to operate insulated from one another.

According to statistics published by Varonis, a global data protection company, organizations with a zero-trust approach to cybersecurity saw an average breach cost $1.8 million less than organizations without. Enclave reduces the attack surface; which means there is less surface area to search. Checkpoint’s Cloud Security Report stated, forty-three percent (43%) of breaches start with an insider; either intentional or unintentional. Enclave reduces the time to containment by reducing the surface area visible to an intruder. This also limits the scope of a post-event search to uncover situational facts. IBM reported that when remote work is a factor in causing a data breach, the average cost per breach is $1.1 million higher. Add that to productivity lost waiting for network slowdowns caused by VPN (“Virtual Private Network”) tunnels, and the costs go up even more.

Enclave provides:

Simplified Security Operations

●	Simple, fast, no training required. Deploy in minutes and configure in seconds.

Enhanced Resilience

●	Gain confidence that only authorized systems, people and data are interacting at any time.

Capacity to Scale and Deploy

●	Deploy and scale across virtual machines, Kubernetes containers, on premises, or in the cloud

Real-time Visibility of Network Flows

●	Visualize application dependencies without the need for any knowledge of the underlying architecture.

Monitoring & Reporting

●	Enclave stores flow records with workload context, enabling network and security teams to use this data for compliance reports.

Stronger Security

●	Easily deployable end-to-end encryption protects data in transit.

Scalable Solution

●	As your environment scales, Enclave will adapt automatically – on premises or in the public cloud.

Further information about Enclave is available at https://sidechannel.com/product/enclave/.

Company History

The Company was incorporated in the State of Texas on June 22, 1953 as American Mortgage Company. During 1996, the Company acquired the operations of Eden Systems, Inc. (“Eden”) as a wholly owned subsidiary. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. On May 16, 1996, the Company changed its name to National Scientific Corporation. From September 30, 1997 through the year ended September 30, 2001, the company aimed its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Effective August 27, 2014, the Company changed its name to “Cipherloc Corporation.” The Company became a Delaware corporation on September 30, 2021.

Business Combination Between Cipherloc Corporation and SideChannel, Inc. (now known as SCS, Inc.)

Pursuant to the Purchase Agreement, on the Closing Date, the former shareholders of the Subsidiary (the “Sellers”) exchanged all of their equity securities in the Subsidiary for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). The Sellers are entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares”) at such time that the operations of the Subsidiary, as a subsidiary of the Company, achieves at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the Closing Date and before June 30, 2026, the 48-month anniversary of the execution of the Purchase Agreement.

On the Closing Date, the Sellers acquired approximately 40.4% of the Company’s outstanding common stock. If the Subsidiary achieves the Milestone, and the Sellers are issued the Second Tranche Shares, and assuming that there is no other change in the number of shares outstanding prior to the issuance of the Second Tranche Shares, the Sellers will hold a total of approximately 57.5% of the Company’s outstanding common stock. The number of the Second Tranche Shares may be reduced or increased, based upon whether the Subsidiary’s working capital as of the Closing Date was less than or more than $0. The number of the Second Tranche Shares may also be subject to adjustment based upon any successful indemnification claims made by the Company pursuant to the Purchase Agreement.

The Shares are subject to a Lock-Up/Leak-Out Agreement, pursuant to which, subject to certain exceptions, the Sellers may not directly or indirectly offer to sell, or otherwise transfer, any of the Shares for twenty-four months after the Closing Date without the prior written consent of the Company. Notwithstanding the foregoing, pursuant to the Lock-Up/Leak-Out Agreement, each of the Sellers may sell up to 20% of their Shares beginning twelve (12) months after the Closing Date, and the remaining 80% of their shares of Common Stock beginning twenty-four (24) months after the Closing Date.

On July 1, 2022, Sammy Davis and David Chasteen resigned from the Company’s Board of Directors (the “Board”). On that date, (i) the Board appointed Deborah MacConnel and Kevin Powers to fill the vacancies resulting from those resignations. and (ii) the Board expanded the number of members of the Board by two members and approved the appointments of Brian Haugli and Hugh Regan to fill the new seats. Mr. Haugli’s and Mr. Regan’s appointment were effective on July 19, 2022. Ms. MacConnel, Mr. Powers, and Mr. Regan are considered independent directors. As of July 19, 2022, the total number of members of the Board was six (6), including four (4) independent directors.

On July 1, 2022, the Board appointed Brian Haugli to the position of Chief Executive Officer of the Company, following the resignation of David Chasteen from that position. Mr. Chasteen was appointed of Executive Vice President of the Company on the same date.

FASB issues authoritative literature in the Accounting Standards Codification. ASC 805 Business Combinations (“ASC 805”) provides guidance for accounting for mergers and acquisitions. The standard defines a business combination, including criteria for both the transaction to qualify as a business combination and determining whether an entity is a business, and then provides details how to account for the transaction. Applying ASC 805 to the Acquisition, the Company determined that SCS will be the accounting acquirer for financial reporting purposes. In order to account for the acquisition, management closed the books of Cipherloc on the Closing Date, closed all equity accounts to additional paid in capital and merged the balance sheets as of the Closing Date. SCS maintained its historical financial statements, only consolidating Cipherloc’s assets, liabilities, and equity as of the Closing Date.

Research and Development

Our research and development expenditures for the fiscal years ended September 30, 2022 and September 30, 2021 were $178,000 and $0, respectively. These costs were incurred to develop Enclave which is a product acquired in the Business Combination.

Competition

The cybersecurity software and services market sectors are highly competitive, subject to rapid change, and significantly affected by new product introductions and other activities of market participants.

Some of our competitors have greater financial, technical, sales, marketing and other resources than we do. Because of these and other factors, competitive conditions in the markets we compete in are likely to continue to intensify in the future, as participants compete for market share. Increased competition could result in price reductions for our products and services, possibly reducing our net revenue and profit margins and resulting in a loss of our market share, any of which would likely harm our business.

We believe that our future results depend largely upon our ability to serve our clients and customers with the products and services described above better than our competitors, and by offering new services and product enhancements, whether such product and service offerings are developed internally or through acquisition. We also believe that we must provide product and service offerings that compete favorably against those of our competitors with respect to ease of use, reliability, performance, range of useful features, reputation and price.

We anticipate that we will face increasing pricing pressures from our competitors in the future. Since there are low barriers to entry into the cybersecurity services and software markets, which are both subject to rapid technological change, we believe competition in our market will persist and intensify in the future.

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

We protect the confidentiality of our proprietary information by entering into non-disclosure agreements with our employees, contractors, and other entities with which we do business. In addition, our license agreements related to our software and proprietary information include confidentiality terms. These agreements are generally non-transferable. We also employ access controls and associated security measures to protect our facilities, equipment, and networks.

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

Our SideChannel and Enclave logos are registered trademarks with the U.S. Patent and Trademark Office. In the United States, we can maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use.

Government Regulation

Export Control Regulations. We expect that all of our products will be subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. The level of such control generally depends on the nature of the products in question. Often, the level of export control is impacted by the nature of the software and cybersecurity incorporated into our products. In those countries where such controls apply, the export of our products may require an export license or authorization. However, even if a transaction qualifies for a license exception or the equivalent, it may still be subject to corresponding reporting requirements. For the export of some of our products, we may be subject to various post-shipment reporting requirements. Minimal U.S. export restrictions apply to all our products, whether or not they perform cybersecurity functions. If we become a Department of Defense contractor in the future, certain registration requirements may be triggered by our sales. In addition, certain of our products and related services may be subject to the International Traffic in Arms Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes. If we become engaged in manufacturing or exporting ITAR-controlled goods and services (even if we do not export such items), we will be required to register with the U.S. State Department.

To date, Export Control Regulations have had no material impact on our business.

Enhancements to our existing products may be subject to review under the Export Administration Act to determine what export classification they will receive. In addition, any new products that we release in the future will also be subject to such review before we can export them. The U.S. Congress continues to discuss the correct level of export control in possible anti-terrorism legislation. Such export regulations may be modified at any time. Modifications to these export regulations could reduce or eliminate our ability to export some or all of our products from the United States in the future, which could put us at a disadvantage in competing with companies located outside of the U.S. Modifications to U.S. export regulations could restrict us from exporting our existing and future products. Any such modifications to export regulations may put us at a competitive disadvantage with respect to selling our products internationally.

Privacy Laws. We may be subject to various international, federal and state regulations regarding the treatment and protection of personally identifying and other regulated information. Applicable laws may include U.S. federal laws and implementing regulations, such as the GLBA and HIPAA, as well as state and international laws and regulations, including the California Consumer Privacy Act (CCPA) and the European Union General Data Protection Regulation (GDPR). Some of these laws have requirements on the transmittal of data from one jurisdiction to another. In the event our systems are compromised, many of these privacy laws require that we provide notices to our customers whose personally identifiable data may have been compromised. Additionally, if we transfer data in violation of these laws, we could be subjected to substantial fines. To mitigate the risk of having such data compromised, we use cybersecurity, software and other security procedures to protect our databases.

Personnel

As of November 30, 2022, we had nineteen (19) full-time employees. We also have thirteen (13) independent contractors that provide services to us. We anticipate that we will need to increase our staffing in the foreseeable future.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations and the market price for our common stock are subject to numerous risks, many of which are driven by factors that we cannot control or predict. An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, including the information regarding “Forward-Looking Statements” earlier in this Form 10-K immediately prior to Part I, Item 1 and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected, which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. Additional risks that we do not yet know of, or that we currently think are immaterial, may also affect our business and results of operations.

Risks Related to Our Financial Position and Need for Capital

We have incurred net losses and may never achieve profitability.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development of a new business enterprise. Our accumulated deficit as of September 30, 2022 was $11.9 million. During our most recent fiscal year, we incurred one-time charges of $11.9 million related to the Business Combination which is comprised of $6.2 million of acquisition related expenses and $5.7 million of goodwill impairment. Excluding these one-time charges, our accumulated deficit as of September 30, 2022 would have been $0.

We cannot assure you that that any of our new products and services currently under development will be successfully commercialized, and the extent of our future losses and the timing of any possible profitability, if ever achieved, are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

Our ability to continue as a going concern may depend upon our ability to raise additional capital and such capital may not be available on acceptable terms, or at all.

We currently believe that our cash available will allow us to fund our operations into fiscal year 2024. Nevertheless, we may need to raise additional funds in order to support expansion, develop new or enhanced products and services, hire employees, respond to competitive pressures, acquire technologies or respond to unanticipated events or requirements before then. Our management’s plans include attempting to improve our profitability and our ability to generate sufficient cash flow from operations to meet our operating needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies to reduce our expenses. However, we cannot assure you that these plans and arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other requirements. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition and operating results. If we raise additional funds through the issuance of equity securities, or convertible debt, the percentage ownership of our stockholders will be reduced, and holders may experience dilution in net book value per share.

The amount of capital we may need depends on many factors, including the progress, timing, scope and market acceptance of our product development programs; the time and cost required to obtain any necessary regulatory approvals; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our ability to secure commitment of time and resources from third parties to the development and commercialization of our products.

The capital markets have been unpredictable for unprofitable companies such as ours. The amount of capital that we may be able to raise depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms acceptable to us, or at all. Even if we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

If we can raise additional funding, we may be required to do so on terms that are dilutive to our stockholders.

Our future issuances of new equity may dilute the ownership percentage of our existing stockholders. The extent of such dilution will depend on the number of shares issued. Neither the amount of funds that may be received in such an equity financing, nor the price per share of our equity securities issued are known at this time.

Risks Related to Our Business and Results of Operations

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has materially affected, and may in the future materially and adversely affect, our business and operations.

During 2021 and into 2022, the COVID-19 pandemic has interrupted our sales and marketing activities and restricted face-to-face interaction between our representatives and our potential partners, clients and customers. This slowed the pace of our product and service development, and the expansion of our list of prospective customers. Government actions related to any further acceleration of illness in the COVID-19 pandemic, or the emergence of a new viral outbreak, may negatively impact the adjustments we, our customers (if any), the customers of our licensees and resellers, and our other business partners have made to resume business under the new protocols.

We depend significantly upon the continued involvement of our present management and on our ability to attract and retain talented employees.

Our success depends significantly upon our present management, who are involved in our strategic planning and operations. Our business requires that we successfully attract and retain talented employees and contractors. The competition for individuals with expertise in our industry is intense, and we cannot assure that such individuals will be available to us on acceptable terms, or at all.

If we are less successful in our recruiting efforts, or if we are unable to retain key existing employees, our ability to develop and deliver successful products and services will be adversely affected. Effective succession planning is also important to our long-term success. Our failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Our products and services face significant competition in our markets, and if they do not compete successfully, our business will suffer.

Our current and proposed products and services face, and will continue to face, intense competition from larger and smaller companies, as well as from academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition, and (iv) new service and product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Some of these new products and services may have functionality that ours do not have. Because many competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development, and (iii) carry on larger research and development initiatives. Our competitors also generally have greater development capabilities than we do and have greater experience in undertaking testing of products, obtaining regulatory approvals, and manufacturing and marketing their products. They also have greater name recognition and better access to customers, clients, licensees, and resellers than we do. Our chief competitors include companies such as Optiv, NCC, Coalfire, PwC, EY, Deloitte, and GuidePoint.

If we are unable to develop new and enhanced products and services, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our competitive position would weaken, and our business and operating results could be adversely affected.

Our future success depends on our ability to effectively respond to evolving threats to consumers and potential customers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced products and services on a timely basis. In the past, Cipherloc, has incurred significant research and development expenses. As a result of the Business Combination, we expect to continue to incur research and development expenses as we strive to remain competitive, and as we focus on organic growth through internal innovation. If we are unable to anticipate or react to competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position would weaken, and we could experience a decline in our revenues and net income, if any, which could adversely affect our business and operating results. Additionally, we must continually address the challenges of dynamic and accelerating market trends, increasingly sophisticated cyber-attacks and intrusions and competitive developments. Customers may require features and capabilities that our current products do not have. Our failure to develop new products and improve our existing products to satisfy customer preferences and needs and effectively compete with other market offerings in a timely and cost-effective manner will harm our ability to retain our customers (if any), and the ability of our licensees or resellers to retain their customers, and to create or increase demand for our products, which may adversely impact our operating results. The development and introduction of our new or enhanced products will involve a significant commitment of time and resources and will be subject to a number of risks and challenges, including but not limited to:

●	Lengthy development cycles;

●	Evolving industry and regulatory standards and technological developments by our competitors and customers (if any), and the customers of our licensees and resellers;

●	Rapidly changing customer preferences and needs;

●	Evolving platforms, operating systems, and hardware products, such as mobile devices, and related product and service interoperability challenges;

●	Entering into new or unproven markets; and

●	Executing new product and service strategies.

If we are not successful in managing these risks and challenges, or if our new or improved products and services are not technologically competitive in the market, or do not achieve market acceptance, our business and operating results would be adversely affected, our market share would decline, and our margins would contract.

Our operating results may vary significantly from period to period and have been unpredictable, which has and might continue to cause the market price of our common stock to be volatile.

Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied significantly from period to period, and we expect such variation to continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract and retain customers (if any), and/or the ability of our licensees and resellers to retain customers or sell products and services;

●	the budgeting cycles, seasonal buying patterns, and purchasing practices of potential customers and customers of our licensees and resellers;

●	price competition;

●	the timing and success of our new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors, licensees, resellers, clients, or customers, and strategic relationships entered into by and between our competitors;

●	changes in the mix of our services, products and support;

●	changes in the growth rate of the cybersecurity technology market;

●	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;

●	lack of synergy, or the inability to realize expected synergies, resulting from any acquisitions or strategic partnerships;

●	our inability to execute, complete or integrate efficiently any acquisitions that we have or may hereafter undertake;

●	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we may consummate;

●	our ability to create sizeable and productive distribution channels for our proprietary software;

●	decisions by potential customers, or the customers of our licensees and resellers, to purchase cybersecurity solutions from larger, more established cybersecurity software and service vendors, or from their sales channel partners;

●	timing of revenue recognition from the delivery of existing and future statements of work;

●	Insolvency or credit difficulties confronting customers (if any), our licensees and resellers, or the customers of our licensees and resellers, which could adversely affect their ability to purchase or pay for our products and services and offerings;

●	the cost and potential outcomes of any litigation, which could have a material adverse effect on our business;

●	seasonality or cyclical fluctuations in our markets due to holiday schedules, industry events, or customer funding policies that may impact our ability to secure new clients or deliver services to existing clients;

●	future accounting pronouncements or changes in our accounting policies, including the potential impact of the adoption and implementation of the Financial Accounting Standards Board’s new standard regarding revenue recognition; and

●	general macroeconomic conditions, in some or all regions in which we operate.

Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our operating results including our revenue and net income. This variability and unpredictability could result in our failure to meet our revenue, margin, or other operating result expectations, or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for cybersecurity technologies is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into three categories:

●	large companies that incorporate security or encryption features in their services and products, such as Google’s Cloud Platform, Amazon’s AWS services, and Microsoft’s Azure, or those that have acquired, or may acquire, cybersecurity services, products or technologies and have the technical and financial resources to bring competitive solutions to the market;

●	independent security vendors, such as Optiv and Coalfire, that offer cybersecurity products; and
●	small and large companies that offer cybersecurity technologies that compete with some of the features proposed for our services and products.

Many of our existing competitors have, and some of our potential competitors may have, substantial competitive advantages such as:

●	greater name recognition and longer operating histories;

●	larger sales and marketing budgets and resources;

●	broader distribution and established relationships with distributors and customers (if any), or the customers of our licensees and resellers;

●	greater customer support resources;

●	greater resources to make strategic acquisitions or enter strategic partnerships; and

●	greater financial, technical, and other resources.

In addition, some of our larger competitors have substantially broader and more diverse product and service offerings, which may make them less susceptible to downturns in a particular market and allow them to leverage their relationships based on other services and products or incorporate functionality into existing services and products to gain business in a manner that discourages users from purchasing our services, products and subscriptions, including through selling at zero or negative margins, offering concessions, product bundling, or closed technology platforms. Many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized cybersecurity or security products to the market more quickly than we can.

Organizations that use legacy products and services may believe that these products and services are sufficient to meet their security needs, or that our platform only serves the needs of a portion of the cybersecurity technology market. Accordingly, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of cybersecurity services and products. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier such as us, regardless of product performance, features, or greater services offerings, or may be more willing to incrementally add solutions to their cybersecurity infrastructure from existing suppliers than to replace it wholesale with our solutions.

Conditions in our market could change rapidly and significantly because of technological advancements, partnering or acquisitions by our competitors, or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior services, products and technologies that compete with our services and products. Some of our competitors have made or could make acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered and adapt more quickly to innovative technologies and changing needs. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources and reduce their expenses. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could materially harm our business and operating results.

Our future revenue and operating results will depend significantly on our ability to retain clients and customers and the ability to add new clients and customers. Any decline in our retention rates or failure to add new clients and customers will harm our business prospects and operating results.

We anticipate that our future revenue and operating results will depend significantly on our ability to retain clients and customers and our ability add new clients and customers. In addition, we may not be able to predict or anticipate accurately future trends in retention or effectively respond to such trends. Our retention rates may decline or fluctuate due to a variety of factors, including the following:

●	our clients and customers’ levels of satisfaction or dissatisfaction with our products and services;

●	the quality, breadth, and prices of our products and services;

●	our general reputation and events impacting that reputation;

●	the products and services and related pricing offered by our competitors;

●	disruption by new services or changes in law or regulations that impact the need for or efficacy of our products and services;

●	our customer service activities and responsiveness to any customer issues;

●	customer dissatisfaction if they do not receive the full benefit of our services due to their failure to provide all relevant data;

●	customer dissatisfaction with the methods or sufficiency of our remediation services; and

●	changes in target customers’ planned spending levels as a result of general economic conditions or other factors such as inflation.

If we do not retain our existing clients and customers, or add new clients and customers, we may not generate revenue and/or our revenue may grow more slowly than expected, or decline, and our operating results and gross margins will be negatively impacted. In addition, our business and operating results may be harmed if we are unable to increase our retention rates or if they decline.

We also must continually add new clients and customers, both to replace those who cancel or elect not to renew their agreements with us and to grow our business beyond our current level. If we are unable to attract new clients and customers in numbers greater than number that cancel or elect not to renew their agreements with us, our client base will decrease, and our business, operating results, and financial condition would be adversely affected.

A network or data security incident may allow unauthorized access to our or our end users’ network or data, harm our reputation, create additional liability and adversely impact our financial results.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to internal networks, cloud deployed enterprise and customer-facing environments and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We, and our third-party software and service providers, may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures and/or those of our licensees, resellers, clients, customers, software providers, independent contractors, employees, end users may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our or our customers’ data. Furthermore, as a provider of cybersecurity technologies, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our services, products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our services, products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Any actual or perceived breach of network security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, licensees, resellers, clients, customers, and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our services, products and customer and investor confidence in our company and, moreover, could seriously harm our business or operating results.

It is essential to our business strategy that our technology and network infrastructure remain secure and are perceived by any clients and customers we have, and others, to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. We may face cyber-attacks that attempt to penetrate our network security, sabotage or otherwise disable our research, products and services, misappropriate our proprietary information, or that of our licensees and resellers, or their or our customers and partners, which may include personally identifiable information, or cause interruptions of our internal systems and services. Any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our business relationships, and expose us to financial liability.

Our services, products, systems, and website and the data on these sources may be subject to intentional disruption that could materially harm our reputation and future sales.

Despite our precautions and ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our products and services, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites and misappropriate proprietary information or cause interruptions of our services. This risk may be increased during the current COVID-19 pandemic as more individuals are working from home and utilize home networks for the transmission of sensitive information. Such attempts are increasing in number and in technical sophistication, and if successful could expose us and the affected parties, to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third-party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain licensees and resellers, and/or for us or our licensees and resellers to retain customers, as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our licensees, resellers, or strategic partners, or our or their customers.

Our products are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our products to function as designed and negatively impact our brand recognition and reputation.

Because we offer very complex products, errors, defects, disruptions, or other performance problems with our products may and have occurred. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, fraud, or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products could impact our revenues or cause licensees, resellers, clients, and customers to cease doing business with us. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose end user/customer data or experience material adverse interruptions to our operations or delivery of products and services to our clients in a disaster recovery scenario. Further, our business would be harmed if any of these types of events caused our licensees, resellers, or customers, or our licensees’ and resellers’ customers or potential customers, to believe that our products are unreliable. We believe that our brand recognition and reputation are critical to retaining existing licensees, resellers, clients and customers, and attracting new licensees, resellers, clients, and customers. Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation may reduce demand for our products and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands after such an event may be costly and time consuming, and such efforts may not ultimately be successful.

If our products and services do not work properly, our business, financial condition and financial results could be negatively affected, and we could experience negative publicity, declining sales and legal liability.

We produce complex products that incorporate leading-edge technology that must operate in a wide variety of technology environments. Software may contain defects or “bugs” that can interfere with expected operations in these varying technological environments. There can be no assurance that our testing programs will be adequate to detect all defects prior to the product being introduced, which might decrease customer satisfaction with our products and services. The product reengineering cost to remedy a product defect could be material to our operating results. Our inability to cure a product defect could result in the temporary or permanent withdrawal of a product or service, negative publicity, damage to our reputation, failure to achieve market acceptance, lost revenue and increased expense, any of which could have a material adverse effect on our business, financial condition and financial results.

Outages or problems with systems and infrastructure supplied by third parties could negatively affect our business, financial condition and financial results.

Our business relies on third-party suppliers of the telecommunications infrastructure. We, our clients and customers and our licensees and resellers, and their customers, will use various communications service suppliers and the global internet to provide network access between our data centers and our customers and end-users of our services. If those suppliers do not enable us to provide our clients and customers, or our licensees’ and resellers’ customers with reliable, real-time access to our systems (to the extent required), we may be unable to gain or retain clients, customers, licensees and resellers. These suppliers periodically experience outages or other operational problems as a result of internal system failures or external third-party actions. Supplier outages or other problems could materially adversely affect our business, financial results and financial condition.

Current global financial conditions have been characterized by increased volatility, which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility, and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, or the ability to generate cash from operations, will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

If we experience delays and/or defaults in payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we will commit resources to projects prior to receiving payments from the counterparty in amounts sufficient to cover our expenditures on projects as they are incurred. Delays in payments may require us to make a working capital investment. Defaults by any of our clients, customers, licensees, and resellers could have a significant adverse effect on our revenues, profitability and cash flow. Our clients, customers, licensees, and resellers may in the future default on their obligations to us or them due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. If a client, customer, or licensee defaults on its obligations to us or our licensee, or a licensee or reseller defaults in its payments to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Industry

We face intense competition.

We expect to experience intense competition across all markets for our products and services. Our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low, and products and services, once developed, can be distributed broadly and quickly at a relatively low cost. Open-source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our current and anticipated products. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

Delays in product development schedules may adversely affect our revenues.

The development of cybersecurity products and services is a complex and time-consuming process. New products and services can require long development and testing periods. Future revenues may include the sale of new products and services that may not yet be developed. Significant delays in product development, including quality assurance testing or significant problems in creating new products and services, could adversely affect our revenue recognition from new products and services. Revenue in certain reporting periods could be lower than anticipated because product development problems could cause the loss of a competitive sale transaction, a delay in invoicing a client, customer, licensee, or reseller or the renegotiation of terms to retain a sale transaction.

If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product introductions and transitions to meet changing needs in the cybersecurity technology market, our competitive position, financial results and prospects will be harmed.

The cybersecurity technologies market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our potential licensees and resellers and their customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. If we fail to accurately predict potential changing needs and emerging technological trends in the cybersecurity technology industry, including in the areas of mobility, virtualization, and cloud computing, our business could be harmed. If we experience unanticipated delays in the availability of new services, products, platform features, and subscriptions, or fail to meet expectations for such availability, our competitive position, financial results, and business prospects will be harmed.

Additionally, we must commit significant resources to developing new products and services before knowing whether our investments will result in services, products, subscriptions, and features that the market will accept. The success of new platform features depends on several factors, including appropriate new product definition, differentiation of new services, products, subscriptions, and platform features from those of our competitors, and market acceptance of these products, services and platform features. Moreover, successful new product introduction and transition depends on a number of factors including, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, and the risk that new products may have quality or other defects or deficiencies, especially in the early stages of introduction. We cannot assure you that we will successfully identify opportunities for new products and services, develop and bring new products and subscriptions to market in a timely manner, or achieve market acceptance of our products and subscriptions, or that products, subscriptions, and technologies developed by others will not render our products, subscriptions, or technologies obsolete or noncompetitive.

Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security breach or the misuse of our products could harm our reputation and divert resources.

Because our products and services are complex, they may contain defects or errors that are not detected until after their commercial release and deployment. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. We are also susceptible to errors, defects, vulnerabilities or attacks that may arise at, or be inserted into our products which are out of our control. Different users deploy and use cybersecurity products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including any cloud-based technology we utilize, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. Our products may not prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. An actual, possible or perceived security breach or infection of the network of one of the users of our products, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market’s perception of our security products and services and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by potential end users or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are being used improperly or provided by an unauthorized third party.

Any actual, possible or perceived defects, errors or vulnerabilities in our products and services, or misuse of our products and services, could result in:

●	the expenditure of significant financial and development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

●	the loss of potential clients, customers, licensees, resellers, or distribution partners;

●	delayed or lost revenue;

●	delay or failure to attain market acceptance;

●	negative publicity and harm to our reputation; and

●	litigation, regulatory inquiries or investigations that may be costly and harm our reputation and, in some instances, subject us to potential liability that is not contractually limited.

Risks Related to Our Intellectual Property

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our products without compensating us.

We rely primarily on patent, trademark, copyright and trade secrets laws and confidentiality procedures and contractual provisions to protect our technology. The claims eventually allowed on any patents issued in the future may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate offensive scope, defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States, including but not limited to “adversary proceedings,” “first to file” and “post-grant review” provisions, may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or non-solicitation agreements with our employees, consultants, and vendors, as the case may be, and generally limit access to and distribution of our proprietary information. However, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that would compete with our products.

If our end users experience data losses, our brand, reputation and business could be harmed.

A breach of our end users’ network security and systems, or other events that cause the loss or public disclosure of, or access by third parties to, our end users’ files or data, could have serious negative consequences for our business, including reduced demand for our services, an unwillingness of our clients and customers, and our licensees and resellers or their customers to use our products or services, harm to our brand and reputation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, our end users may be unable to proactively prevent these techniques, implement adequate preventative or remedial measures, or enforce the laws and regulations that govern such activities. If our end users experience any data loss, data disruption, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business could be harmed.

Our insurance may not be available now or in the future on acceptable terms, or at all. In addition, our policy may not cover claims against us for loss of data or other indirect or consequential damages. Defending a suit based on any data loss or system disruption, regardless of its merit, could be costly and divert our management’s attention.

Claims by others that we infringe their proprietary technology or other litigation matters could harm our business.

Patent and other intellectual property disputes are common in the cybersecurity and technology industries. Third parties may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our licensees, resellers, end users or distribution partners whom we may have to indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps in service and functionality occur, infringement claims may increase. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence to such plaintiffs we will counter-claim for infringement and invalidation of their patent(s).

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant time, effort and expense, and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment, or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages (including treble damages if we are found to have willfully infringed such claimant’s patents), royalties or other fees. Any of these events could seriously harm our business, financial condition and results of operations.

We may be subject to lawsuits claiming patent infringement. We may also be subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material adverse fashion.

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

The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms or for reasonable pricing, or the need to engage in litigation regarding these matters, could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products. Further such events may result in significant license fees and have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a non-exclusive basis or the inclusion in our products of opensource software may limit our ability to differentiate our products from those of our competitors. Not differentiating our products from those of our competitors may adversely affect our results of operations, including reducing our revenue and net income.

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

Although we monitor our use of open-source software to avoid subjecting our products and subscriptions to conditions we do not intend, the terms of many open-source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. From time to time, there have been claims against companies that distribute or use open-source software in their products, asserting that open-source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open-source software. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to reengineer our products, to discontinue the sale of our products if reengineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, financial condition and ability to differentiate our products and services.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock and securities convertible into our common stock only if you can withstand a complete loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere are:

●	sale of our common stock by our stockholders, executives, and directors;

●	volatility in price and level of trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities and other business activities;

●	the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	Our ability to attract new customers, clients, licensees, and resellers;

●	changes in the development status of our products and services;

●	changes in our capital structure, future issuances of securities, sales of large blocks of common stock by our stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products and services;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products and services, capital commitments, or other events by us or our competitors;

●	changes in industry conditions or perceptions;

●	our ability to attract analyst to initiate research coverage and once obtained, having such analysts issue research reports, recommendations and any changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

The exercise of outstanding options and warrants to purchase our common stock will dilute existing stockholders’ ownership percentage. We currently have outstanding warrants to purchase 87,628,920 shares of our common stock, with a weighted average exercise price of $0.56. On September 13, 2021, our stockholders approved an employee stock option plan authorized by our Board of Directors under which we may issue options to purchase or grant up to an aggregate of 8,000,000 shares of common stock plus annual increases on the first day of each calendar year beginning with the first January 1 following May 12, 2021 and ending with the last January 1, 2031 up to five percent (5%) of the fully diluted shares outstanding. Annual increases are subject to the approval by the Board of Directors. In the future, we may grant additional stock options, warrants, preferred stock or convertible securities. The exercise or conversion of stock options, warrants, preferred stock, or convertible securities will dilute the ownership percentage of our then existing stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert their securities when we are able to obtain additional equity capital on terms more favorable than these securities.

The Second Tranche, should the Company achieve the Milestone prior to June 30, 2026, will increase outstanding shares of common stock by 59.9 million.

The anti-dilutive rights of certain warrants could result in significant dilution to our existing stockholders and/or require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock.

The warrants to purchase 55,549,615 shares of our common stock issued to investors in a private placement transaction that closed on April 16, 2021 contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of those warrants, the exercise price of those warrants will automatically be reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter will be adjusted proportionately, so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to our other stockholders. The warrants to purchase 8,332,439 shares of our common stock issuable upon exercise of warrants issued to the placement agent in the private placement include a weighted average anti-dilution right in the event we issue any shares of common stock or equivalents with a value less than the then exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to our other stockholders. The triggering of the anti-dilution rights in the warrants issued in the private placement may result in such securities being exercisable for a significant number of additional shares of common stock and/or exercisable for a reduced exercise price. As a result, the number of shares issuable could prove to be significantly greater than they are currently and could result in substantial dilution to our other stockholders. As of September 30, 2022, no anti-dilution triggers have occurred.

Our common shares are thinly traded, and in the future may continue to be thinly traded, and you may be unable to sell your shares at or near ask prices or at all, if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on its share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that even current trading levels will be sustained. You may be unable to sell your common stock at or above your purchase price, if at all, which may result in substantial losses to you. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

A significant number of our shares have been registered for resale, and their sale or potential sale may depress the market price of our common stock.

As of September 30, 2022, we had 148,724,056 shares of common stock outstanding and total warrants issued for 87,628,920 shares of common stock. If all 87,628,920 warrants are exercised in full for cash, then they would represent 37% of the total shares outstanding. The Second Tranche, should the Company achieve the Milestone prior to June 30, 2026, will increase outstanding shares of common stock by 59.9 million. Sales of a significant number of shares of our common stock in the public market, or the potential or expectation of such sales, could harm the market price of our common stock. As large numbers of our common stock are sold, it would increase the supply of our common stock, which would thereby cause a decrease in its price.

In addition, the shares of our common stock that have been registered for resale and/or are issuable upon exercise of the warrants issued in the private placement may represent an overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of a company’s stock will decrease, and any additional shares that stockholders attempt to sell in the market will only further decrease the share price. The exercise price of our outstanding warrants may be less than the trading price of our common stock or may create an artificial ceiling on the price of our common stock. In the event of such overhang, the holders of those warrants will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the new shares issuable upon exercise of those warrants or made available for sale pursuant to the registration statement, then the value of our common stock will likely decrease.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent that we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions, at prices and in a manner that we determine from time to time, in our discretion. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which impose certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and holders of our common stock to sell their shares of our common stock.

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

Our common stock is quoted on the OTCQB Market, operated by the OTC Markets Group. The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares, except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB, as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price for their shares when they determine to sell them or may have to hold them for a substantial period of time until the liquidity of the market for our common stock improves.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. Our disclosure controls and procedures and internal controls over financial reporting are currently ineffective and have in the past been subject to material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We cannot assure you that additional material weaknesses will not arise in the future. The development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management.

We are subject to changing laws and regulations.

U.S. government agencies continue to implement extensive requirements on our industry. These regulations have both positive and negative impacts, with much remaining uncertainty as to how various provisions will ultimately affect our customers, clients, licensees, resellers, end users and our business. As to prospective legislation and regulation concerning collection, transmission, storage and use of personal data, we cannot determine what effect additional state or federal governmental legislation, regulations, or administrative orders would have on our business in the future. New legislation or regulation may require the reformulation of our business to meet new standards, require us to cease operations, impose stricter qualification and/or registration standards, impose additional record keeping, or require expanded consumer protection measures (such as heightened notification procedures and data subject access rights).

Our failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose potential customers, clients, licensees, resellers and/or for licensees and resellers to lose potential customers in the public sector or negatively impact our ability to contract with the public sector.

Our business is subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any legal action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees and expenses. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Additionally, we may be subject to other laws and regulations throughout the world governing data handling, protection and privacy. For example, in June of 2018, California passed the California Consumer Privacy Act, or the “CCPA,” which provides new data privacy rights for consumers and new operational requirements for companies, became effective in 2021, and in March 2022 Virginia passed a consumer data protection law, the “VCDPA,” which includes similar rights as set forth in the CCPA. Fines for noncompliance may be up to $7,500 per violation. Additionally, many other states have passed differing privacy and data protection laws in recent years. Significantly, several bills are being worked on in the Senate and the House dealing with these issues, and while it is uncertain that any of them will reach the floor of either chamber, if they do so they will likely impose substantial additional burdens on companies. The costs of compliance with, and other burdens imposed by, the CCPA, the VCDPA and other state or foreign laws, may limit the use and adoption of our products and services and would have an adverse impact on our business. These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.

Governmental restrictions on the sale of our products and services in non-U.S. markets could negatively affect our business, financial condition and financial results.

Exports of software products and services using cybersecurity technology such as ours are generally restricted by the U.S. government. In addition, some countries impose restrictions on the use of cybersecurity products and services such as ours. The cost of compliance with U.S. and other export laws, or our failure to obtain governmental approvals to offer our products and services in non-U.S. markets, could affect our ability to sell our products and services and could impair our international expansion. We face a variety of other legal and compliance risks. If we or our distributors fail to comply with applicable law and regulations, we may become subject to penalties, fines or restrictions that could materially adversely affect our business, financial condition and financial results.

Risks Related to Our Contractual Agreements

The accounting treatment of the recently issued warrants could have a material adverse impact on our financial statements and reduce our net income.

The warrants we issued in the 2021 private placement described in Part II, Item 8, Financial Statements, Note 8, contain various provisions including, but not limited to, various price reset and anti-dilution provisions. We cannot predict the financial impact of the issuance of the warrants on our financial statements, specifically our balance sheet. We also cannot predict the financial impact of the various provisions included in the warrant agreements.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of the date of this report, we had approximately 87,628,920 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding warrants. Further, we may from time to time make an offer to our warrant holders to exchange their outstanding warrants for shares of our common stock, a fewer number of warrants with more favorable terms, or a combination thereof, subject to applicable rules and requirements.

The warrants issued in the recent private placement contain provisions that, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue (or are deemed to sell or issue) shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below the then current exercise price per share for such warrants ($0.36 per share for the warrants issued to investors and $0.18 per share for the warrants issued to the placement agent). Any future resets to the exercise price of those warrants will have a further dilutive effect on our existing stockholders and could result in a decrease in our stock price. As of September 30, 2022 no resets of warrant exercise prices has occurred.

The Second Tranche, should the Company achieve the Milestone prior to June 30, 2026, will increase outstanding shares of common stock by 59.9 million.

The purchase agreement related to our 2021 private placement includes customary covenants that we must comply with, or we may suffer potential monetary and other penalties.

The securities purchase agreement we entered into in connection with the recent private placement contains certain customary covenants. If we do not comply with these covenants, we will be in breach of our obligations under the securities purchase agreement, which may lead to exercise by the investors of the remedies available to them under the securities purchase agreement, which may cause a material impact upon our financial condition.

General Risk Factors

Our charter allows us to issue “blank check” preferred stock, and establish its terms, conditions, rights, powers and preferences without stockholder approval.

Pursuant to our certificate of incorporation, our Board of Directors has the authority to issue up to 10 million shares of “blank check” preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any additional vote or action by our stockholders. Because our Board of Directors is able to designate the terms, conditions, rights, powers and preferences of the preferred stock without the vote of a majority of our stockholders, our stockholders will have no control over what designations and preferences our preferred stock will have. The issuance of shares of preferred stock or the rights associated therewith, could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock that we may issue may be exacerbated given the fact that such preferred stock may have voting rights, liquidation and/or other rights or preferences that could provide the preferred stockholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in our control. As a result, the issuance of shares of preferred stock may cause the value of our common stock to decrease.

On July 1, 2022, 100 shares of Series A Preferred Stock were issued to five (5) individuals with a Board Designation Right in the Series A Preferred Stock Designation that entitles the holders of a majority of the Series A Preferred Stock (i) present and voting at a meeting at which a quorum of the Series A Preferred Stock is present, or (ii) executing a written Series A Preferred Stock Consent in Lieu of a Meeting, to elect for (4) members of our Board of Directors, and if the number of directors on our Board of Directors is increased above a total of six (6), then the holders of the series A Preferred Stock shall be entitled to elect a majority of the members of our Board of Directors.

We will continue to incur increased costs as a result of being a reporting company and, given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are a reporting company to the Securities and Exchange Commission, or SEC. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and eXtensible Business Reporting Language (XBRL) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional financial losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes Oxley Act of 2002, as well as a variety of new related and unrelated rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC, and we are adopting and revising policies regarding disclosure controls and procedures, internal control over financial reporting.

The additional costs we continue to incur in connection with being a reporting company (expected to be approximately seven to eight hundred thousand dollars per year) will continue to further stretch our limited capital resources. Due to our limited resources, we have to allocate resources away from other productive uses in order to continue to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to continue to meet our reporting and filing obligations with the SEC as they come due.

If securities or industry analysts do not initiate research coverage on us and if initiated fail to publish research or reports, or publish unfavorable research or reports, about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not currently have any securities or industry analysts that have initiated research coverage on our business. If and when any securities or industry analysts initiate research coverage on our business, we will not control these analysts. If securities analysts do not cover our common stock, the lack of research or other coverage may adversely affect the market price and decrease the trading volume of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock, or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market, and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business and attract new clients and customers to purchase our cybersecurity products and services.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over increasing inflation, increasing energy costs, geopolitical issues, unstable global credit markets and financial conditions, and volatile oil prices have in the past led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate, or do not improve once they occur, it may make any necessary debt or equity financing needed by us more difficult to complete, more costly, if possible, at all, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price, and could require us to delay or abandon development or commercialization plans.

Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, market value-added products effectively to mid-market and emerging companies and organizations, establish and maintain strategic relationships with suppliers, acquire companies or establish joint ventures to add new features, services or products to our offerings, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

Additionally, our growth may place a significant strain on our managerial, administrative, operational, and financial resources. Our future success will depend, in part, upon the ability of our management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, financial, and accounting systems and controls;

●	hire additional personnel;

●	develop additional levels of management within our company;

●	locate additional office space; and

●	maintain close coordination among our engineering, operations, legal, finance, sales and marketing, and client service and support organizations.

As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our products and services in a timely fashion or attract and retain new licensees and resellers.

If we do not successfully implement any acquisition strategies, our operating results and prospects could be harmed.

We face intense competition within our industry for acquisitions of businesses, technologies and assets. In the future, such competition may become more intense. As such, even if we are able to identify an acquisition target that we would like to acquire, we may not be able to complete the acquisition on commercially reasonable terms, or at all, because of such competition. Furthermore, if we enter into negotiations that are not ultimately consummated, those negotiations would result in diversion of management time and significant out-of-pocket costs. Even if we are able to complete such acquisitions, we may additionally expend significant amounts of cash or incur substantial debt to finance them, which indebtedness could result in restrictions on our business and use of available cash. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in dilution of our existing stockholders. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize their benefits. If we are unable to successfully address any of these risks, our business, financial condition, and operating results could be harmed.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any further acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect any expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of any acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees, licensees, resellers, clients, and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our client, customer, licensee, and reseller base through cross-marketing of the products to new and existing clients, customers, licensees and resellers;

●	the effect of any government regulations which we are unfamiliar with that relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations, including reducing our revenue and net income.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the market price of our securities.

In general, we have complete discretion over the use of our working capital and any new investment capital we may obtain in the future that has no dedicated use of proceeds. Because of the number and variety of factors that could determine our use of funds, our ultimate expenditure of funds (and their uses) may vary substantially from our current intended operating plan for such funds.

We intend to use existing working capital and future funding to support the development of our products and services, the expansion of our marketing, or the support of operations to educate the end users of the software we sell. We will also use capital for market and network expansion, acquisitions, and general working capital purposes. However, we do not have more specific plans for the use and expenditure of our capital. Our management has broad discretion to use any or all of our available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the market value of a stockholder’s shares.

Our websites may encounter technical problems and service interruptions.

Our websites may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate visitors and reduce our future web site traffic, which could have a material adverse effect on our business including a reduction in our sales and net income.

The sale of shares of our common stock by our directors and officers may adversely affect the market price for our common stock.

Sales of significant amounts of shares of common stock by our officers and directors, or the prospect of such sales, could adversely affect the market price of our common stock. Our management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock’s market price.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Whenever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, or when shares are issued to our officers, directors and applicable consultants as compensation. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of our common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute our common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us because the shares may be issued to parties or entities committed to supporting existing management.

If we do not effectively manage our growth, our business resources and systems may become strained, and we may be unable to increase revenue growth.

We plan to grow aggressively and, if successful, our future growth may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected, and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will need to continue to depend on our relationships with third parties, including our technology providers. Identifying such third parties, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services, over utilization of our products and services. In addition, acquisitions of our business partners by our competitors could result in a decrease in the number of our current and potential clients, customers, licensees, resellers, and end users. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased use of our products or increased revenue.

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.

As a company offering a wide range of products and services, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings relating to goods and services offered by us and by third parties, and other matters. Any of these types of proceedings, including currently pending proceedings as discussed herein, may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material adverse effect on our operations.

We have never paid or declared any dividends on our common stock.

We have never paid or declared any dividends on our common stock or preferred stock; however, prior to December 29, 2021 we operated as a limited liability company (“LLC”) and made distributions of profits to our members. There were equity distributions to LLC members of $210,000 in 2021 and $461,000 in 2022.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office space for $930 per month at 146 Main Street in Worcester, Massachusetts. On September 30, 2022, we terminated a month-to-month lease agreement Nolen & Associates, PLLC, to use office space as our headquarters in Austin, Texas, along with the Company’s Chairperson, Thomas Wilkinson, under which we paid Nolen & Associates, PLLC $500 per month in rent. Nolen & Associates, PLLC is not an affiliate of the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

Currently Pending Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of the Company, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Case No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required Cipherloc pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceed $1,000,000. The Company believes Cipherloc made all required payments and delivered the stock to the plaintiffs. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

Litigation Settled During the Year Ended September 30, 2022

In December 2017, Robert LeBlanc filed a petition against Cipherloc and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Case No. 18-0005). Mr. LeBlanc sought damages against Cipherloc exceeding $1 million, but less than $10 million. On May 19, 2022, Mr. LeBlanc entered into a joint settlement agreement with Cipherloc, Cipherloc’s directors and officer’s liability carrier, and Mr. De La Garza. As part of this settlement agreement, Cipherloc paid Mr. LeBlanc $109,432 in cash and issued him 200,000 shares of Cipherloc’s common stock in exchange for his release of Cipherloc from all past and future liabilities associated with this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market and is quoted on the OTCQB Venture Market run by OTC Markets Group under the symbol “SDCH.”

Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 14, 2022, there were 148,724,056 shares of our common stock issued and outstanding, and there were more than 3,000 record holders of our common stock.

Also as of December 14, 2022, there were 100 shares of Series A Preferred Stock issued and outstanding and held by five (5) individuals.

Dividends

We have never declared any dividends on our common stock; however, prior to December 29, 2021 we operated as a limited liability company (“LLC”) and made distributions of profits to LLC members. There were equity distributions to LLC members of $210,000 in 2021 and $461,000 in 2022 (from October 1, 2021 to December 29, 2021).

Our Board of Directors does not intend to declare dividends in the foreseeable future. The declaration, payment, and amount of any future dividends will be made at the discretion our Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and such other factors as our Board of Directors considers relevant at that time. We currently expect to use all available funds to finance the future development and expansion of our business, and do not anticipate paying dividends on our common stock in the foreseeable future.

Transfer Agent

The Transfer Agent and Registrar for our common stock is Pacific Stock Transfer Company located in Las Vegas, Nevada.

Recent Sales of Unregistered Securities

Please refer to the information contained in Item 1. Business under the caption “Business Combination Between Cipherloc Corporation and SideChannel, Inc. (now known as SCS, Inc.)” of this Form 10-K with respect to shares of our equity securities issued during the twelve-month period ended September 30, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A should be read in conjunction with the accompanying consolidated financial statements. In addition, please refer to the discussion of our business and markets contained in Part 1, Item 1 of this Report.

Our Business

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market that we believe is currently underserved. We believe that our cybersecurity offerings will identify and develop cybersecurity, privacy, and risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We intend to provide more tech-enabled services to address the needs of our customers, including virtual Chief Information Security Officer (vCISO), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions. We now have over 20 C-suite level information security officers, who possess combined experience of over 400 years in the industry. To date, SideChannel has created over 50 multi-layered cybersecurity programs for its clients.

Our growth strategy focuses on these three initiatives:

1. Securing new vCISO clients

2. Adding new Cybersecurity Software and Services offerings

3. Increasing adoption of Cybersecurity Software, including Enclave and Services offerings at vCISO clients

In support of securing new vCISO clients, we expanded the sales and marketing team from one dedicated person to five during the fiscal quarter ended during September 30, 2022. On October 27, 2022, we announced that during the same fiscal quarter we acquired six (6) new clients with potential annual revenue of $1.3 million. vCISO engagements are typically twelve (12) month engagements containing a monthly subscription and an annual renewal option and hourly rates for vCISO time and material projects range from $350 to $400. Each of our vCISO’s is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients.

Collectively, our cybersecurity professionals collaborate on the development of proprietary software and pursue partnerships with cybersecurity software value added resellers (“VARs”). Commercial relationships with VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn a commission on software engagements we generate through VARs. In 2022 VAR commissions contributed 2.4% of our revenue versus 3.2% during 2021.

During September 2022 we announced a proprietary product called Enclave which simplifies an important cybersecurity task called “microsegmentation”. Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows Information Technology to easily segment the enterprise network, place the right staff in those segments and direct traffic. We expect to begin recognizing revenue from Enclave during fiscal year 2023.

Revenue

We internally report our revenue using two categories. The first, “vCISO Services”, captures the revenue and related cost of goods sold for the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis, thus the acronym “vCISO”. Services delivered by SideChannel through our team of vCISOs include assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services.

Our second revenue category encompasses an array of Cybersecurity Software and Services that our clients deem necessary to protect their digital assets. These include cybersecurity software owned by SideChannel and software sourced from third parties. SideChannel earns commissions on third-party software sales which it recognizes as revenue. Cybersecurity services are also delivered directly by SideChannel employees and indirectly by third party service providers.

The table below reflects the revenue by category in fiscal years 2022 and 2021:

	2022		2021		Variance	% Change
	Revenue (000’s)	Percent of Total	Revenue (000’s)	Percent of Total

vCISO Services	$3,107	64.9%	$1,615	57.7%	$1,492	92.4%
Cybersecurity Software & Services	1,682	35.1%	1,184	42.3%	498	42.1%
Total	$4,789		$2,799		$1,990	71.1%

The growth in vCISO Services is primarily the result of client growth and secondarily because of an increase in the revenue per client. Cybersecurity Software & Services revenue grew from 2021 to 2022 primarily because of an increase in the use of these services by existing Cybersecurity Software and Services clients and secondarily because of an expansion of the services and software offered.

We also monitor new and recurring revenue. The revenue earned from clients during our first twelve months of working with them is classified as new; while the revenue earned with clients after our first twelve months of working with them is classified as recurring. The following table provides details on our new and recurring revenue for fiscal years 2022 and 2021:

	2022		2021		Variance	% Change
	(000’s)	Percent of Total	(000’s)	Percent of Total
vCISO Revenue
New	$1,890	60.8%	$1,431	88.6%	$460	32.1%
Recurring	1,217	39.2%	184	11.4%	1,033	561.8%
Total	$3,107		$1,615		$1,492	92.4%

Cybersecurity Software & Services Revenue
New	$758	45.0%	$986	83.3%	$(228)	-23.2%
Recurring	924	55.0%	198	16.7%	726	366.7%
Total	$1,682		$1,184		$498	42.1%

Total Revenue
New	$2,648	55.3%	$2,417	86.4%	$231	9.6%
Recurring	2,141	44.7%	382	13.6%	1,759	460.6%
Total	$4,789		$2,799		$1,990	71.1%

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing recurring revenue by the prior year total revenue. The following table shows the revenue retention for fiscal year 2022 by revenue category.

2022

vCISO Services	75.3%
Cybersecurity Software & Services	78.1%
Total Revenue Retention	76.5%

Results of Operations

Fiscal Year Ended September 30, 2022 Compared to Fiscal Year Ended September 30, 2021

Revenue. Our revenue was $4.8 million for the year ended September 30, 2022, compared to $2.8 million in the prior year, an increase of $2.0 million or 71%. We believe this increase reflects the factors previously discussed in the Overview section above.

Gross Margins. Gross margins increased to 48.5% in fiscal year 2022 from 45.1% in fiscal year 2021 which we attribute to better utilization of our service delivery team.

General and Administrative Expenses. Our general and administrative expenses were $1.5 million for the year ended September 30, 2022, compared to $656,000 for the prior year, an increase of $826,000 or 126%. The increase in general and administrative expenses primarily resulted from increased staff and related salary and independent contractor expense; higher professional fees and insurance related to the listed nature of the Company. To a lesser extent there where increase in amortization and travel related costs.

Sales and Marketing Expenses. Our sales and marketing expenses were $367,000 for the year ended September 30, 2022, compared to $96,000 for the prior year, an increase of $271,000 or 282% resulting from our increase in sales and marketing staff and the related salary and independent contractor expense; higher spend on third-party marketing services.

Research and Development Expenses. Our research and development expenses were $178,000 for the year ended September 30, 2022, compared to $0 for the prior year. These costs arose as a result of the Business Combination and are driven by personnel expenses and costs incurred from independent contractors related to the development of Enclave.

Acquisition Expenses. Expenses incurred because of the Business Combination were $6.2 million for the year ended September 30, 2022. These costs, which included the recognition of the $6.1 million of contingent consideration for 59.9 million common shares to be issued in the Second Tranche and $100,000 of expenses for related professional services.

Goodwill Impairment. We recorded a $5.7 million goodwill impairment charge during the year ended September 30, 2022. The goodwill was related to the acquisition that occurred on July 1, 2022.

Income Tax Expense. Our income tax expense was $195,000 for the year ended September 30, 2022 compared to $0 in the prior year. This expense is associated with the estimated federal and state income tax liability for SCS from January 1, 2022 through June 30, 2022.

Liquidity and Capital Resources

Our primary source of liquidity and capital resources has been cash flow from operations. As part of the Business Combination, we received $3.6 million in cash from Cipherloc. We had an accumulated deficit of $11.9 million as of September 30, 2022. Two (2) non-recurring expenses totaling $11.9 million are included in our accumulated deficit. The non-recurring expenses are $6.2 million for the acquisition costs including $6.1 million related to the contingent consideration from the Business Combination and $5.7 million impairment of goodwill recorded as a result of the Business Combination. Since the Business Combination on July 1, 2022 we expect to continue to generate operating losses until we can generate revenues sufficient to exceed our operating expenses.

We anticipate total operating expenses to range between $4.0 million and $4.7 million in the next fiscal year with cash used by operations to range between $1.5 million and $2.0 million. which will be funded with our existing cash balances. We intend to manage our business such that our current cash reserves will allow us to reach positive cash flow from our operations, but we cannot assure you that this positive cash flow will be achieved.

As of September 30, 2022, we had $3.0 million in cash and our working capital was $3.0 million. We believe that our existing cash balances are sufficient to fund our operations through December 31, 2023.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows ($000’s):

	Year Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(396)	$157
Investing activities	$3,589	$—
Financing activities	$(511)	$(300)

Operating Activities. Net cash used in operations for the year ended September 30, 2022, was $396,000. For the year ended September 30, 2022, we recorded a net loss of $11.6 million. During this same period, our non-cash charges primarily consisted of $6.1 million for acquisition-related costs associated with the second tranche of common stock to be issued in connection with the Business Combination, $5.7 million for a goodwill impairment charge, as well as $51,000 for stock-based compensation costs and $46,000 for depreciation and amortization. Accounts receivable increased $461,000 due to the aforementioned revenues, which increased in 2022 compared to 2021.

Investing Activities. During the year ended September 30, 2022, we received $3.6 million in cash from the Business Combination that took place on July 1, 2022.

Financing Activities. During the year ended September 30, 2022, we had equity distributions of $461,000 and membership redemptions of $100,000, of which $50,000 was paid in cash and $50,000 was through the issuance of a note payable, both related to SideChannelSec LLC prior to its incorporation in Massachusetts as SideChannel, Inc. on December 29, 2021.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Revenue Recognition

Please reference Note 2 – Summary of Significant Accounting Policies.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 (Intangibles- Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine this is the case, we are required to perform a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The test is discussed below. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the goodwill impairment test is not required.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At September 30, 2022 and 2021, goodwill was $1.4 million and $0, respectively. We evaluated the initial goodwill recorded from the Business Combination of $7.1 million and determined that the carrying value exceeded the fair value and recorded $5.7 million impairment of goodwill during the year ended September 30, 2022. No impairment was recorded during our fiscal year 2021.

We did not record indefinite-lived intangible assets in the fiscal years ended September 30, 2022 and 2021.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. We have a finite-lived intangible asset of $4.9 million and we have less than $1,000 in property and equipment. At September 30, 2022 and 2021, finite-lived intangibles and long-lived assets were $4.9 million and $0, respectively. We recorded no impairment charges during either fiscal year.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1) of Regulation S-K promulgated by the SEC.

ITEM 8. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SideChannel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SideChannel, Inc. and Subsidiaries (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Business Combination of Cipherloc, Inc. —Refer to Note 3 to the financial statements

Description of the Matter:

As described in Note 3 to the consolidated financial statements, the Company completed an acquisition of Cipherloc, Inc. and affiliates for net consideration of $15.2 million in the year ended September 30, 2022. The Company accounted for this acquisition as a business combination. This included the issuance of 88.4 million shares of common stock valued at $9.0 million and warrants to purchase 87.6 million shares of common stock valued at $6.2 million.

The fair values of identified intangible assets consisted of technology of $4.9 million. Goodwill, which represents the excess of the consideration paid over the fair value of the net tangible assets and intangible assets acquired, of $7.1 million was also recorded. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, discount rates, tax amortization benefit factor, and other intangible specific assumptions. These significant assumptions were forward-looking and could be affected by future economic and market conditions. The goodwill was evaluated at the acquisition date and the fair value of the goodwill was determined to be less than the carrying amount of the goodwill by $5.7 million. As a result, an impairment charge was recorded on the acquisition date of $5.7 million was recorded and the net carrying amount of goodwill was $1.4 million.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets as a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of intangible assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How we addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	Reading the underlying agreements and testing management’s application of the relevant accounting guidance
●	Inquiry of management regarding the development of the assumptions used in the valuation of the intangible assets.
●	Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income and expense projections.
●	Reviewed the credentials and evaluated the experience, qualifications and objectivity of the Company’s specialist, a third-party valuation firm.
●	Obtained an understanding of the nature of the work the Company’s specialist performed, including the objectives and scope of the specialist’s work; the methods or assumptions used; and a comparison of the methods or assumptions used with industry standards and historical data.
●	Identified and evaluated assumptions developed by the specialist considering assumptions generally used in the specialist’s field; supporting evidence provided by the specialist; existing market data; historical or recent experience and changes in conditions and events affecting the Company.
●	Evaluated the Company’s estimates of future revenue projections reviewing support for revenue growth rates. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the projected cash flows and valuations.
●	Utilized professionals with specialized skill and knowledge to assist in evaluating the reasonableness of significant assumptions.

/s/ RBSM LLP

We have served as the Company’s auditor since 2021.
Las Vegas, Nevada
December 20, 2022

PCAOB ID Number 587

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

	September 30, 2022	September 30, 2021
ASSETS
Current assets
Cash	$3,030	$348
Accounts receivable, net	612	178
Deferred costs	180	—
Prepaid expenses	320	306
Total current assets	4,142	832

Fixed assets	—	1
Goodwill	1,356	—
Intangibles	4,940	—
Deferred costs	330	—
Total assets	$10,768	$833

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$786	$212
Deferred revenue	130	194
Promissory note payable	50	—
Income taxes payable	195	—
Total current liabilities	1,161	406

Deferred tax liability	211	—
Total liabilities	1,372	406

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 100 and 100 shares issued and outstanding as of September 30, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 681,000,000 shares authorized; 148,724,056 and 59,900,000 shares issued and outstanding; September 30, 2022 and 2021, respectively	149	60
Additional paid-in capital	21,180	23
Accumulated deficit	(11,933)	344
Total stockholders’ equity	9,396	427
Total liabilities and stockholders’ equity	$10,768	$833

The accompanying notes are an integral part of these financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	For the Year Ended
	September 30,
	2022	2021
Revenues	$4,789	$2,799
Cost of revenues	2,468	1,537
Gross profit	2,321	1,262

Operating expenses:
General and administrative	1,482	656
Sales and marketing	367	96
Research and development	178	—
Acquisition costs	6,186	—
Goodwill impairment	5,702	—
Total operating expenses	13,915	752

Operating income (loss)	(11,594)	510

Other income:
Other income	13	3
Total other income (expense), net	13	3

Net income (loss) before income tax expense	(11,581)	513

Income tax expense	195	—
Net income (loss) after income tax expense	$(11,776)	$513

Net income (loss) per common share – Basic and diluted:	$(0.14)	$0.01

Weighted average common shares outstanding – Basic and diluted	81,997,953	59,900,000

The accompanying notes are an integral part of these financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2022, AND 2021

(In thousands except preferred shares)

	Preferred Stock		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at, September 30, 2020	100	$—	59,900	$60	$23	$131	$214
Equity distributions	—	—	—	—	—	(210)	(210)
Equity redemptions	—	—	—	—	—	(90)	(90)
Net income	—	—	—	—	—	513	513
Balance at September 30, 2021	100	$—	59,900	$60	$23	$344	$427
Equity distributions	—	—	—	—	—	(461)	(461)
Equity redemptions	—	—	—	—	—	(100)	(100)
Shares issued for services	—	—	281	1	72	—	73
Shares issued for vesting of RSUs	—	—	98	—	—	—	—
Acquisition costs – contingent consideration	—	—	—	—	6,061	—	6,061
Cipherloc Business Combination	—	—	88,445	88	15,024	60	15,172
Net loss	—	—	—	—	—	(11,776)	(11,776)
Balance at September 30, 2022	100	$—	148,724	$149	$21,180	$(11,933)	$9,396

The accompanying notes are an integral part of these financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,776)	$513
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	46	1
Stock-based compensation	73	—
Provision for doubtful accounts	27	—
Acquisition costs	6,061	—
Goodwill impairment	5,702	—
Changes in operating assets and liabilities:
Accounts receivable	(461)	(3)
Prepaid expenses and other assets	15	(238)
Accounts payable and accrued liabilities	(18)	(14)
Deferred revenue	(65)	(102)
Net cash (used in) provided by operating activities	(396)	157

CASH FLOWS FROM INVESTING ACTIVITIES
Cash and cash equivalents acquired in connection with the Business Combination	3,589	—
Net cash used in investing activities	3,589	—

CASH FLOWS FROM FINANCING ACTIVITIES
Equity redemptions	(50)	(90)
Equity distributions	(461)	(210)
Net cash (used in) financing activities	(511)	(300)

INCREASE (DECREASE) IN CASH	2,682	(143)
CASH, BEGINNING OF YEAR	348	491
CASH, END OF YEAR	$3,030	$348

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$43	$—
Equity redemption with note payable	$50	$—
Assets acquired and liabilities assumed	$11,583	$—

The accompanying notes are an integral part of these financial statements.

SIDECHANNEL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022, AND 2021

NOTE 1 – DESCRIPTION OF BUSINESS

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market that we believe is currently underserved. We believe that our cybersecurity offerings will identify and develop cybersecurity, privacy, and risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We intend to provide more tech-enabled services to address the needs of our customers, including virtual Chief Information Security Officer (vCISO), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions. We now have over 20 C-suite level information security officers, who possess combined experience of over 400 years in the industry. To date, SideChannel has created over 50 multi-layered cybersecurity programs for its clients.

Our growth strategy focuses on these three initiatives:

1. Securing new vCISO clients

2. Adding new Cybersecurity Software and Services offerings

3. Increasing adoption of Cybersecurity Software, including Enclave and Services offerings at vCISO clients

In support of securing new vCISO clients, we expanded the sales and marketing team from one dedicated person to five during the fiscal quarter ended during September 30, 2022. On October 27, 2022, we announced that during the same fiscal quarter we acquired six (6) new clients with potential annual revenue of $1.3 million. vCISO engagements are typically twelve (12) month engagements containing a monthly subscription and an annual renewal option and hourly rates for vCISO time and material projects range from $350 to $400. Each of our vCISO’s is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients.

During September 2022 we announced a proprietary product called Enclave which simplifies an important cybersecurity task called “microsegmentation”. Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows Information Technology to easily segment the enterprise network, place the right staff in those segments and direct traffic. We expect to begin recognizing revenue from Enclave during fiscal year 2023.

SideChannel, Inc. (the “Company” or “SideChannel”) was incorporated in the State of Texas on June 22, 1953, under the name “American Mortgage Company.” Effective August 27, 2014, we changed our name to “Cipherloc Corporation” and on July 5, 2022 we changed our name to “SideChannel, Inc.” Prior to September 30, 2021, the Company was a Texas corporation. The Company became a Delaware corporation effective September 30, 2021.

Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is www.sidechannel.com.

COVID-19 Pandemic

We are following the guidance of the Centers for Disease Control and Prevention and the local regulatory authorities in regions outside the U.S. While the negative impact of COVID-19 on our business was reduced significantly throughout 2021, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of SideChannel, Inc., and its wholly-owned subsidiary, SCS, Inc. (Massachusetts).

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. Significant accounting policies are as follows:

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

Business Combinations

Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Fair values of intangible assets are estimated by valuation models prepared by our management and third-party advisors. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheets, and the operating results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Any change in the fair value of acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in the consolidated statement of operations in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and 2021. As of September 30, 2022 and 2021, our cash included cash on hand and cash in the bank. The Company maintains its cash in accounts held by highly reputable financial institutions which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of September 30, 2022, approximately $2.8 million of the Company’s cash balance was uninsured. The Company has not experienced any losses on cash.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. We do not have any significant off-balance sheet credit exposure related to our customers. There were no customers with accounts receivable balances that exceeded 10% of accounts receivable at September 30, 2022. Cash flows from accounts receivable are recorded in operating cash flows.

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

The fair values of the warrants issued by the Company as part of the acquisition price were determined using level 2 measurements and are discussed in further detail in Note 3.

Goodwill, Intangible, and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 (Intangibles – Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually at the beginning of the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. The goodwill was evaluated at the acquisition date and the fair value of the goodwill was determined to be less than the carrying amount of the goodwill by $5.7 million. As a result, an impairment charge was recorded on the acquisition date of $5.7 million was recorded and the net carrying amount of goodwill was $1.4 million.

None of the goodwill associated with the Business Combination is deductible for income tax purposes.

We did not record indefinite-lived intangible assets in the fiscal years ended September 30, 2022 and 2021.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers). We recognize revenue for the sale of products or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally, this occurs when we deliver a product or perform a service. In certain cases, recognition of revenue is deferred until the product or service is received by the customer or at some other point in the future when we have determined that we have satisfied our performance obligations under the contract. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

Revenue recognition guidance is a five-step revenue recognition model that requires reporting entities to:

1. Identify the contract,

2. Identify the performance obligations of the contract,

3. Determine the transaction price of the contract,

4. Allocate the transaction price to the performance obligations, and

5. Recognize revenue.

Revenue is recorded in an amount that reflects the consideration we expect to receive in exchange for those products or services. We do not have any material variable consideration arrangements, or any material payment terms with our customers other than standard payment terms which generally range from net 30 to net 90 days.

Nature of Products and Services

We identify, develop, and deploy cybersecurity, privacy, and risk management solutions for our clients and customers in North America. We categorize our products and services as either vCISO Services or Cybersecurity Software and Services. As a result of the Business Combination, we announced a proprietary cybersecurity software product called Enclave. We also sell third party software and services through a network of strategic partnerships.

Types of Contracts with Customers

Our contracts with customers are generally structured as annual subscription agreements or project specific statements of work. Our annual subscription agreements include a minimum number of service hours per year or month and a specified rate for the minimum amount of services to be delivered during the subscription time period. Payment terms and any other customer-specific acceptance criteria are also specified in the contracts and statements of work.

Contract Balances

We record accounts receivable at the time of invoicing. Accounts receivable, net of the allowance for doubtful accounts, is included in current assets on our balance sheet. To the extent that we do not recognize revenue at the same time as we invoice, we record a liability for deferred revenue. In certain instances, we also receive customer deposits in advance of invoicing and recording of accounts receivable. Deferred revenue and customer deposits are included in current liabilities on our consolidated balance sheets.

When used, the allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, if any, historical experience, and other currently available evidence.

Costs to Obtain a Contract with a Customer

The only costs we incur associated with obtaining contracts with customers are sales commissions that we pay to our internal sales personnel or third-party sales representatives. These costs are calculated based on set percentages of the revenue value of each product or service sold. Commissions are considered earned by our internal sales personnel at the time we recognize revenue for a particular transaction. Commissions are considered earned by third-party sales representatives at the time that revenue is recognized for a particular transaction. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets.

See Note 4 for further information about our revenue from contracts with customers.

Leases

We account for leases in accordance with ASC Topic 842 (Leases). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC Topic 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term.

Following the guidance of ASC Topic 842, we are not required to record ROU assets and operating lease liabilities.

See Note 7 for further disclosures regarding our leases.

Research and Development and Software Development Costs

The Company expenses all research and development costs, including patent and software development costs. Our research and development costs incurred for the year ended September 30, 2022, were $178,000.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation – Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of awards, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 8.

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

The Company uses the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. The Company did not record any liabilities for uncertain tax positions during the years ended September 30, 2022, or 2021.

Net Earnings (Loss) Per Common Share

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

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss. During the year ended September 30, 2022, 87,628,920 warrants, and 4,309,262 restricted stock units were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive. There were no anti-dilutive common stock equivalents outstanding during the year ended September 30, 2021.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the research, development and commercialization of its technology.

Warrants

The Company evaluates warrants in accordance with Topic 480 of the FASB ASC and Topic 815 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon exercise of a warrant, it is marked to fair value at the exercise date and then that fair value is reclassified to equity.

Recent Accounting Announcements

FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. There have been several ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Accounting Pronouncements Adopted

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has adopted the guidance effective July 1, 2021.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments are effective for us for reporting periods beginning after September 30, 2023. The amendments replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the amendments when they become effective for us on October 1, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company are currently evaluating the impact of ASU 2019-12 on its financial statements, which is effective for the Company in its fiscal year and interim periods beginning on October 1, 2022.

NOTE 3 – REVERSE MERGER BETWEEN CIPHERLOC CORPORATION AND SIDECHANNEL, INC. (now known as SCS, Inc.)

Overview of the Business Combination

On July 1, 2022 (the “Closing Date”) the Company, then known as Cipherloc Corporation, a Delaware corporation, completed its acquisition (“Business Combination”) of all the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation pursuant to an Equity Securities Purchase Agreement dated May 16, 2022 (the “Purchase Agreement”). On September 9, 2022, SideChannel, Inc. the acquired Massachusetts corporation and a subsidiary of the registrant, changed its name to SCS, Inc. (the “Subsidiary” or “SCS”) and Cipherloc Corporation, the Delaware parent company of the subsidiary has changed its name to SideChannel, Inc.

The transaction was accounted for as a reverse acquisition (“reverse merger”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, SCS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Business Combination: (1) the majority of the Board of Directors of the combined company will be composed of directors designated by the Sellers under the terms of the Purchase Agreement; and (2) existing members of SCS management constituted the management of the combined company. Because SDS has been determined to be the accounting acquirer in the Business Combination, but not the legal acquirer, the transaction is deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As a result, the historical financial statements of SideChannel are the historical financial statements of the combined company.

Following the closing of the Business Combination, SCS, Inc. became a wholly owned subsidiary of the Company. As used herein, the words “the Company” refers to, for periods following the Business Combination, SideChannel, together with its subsidiaries, and for periods prior to the Business Combination, SideChannel Inc., and its direct and indirect subsidiaries, as applicable.

Summary of the Business Combination Terms

Pursuant to the Purchase Agreement, on the Closing Date, the former shareholders of the Subsidiary (the “Sellers”) exchanged all of their equity securities in the Subsidiary for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). The Sellers are entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares” and together with the First Tranche Shares and the Series A Preferred Stock, the “Shares”) at such time that the operations of the Subsidiary, as a subsidiary of the Company, achieves at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement. The Second Tranche shares were valued using the closing price on July 1, 2022 of $0.10 per share which resulted in a fair value of $6.1 million.

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

The Shares are subject to a Lock-Up/Leak-Out Agreement, pursuant to which, subject to certain exceptions, the Sellers may not directly or indirectly offer to sell, or otherwise transfer, any of the Shares for twenty-four months after the Closing Date without the prior written consent of the Company. Notwithstanding the foregoing, pursuant to the Lock-Up/Leak-Out Agreement, each of the Sellers may sell up to 20% of their Shares beginning twelve months after the Closing Date, and the remaining 80% of their shares of Common Stock beginning twenty-four months after the Closing Date. The Company is currently performing a formal valuation of the acquisition, including an analysis of any purchase price adjustments, and a review of the assets and liabilities acquired to determine appropriate fair values.

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

Reverse Merger Accounting

The Business Combination was accounted for as a reverse merger involving only the exchange of equity. SCS is the accounting acquirer and Cipherloc is the legal acquirer. In order to account for the acquisition, management closed the books of Cipherloc on the Closing Date, closed all equity accounts to additional paid in capital and merged the balance sheets as of the Closing Date. SCS maintained its historical financial statements, only consolidating Cipherloc’s assets, liabilities, and equity as of the Closing Date.

Because the transaction was between two operating companies, the consideration for Cipherloc assumed by SCS to effectuate the Business Combination was fair valued at approximately $15.2 million composed of $9.0 million in market capitalization of Cipherloc on July 1, 2022 (88.4 million shares outstanding and a per share price of $0.101 plus $6.2 million for the fair value of warrants outstanding on July 2, 2022).

Cipherloc consolidated SCS as of the closing date of the agreement, and the results of operations of Cipherloc include those of SCS. The historical financial statements of Cipherloc before the Business Combination will be replaced with the historical financial statements of SCS before the Business Combination in all future filings with the SEC.

On July 5, 2022, Cipherloc amended and restated its articles of incorporation with the office of the Secretary of State of Delaware to change the Company’s name to SideChannel, Inc.

The Company valued Cipherloc’s equity to determine the consideration paid and the purchase price allocation.

Consideration Paid

The consideration paid was determined as follows:

Shares outstanding	88,445,832
Closing stock price on July 1, 2022	$0.10
Market capitalization on July 1, 2022	$8,949,834
Fair value of warrants vested at July 1, 2022	$6,222,412
Total fair value of Cipherloc at July 1, 2022	$15,172,246

The Company has utilized the following assumptions in its Black-Scholes warrant valuation model to calculate the estimated fair value of the financing warrants as of July 1, 2022:

●	Exercise prices: $0.18 to $1.20 ($0.56 weighted average)
●	Expected life in years: 1 to 8.5 years (3.7 weighted average)
●	Annualized volatility: 168.3%
●	Risk free rate: 2.9% to 3.0%
●	Annual Rate of dividends: 0%

The Company’s objective in estimating expected volatility is to ascertain the assumption about expected volatility that marketplace participants would likely use in determining an exchange price for an option. The Company estimates expected volatility by considering its historical volatility and also considers, based on available information, how the expected volatility of its share price may differ from historical volatility. The Company believes the implied volatility can be useful in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. The Company has made a good faith effort to estimate volatility utilized which will result in the best estimate of expected volatility. As of July 1, 2022 the volatility rate used was 168.3%.

Purchase Price Allocation

The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. The Company engaged a valuation expert to provide guidance to management which was considered and in part relied upon in completing its purchase price allocation. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill.

The following table summarizes the allocation of the purchase price of the assets and liabilities acquired related to the acquisition as of the closing date (in thousands):

Cash	$3,589
Prepaid expenses and deferred costs	583
Intangible assets (IPR&D)	4,940
Goodwill	7,058
Accounts payable and accrued liabilities	(612)
Deferred Tax Liability	(211)
Accrued compensation	(175)
Consideration	$15,172

Deferred Costs

On July 23, 2021, Cipherloc entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). The agreement with Paulson remains in place after the Business Combination. Pursuant to the agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences and exploitation of reasonably available media opportunities; € identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities and (g) render other financial advisory services as may be reasonably requested. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for these services, the Company is issuing to Paulson 4,000,000 shares of the Company’s common stock and agreed to reimburse Paulson for all reasonable and documented expenses incurred by Paulson in connection with providing such services. The fair value of the shares issued was $720,000 which Cipherloc recognized as deferred costs which are amortized at a rate of $45,000 per quarter. The unamortized balance of the deferred cost was $555,000 at June 30, 2022. During the year ended September 30, 2022, the Company expensed $45,000 in amortization expenses. The unamortized balance of the deferred costs was $510,000 at September 30, 2022.

Intangible Assets

The estimated fair values of the identifiable intangible assets acquired were calculated using an income valuation approach which requires a forecast of expected future cash flows either through the use of relief-from-royalty method or multi-period excess earnings methods (“MPEEM”). The estimated useful lives are based on the Company’s experience and expectations as to the duration of the time the Company expects to realize benefits of the assets.

The estimated fair values of the identifiable intangible assets acquired, estimated useful lives and related valuation methodology are as follows:

Intangible Assets:	Preliminary Fair Value (000’s)	Estimated Life in Years	Discount Rate	Valuation Method
IPR&D	$4,940	5-15	22.75%	Income (MPEEM)

The Company will amortize the intangible assets above on a straight-line basis over their estimated useful life once the product is complete and ready for sale. As a finite-lived intangible asset, IPR&D will be evaluated as described in our Summary of Significant Accounting Policies in Note 2. No amortization was recorded during the fiscal year ended September 30, 2022. The Company expects to complete the product and begin sale of the product in fiscal year 2023.

Deferred Tax Liability

As part of the Business Combination, the Company acquired federal tax net operating loss carryforwards of approximately $35 million. In addition the intangible asset acquired, IPR&D, has no basis for tax and resulted in a temporary difference of $4.9 million. These two items were offset and resulted in a deferred tax asset of approximately $7 million which was fully reserved.

For state tax purposes, there were only limited state net operating loss carryforwards, consequently, the temporary difference from the intangible asset acquired resulted in a state deferred tax liability of $211,000.

Unaudited Pro Forma Operating Results

The following presents the unaudited proforma combined results of operations of Cipherloc with SCS as if the entities were combined on October 1, 2020 and show activity for the years ended September 30, 2022 and September 30, 2021.

	For the Year Ended September 30, 2022	For the Year Ended September 30, 2021
Revenues	$4,789	$2,814
Cost of revenues	(2,467)	(1,537)
Gross profit	2,322	1,277
Operating expenses (a)	4,860	4,063
Acquisition costs and goodwill impairment (b)	—	11,888
Operating income (loss)	(2,538)	(14,674)
Other income and (expenses)	13	194
Net income (loss) before income taxes	(2,525)	(14,480)
Income taxes	195	—
Net income (loss)	$(2,720)	$(14,480)

Basic loss per share (c)	$(0.02)	$(0.13)

(a)	All costs incurred in connection with the acquisition have been removed from operating expenses in the proforma statement of operations. Cipherloc incurred $479,055 of transaction expenses and SCS incurred $108,655 of transaction expenses.
(b)	The Company deems it highly probable that SCS will achieve the Milestone which triggers contingent consideration of common stock being issued to the Sellers (59.9 million Second Tranche shares). This issuance is being recorded as a $6.1 million increase in additional paid in capital and $6.1 million of acquisition costs.
(c)	Pro forma weighted average shares outstanding are 145.1 million and 114.8 million for the years ended September 30, 2022 and 2021 respectively.

NOTE 4 – REVENUE

Customer Concentration

During the year ended September 30, 2022, eight customers accounted for approximately 42% of the Company’s revenues. During the year ended September 30, 2021, eight customers also accounted for approximately 45% of the Company’s revenues.

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to CISO, Risk management and other professional services. Deferred revenue also includes contracts for professional services to be performed in the future which are recognized as revenue when SCS delivers the related service pursuant to the terms of the customer arrangement.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $130,000 at September 30, 2022, and $194,000 at September 30, 2021. The deferred revenue is expected to be earned within 12 months of the balance sheet date,

Changes in deferred revenue were as follows:

Year Ended September 30, 2022
Balance on September 30, 2021	$194
Deferral of revenue	107
Recognition of revenue	(171)
Balance at September 30, 2022	$130

Year Ended September 30, 2021
Balance on September 30, 2020	$296
Deferral of revenue	376
Recognition of revenue	(478)
Balance at September 30, 2021	$194

Software License Agreements

During the year ended September 30, 2022, the Company recognized a minimal amount in licensing revenue from a licensing agreement between Castle Shield Holdings LLC (“Castle Shield”) and Cipherloc. The Company and Castle Shield mutually agreed to terminate this agreement on October 14, 2022.

The Company announced Enclave in September 2022 which is a proprietary software product developed to provide network microsegmentation capabilities, also referred to as zero trust network access (“ZTNA”). We expect to launch the product and begin receiving revenue during fiscal year 2023.

NOTE 5 – DEBT

Pursuant to a Membership Interest Redemption Agreement, dated November 3, 2021, by and between the Company and Akash Desai (“Desai Redemption Agreement”), the Company promised to pay Mr. Desai $100,000, without interest, in exchange for Mr. Desai’s right, title, and interest in the Company. Mr. Desai was paid $50,000 at on the execution of the Desai Redemption Agreement and the remaining $50,000 is due on or before December 31, 2023.

The implied interest on the note payable component of the Desai Redemption Agreement was deemed insignificant.

NOTE 6 – RELATED PARTY TRANSACTIONS

Brian Haugli, the Company’s Chief Executive Officer and a stockholder in the Company is also a principal shareholder of RealCISO Inc. (“RealCISO”). On September 22, 2020 SideChannel assigned to RealCISO Inc. certain contracts and intellectual property. The Company is a reseller of the RealCISO software. The Company receives revenue from its customers for the use of RealCISO software and pays licensing fees to RealCISO for such use. SideChannel paid $98,000 to RealCISO for licenses that SideChannel resold to its clients during the year ended September 30, 2022.

No other related party transactions occurred during the years ending September 30, 2022, and September 30, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is currently not involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

Currently Pending Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of the Company, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required Cipherloc pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceed $1,000,000. The Company believes it has made all required payments and delivered the stock to the plaintiffs. The case is currently being defended by the Company. The Company believes it has meritorious defenses to the allegations, and the Company intends to continue to vigorously defend against the litigation.

Litigation Settled During the Year Ended September 30, 2022

In December 2017, Robert LeBlanc filed a petition against Cipherloc and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 18-0005). Mr. LeBlanc sought damages against Cipherloc exceeding $1 million, but less than $10 million. On May 19, 2022, Mr. LeBlanc entered into a joint settlement agreement with Cipherloc, Cipherloc’s directors and officer’s liability carrier, and Mr. De La Garza. As part of this settlement agreement, Cipherloc paid Mr. LeBlanc $109,432 in cash and issued him 200,000 shares of Cipherloc’s common stock in exchange for his release of Cipherloc from all past and future liabilities associated with this matter.

Leases

In December 2021, the Company and the landlord for its leased office space in Worcester, MA entered into a lease agreement. The lease became effective on January 1, 2022 and has a one-year term. The initial monthly rent is $930, and the lease agreement provided for annual rent increases of approximately 2.7%. The lease automatically renews for a one year term, unless either party to the lease agreement notifies the other of the intent to terminate the lease in writing at least 60 days prior to the expiration of the current term. The landlord of the property leased at 146 Main Street in Worcester, Massachusetts is not an affiliate of the Company.

Prior to September 30, 2022, the Company had a month-to-month lease with Nolen & Associates to use office space along with the Company’s chairman, Tom Wilkinson, for its company headquarters in Austin, Texas. This lease was terminated on September 30, 2022.

These leases have been accounted for as a month-to-month lease and no right of use asset or lease liability has been recorded at September 30, 2022.

Cash Flow Impact of Leases

The Company is not carrying any assets or liabilities associated with leases for the fiscal years 2022 or 2021. Therefore, the Company does not have any cash flow impacts to report for leasing activities.

NOTE 8 - STOCKHOLDERS’ EQUITY

Effective December 29, 2021, SCS was authorized to issue 1,000 shares of common stock with a $0.01 per share par value. The 1,000 shares of common stock were exchanged for 59,900,000 shares of Cipherloc common stock and 100 shares of Series A Preferred stock. As a result, the financial statements have been adjusted retroactively to reflect these shares as being outstanding as of September 30, 2020.

Five individuals owned 100% of SCS’s 1,000 shares of issued common stock with one individual owning 71% and a second individual owning 11% of the common stock. The remaining three shareholders each owned 6% of the common stock. SCS did not have any convertible debt or issued preferred stock.

SideChannel LLC redeemed units from Taylor Lehmann in exchange for $90,000 as stated in a Membership Interest Redemption Agreement executed on November 20, 2020. Mr. Lehmann received a total of $90,000 in redemption payments between November 23, 2020 and December 21, 2020.

As explained in Note 5, in December 2021, while it was SideChannelSec LLC, the Company promised to pay Mr. Desai $100,000, without interest, in exchange for Mr. Desai’s right, title, and interest in the Company.

SideChannel LLC made profit sharing distributions of $461,000 during the fiscal year ended September 30, 2022 and $210,000 during the year ended September 30, 2021 in accordance with its partnership agreements.

Common Stock

As of September 30, 2022, and 2021, the Company had 148,724,056 and 59,900,000 shares of common stock outstanding, respectively, and was authorized to issue 681,000,000 shares of common stock at a par value of $0.001.

Common Stock Issued for Cash

The Company did not issue shares of common stock for cash during the year ended September 30, 2022.

From March 31, 2021, to April 16, 2021, Cipherloc entered into a Securities Purchase Agreement (the “Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers an aggregate of (a) 55,549,615 shares of common stock (“Offering Shares”), and (b) warrants to purchase 55,549,615 shares of common stock of the Company (“Offering Warrants”). The Offering Shares and Offering Warrants were sold at a price of $0.18 per combined unit of an Offering Share and an Offering Warrant (the “Offering Price”). .

Common Stock Issued for Business Combinations

On July 1, 2022 the Company issued a total of 59,900,000 shares of common stock related to the Business Combination detailed in Note 3 of this Form 10-K.

The Company did not issue shares for mergers and acquisitions related activity during fiscal year 2021.

Common Stock Issued for Services

On July 23, 2021, Cipherloc entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). The agreement with Paulson remains in place after the Business Combination. Pursuant to the agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities and (g) render other financial advisory services as may be reasonably requested. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for these services, the Company issued to Paulson 4,000,000 shares of the Company’s common stock and agreed to reimburse Paulson for all reasonable and documented expenses incurred by Paulson in connection with providing such services. The 4,000,000 shares were issued to Paulson on February 24, 2022. The unamortized costs of the consulting agreement have been accounted for as part of the transaction and are being amortized over the remaining life of the agreement,

The Company’s Board of Directors have elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock, instead of cash. On September 15, 2022, the Company issued shares of 180,557 for a value of $33,000 to the Board of Directors for the fourth quarter of 2022. On July 1, 2022, 100,000 shares for a value of $10,000 were issued to an outgoing board of director. An additional $30,000 of stock based compensation has been recorded and reported in Shared Issued for Services on the Consolidated Statement of Shareholders Equity.

The Company did not issue shares of common stock for services during the year ended September 30, 2021.

Common Stock Issued for Legal Settlement

On June 6, 2022, Cipherloc had entered into the mediated settlement agreement with Robert LeBlanc described above. Pursuant to that agreement, Cipherloc had issued a total of 200,000 shares of the Company’s common stock to Mr. LeBlanc.

Common Stock and Restricted Stock Units Issued to Directors and Officers

As of this filing, the Company is making equity compensation awards to employees, directors, and contractors using the 2021 Omnibus Equity Compensation Plan (“Equity Incentive Plan”) approved by stockholders on September 13, 2021. The approval on September 13, 2021 included a reserve of 8.0 million shares for awards. The Equity Incentive Plan also allows for an annual increase in the reserve up to an amount approximately equal to five percent (5%) of the fully diluted outstanding shares at the end of the prior calendar year. On June 29, 2022, the Board of Directors authorized an 8,186,106 increase in the shares reserved for the Equity Incentive Program. Awards granted under the Equity Incentive Plan in lieu of compensation are exempt from counting against the reserve.

2021 Omnibus Equity Incentive Plan Reserve (000’s)

Initial Reserve at September 13, 2021	8,000

Non-exempt Awards	(5,561)
Forfeitures	180
2022 Annual Reserve Increase	8,186

Reserve at September 30, 2022	10,805

Reserve percent of outstanding shares at September 30, 2022	7.3%

In 2022 and assumed with the Business Combination, the Company granted restricted stock units (“RSU’s”) to directors and employees with service-based vesting conditions. The restricted stock units vest over a 3 year service period. The following table summarizes the activity of our restricted stock units granted under our 2021 Equity Incentive Plan.

The weighted average grant-date fair value of awards granted during the year ended September 30, 2022 was $0.11 per share. The remaining weighted average term to vesting is 2.4 years and the unamortized stock compensation expense is $427,000.

Awards were made to named executives and directors of the Company under the Equity Incentive Plan. The table below summarizes the unearned incentive compensation awards at September 30, 2022 for named officers and directors. All unearned awards made during the fiscal year were RSU’s subject to vesting over three years.

Number of RSU’s
RSU Grants Acquired at July 1, 2022	1,981,484
Granted	2,605,556
Vested	(97,667)
Canceled/Forfeited	(180,111)
Outstanding Grants at September 30, 2022	4,309,262

Preferred Stock

As of September 30, 2022 and 2021, the Company had 100 and 100 shares of preferred stock outstanding, respectively. The shares of Series A Preferred Stock were issued as part of the Business Combination. The 100 shares of preferred stock have that were exchanged for SCS, Inc. common stock have been retroactively reflected as issued and outstanding on September 30, 2020. A The Series A Preferred Stock contains a Board Designation Right which provides that the holders of the majority of the Series A Preferred Stock have the right to elect a majority of the Company’s Board of Directors.

Warrants

On July 1, 2022 following the Business Combination, we assumed the outstanding warrants of Cipherloc.

Warrant activities for the period from July 1, 2022 to September 30, 2022 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants Acquired at July 1, 2022	87,628,920	$0.56	4.77
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding at September 30, 2022	87,628,920	$0.56	4.37

The fair value of the warrants was considered as part of the acquisition costs of Cipherloc as described in Note 3.

NOTE 9 - INCOME TAXES

From SCS’s inception to December 29, 2021, SCS was not subject to federal and state income taxes since it was operating as a Limited Liability Company (LLC). Effective with the conversion to a corporation, the stockholders of SCS elected to be taxed as a Subchapter C corporation under the provisions of Subchapter C of the Internal Revenue Code. Federal income taxes were the responsibility of SCS’s stockholders during the audited periods, as were certain state income taxes. Therefore, no provision or liability for income taxes is reflected in the financial statements.

SCS has adopted the provisions related to accounting for uncertainty in income taxes, which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has considered its tax positions and believes that all of the positions taken by SCS in its federal and state tax returns are more likely than not to be sustained upon examination.

SCS is subject to tax examinations by federal and state tax authorities for years after 2018.

SideChannelSec, LLC converted to a Massachusetts corporation on December 29, 2021. Upon this conversion SCS will be taxed as a corporation. SCS utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2022, and 2021 consist of the following:

	September 30,
(000’s)	2022	2021
Current:
Federal	$136	$—
State	59	—
Total	$195	$—

Deferred:
Federal	$—	$—
State	—	—
Total	—	—

Provision (benefit) for income taxes, net	$195	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2022	2021
Statutory federal income tax rate	21. 00%	21.00%
Tax impact passed-through to SideChannelSec LLC members		(21.00)
Non-deductible contingent consideration	(8.72)	—
Non-deductible impairment of goodwill	(8.14)
Non-deductible stock-based compensation	(0.10)
Change in state statutory tax rate	0.80	—
Change in valuation allowance	(4.84)
		—
Effective tax rate	(1.29)%	0.00%

For the years ended September 30, 2022 and 2021, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $195,000 for the year ended September 2022 and $0 for the year ended September 2021 is the result of the non-deductible contingent consideration plus impairment of goodwill and additional net operating loss carry forward offset by the valuation allowance.

The fiscal year 2021 income tax expense is $0 because the Company was an LLC during that fiscal year with the LLC members responsible for the income taxes generated from the Company’s income. For the same reason, the Company did not have deferred income tax assets or liabilities at September 30, 2021.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Federal

	September 30,
	2022	2021
Net operating loss carry forward	$7,480	$—
Intangible asset – not deductible for tax	(1,038)	—
Deferred compensation	(59)	—
Valuation allowance	(6,383)	—
Deferred income tax asset	$—	$—

State

	September 30,
	2022	2021
Net operating loss carry forward	$178	$—
Intangible asset – not deductible for tax	(211)	—
Valuation allowance	(178)	—
Deferred income tax asset	$(211)	$—

The Company has a net operating loss carry forward of $35.6 million available to offset future taxable income. Of which, $2.6 million will expire within the next five years, and the remaining $33.0 million will expire thereafter. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. The Company has adjusted the net operating losses incurred prior to 2015 to reflect only the losses not subject to limitation. The Company has provided for a valuation reserve against the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015, are subject to an annual limitation of approximately $525,000.

Utilization of the pre-Business Combination net operating loss carryforwards (“pre-Combination NOL’s”) attributable to Cipherloc may become subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes occurred during the tax year associated with the Business Combination. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Future ownership changes may trigger Section 382 and therefore, substantially limit the amount of pre-Combination NOL’s that can be utilized annually to offset future taxable income.

The Company is current on all its federal income tax filings. The Company is subject to IRS examinations for periods beginning after September 30, 2018.

NOTE 10 - SUBSEQUENT EVENTS

On November 9, 2022 our Board of Directors authorized equity incentive grants totaling 2,882,539 RSU’s to four (4) employees. Each of these grants will vest over three (3) years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s principal executive officers have assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, the Company’s principal executive officers were guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Update). The Company’s principal executive officers have concluded that based on their assessment, as of September 30, 2022, that our internal control over financial reporting were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the Business Combination, we have been a private company with limited accounting personnel and other resources necessary for effective internal controls over financial reporting. In addition, our auditors identified material weaknesses in our internal control over financial reporting during the audit of the fiscal year ended September 30, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience and (b) lack of accounting research on critical accounting policies including business combinations and specifically the valuation of warrants in calculating the consideration paid during the Business Combination. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The remediation efforts we will undertake during fiscal year 2023 are intended to increase our accounting knowledge, training, and experience through increased staffing and engagement with the appropriate third-party subject matter experts.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The complete text of this Code of Ethics is available on the SEC’s EDGAR system as described in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and the Company’s equity compensation plans are incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

	1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Form 10-K.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Index	Description of Document

2.1	Agreement and Plan of Merger by and between Cipherloc Corporation, a Texas corporation and Cipherloc Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 17, 2021).
3.1	Certificate of Incorporation of Cipherloc Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 30, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 6, 2022).
3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 6, 2022).
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1	Form of Securities Purchase Agreement between Cipherloc, a Texas corporation and the several purchasers of the Company’s units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021).
10.2	Form of Registration Rights Agreement dated March 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2021).
10.3	Form of Lockup Agreement between Cipherloc Corporation, a Texas corporation and the several purchasers of the Company’s Units (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2021).
10.4	Placement Agent Agreement between Cipherloc Corporation, a Texas corporation and Paulsen Investment Company, LLC related to the Company’s sole of Units incorporated by reference to Exhibit 10.4.
10.5	Indemnification Agreement by and between the Company and Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 8, 2021).
10.6	Letter Agreement with Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2021).
10.7	Technology Partnership and Authorized Reseller Licensing Agreement between the Company and ECS Federal, LLC dated March 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on April 30, 2021).
10.8	Authorized Reseller/Developer Agreement with Arnouse Digital Devices (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on April 30, 2021).
10.9*	Ryan Polk Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2021).
10.10*	2021 Omnibus Equity Incentive Plan approved by the Company’s stockholders at the 2021 Annual Meeting held September 13, 2021 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 20, 2021).
10.11	Independent Contractor Agreement by and between the Company and Sammy Davis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2022).
10.12	Purchase Agreement between the Company and SideChannel, Inc. and The Sellers Therein and Brian Haugli, as the Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2022).
10.13*	Brian Haugli Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2022).
14.1	Code of Ethics for Directors, Officers and Employees of SideChannel and its Affiliates, dated August 8, 2019 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on August 12, 2019).
22.1	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document (filed herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension definition Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments) (filed herewith)

*Indicates management or compensatory plan or arrangement

EXHIBIT 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SideChannel, Inc.

Date: December 20, 2022	By:	/s/ Brian Haugli
Brian Haugli
President and Chief Executive Officer, Director

Date: December 20, 2022	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: December 20, 2022	By:	/s/ Brian Haugli
Brian Haugli
President Chief Executive Officer, Director (principal executive officer)

Date: December 20, 2022	By:	/s/ Tom Wilkinson
Tom Wilkinson
Chairman of the Board of Directors

Date: December 20, 2022	By:	/s/ Anthony Ambrose
Anthony Ambrose
Director

Date: December 20, 2022	By:	/s/ Hugh Regan, Jr.
Hugh Regan, Jr.
Director

Date: December 20, 2022	By:	/s/ Deborah MacConnel
Deborah MacConnel
Director

Date: December 20, 2022	By:	/s/ Kevin Powers.
Kevin Powers
Director

