Form 10-Q
period 2022-12-31
SideChannel, Inc.
filed 2023-02-09
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

(508) 925-0114

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	SDCH	N/A

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

As of February 3, 2023, the registrant had 148,904,613 shares of common stock outstanding.

SIDECHANNEL, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE ENDED DECEMBER 31, 2022, AND 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$2,553	$3,030
Accounts receivable, net	570	612
Deferred costs	180	180
Prepaid expenses and other current assets	274	320
Total current assets	3,577	4,142

Fixed assets	—	—
Goodwill	1,356	1,356
Intangibles	4,940	4,940
Deferred costs	285	330
Total assets	$10,158	$10,768

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$698	$786
Deferred revenue	74	130
Promissory note payable	50	50
Income taxes payable	195	195
Total current liabilities	1,017	1,161

Deferred tax liability	211	211
Total liabilities	1,228	1,372

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 100 and 100 shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, $0.001 par value, 681,000,000 shares authorized; 148,904,613 and 148,724,056 shares issued and outstanding; December 31, 2022 and September 30, 2022	149	149
Additional paid-in capital	21,316	21,180
Accumulated deficit	(12,535)	(11,933)
Total stockholders’ equity	8,930	9,396
Total liabilities and stockholders’ equity	$10,158	$10,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Revenues	$1,546	$1,048
Cost of revenues	681	476
Gross profit	865	572

Operating expenses
General and administrative	1,030	205
Sales and marketing	307	43
Research and development	135	—
Total operating expenses	1,472	248
Operating income (loss)	(607)	324

Other income (expenses)
Other income (expense), net	5	4
Net income (loss)	$(602)	$328

Net loss per common share – basic and diluted	$(0.00)	$0.01

Weighted average common shares outstanding – basic and diluted	148,733,860	59,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except preferred shares)

(Unaudited)

For the Three Months ended	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
December 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2021	100	$—	59,900	$60	$23	$344	$427
Equity redemptions	—	—	—		—	(100)	(100)
Equity distributions	—	—	—	—	—	(461)	(461)
Net income	—	—	—	—	—	328	328
Balance at December 31, 2021	100	$—	59,900	$60	$23	$111	$194

For the Three Months ended	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
December 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	100	$—	148,724	$149	$21,180	$(11,933)	$9,396
Shares issued for services	—	—	181		18		18
Stock-based compensation expense issued to directors & employees	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	(602)	(602)
Balance at December 31, 2022	100	$—	148,905	$149	$21,316	$(12,535)	$8,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(602)	$328
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Amortization	45	—
Stock-based compensation	115	—
Changes in operating assets and liabilities:
Accounts receivable	42	136
Unbilled revenue	—	95
Prepaid expenses and other assets	46	—
Accounts payable and accrued liabilities	(67)	163
Deferred revenue	(56)	(130)
Net cash used in operating activities	(477)	592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity redemption	—	(50)
Equity distribution	—	(461)
Net cash used in financing activities	—	(511)

(DECREASE) INCREASE IN CASH	(477)	81
CASH, BEGINNING OF PERIOD	3,030	348
CASH, END OF PERIOD	$2,553	$429

Stock-based compensation included in accounts payable and accrued liabilities	$21

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity redemption with notes payable		$50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Dollars in thousands except shares and per share data)

NOTE 1 – NATURE OF OPERATIONS

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market we believe is currently underserved. Our cybersecurity offerings identify and develop cybersecurity, privacy, and risk management solutions for our customers. We target customers that need cost-effective security solutions. Our growth plan to address the needs of our customers is to provide more effective and cost-efficient products and tech-enabled services cybersecurity and related including virtual Chief Information Security Officer (“vCISO”), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

Our growth strategy focuses on these three initiatives:

1.	Securing new vCISO clients;
2.	Adding new Cybersecurity Software and Services (“Cybersecurity Software and Services”) offerings; and
3.	Increasing adoption of Cybersecurity Software, including Enclave, and Services offerings at vCISO clients.

vCISO clients typically enter into twelve (12) month engagements consisting of a monthly subscription with an annual renewal option, as well as additional vCISO time and material projects, which range from $350 to $450 per hour. Each vCISO is embedded into the C-suite of from two (2) to five (5) of our clients.

During September 2022, we announced a proprietary product called Enclave, which simplifies an important cybersecurity tactic called “microsegmentation”. Enclave seamlessly combines access control, microsegmentation, encryption, and other secure networking concepts to create a comprehensive solution. It allows information technology professionals to easily segment the enterprise network, place the right assets in those segments, and direct network traffic. We expect to begin recognizing revenue from Enclave during fiscal year 2023.

On July 1, 2022 (the “Closing Date”) we completed an acquisition (“Business Combination”) of all the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation, pursuant to an Equity Securities Purchase Agreement dated May 16, 2022 (the “Purchase Agreement”). On September 9, 2022, SideChannel, Inc., the acquired Massachusetts corporation and a wholly owned subsidiary of the registrant, changed its name to SCS, Inc. (the “Subsidiary” or “SCS”). Cipherloc Corporation, the Delaware parent company of the Subsidiary, has changed its name to SideChannel, Inc. (“SideChannel”). As used herein, the words “the Company” refers to, for periods from July 1, 2022 and forward, SideChannel, and for periods prior to July 1, 2022, SCS, and its direct and indirect subsidiaries, as applicable.

The Business Combination was treated as a reverse acquisition (reverse merger), in accordance with U.S. GAAP. Under this method of accounting, SCS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts immediately following the Business Combination that: (1) a majority of the Board of Directors of the combined company will be composed of directors designated by the Sellers under the terms of the Purchase Agreement; and (2) existing members of SCS management constituted the management of the combined company. As SCS was determined to be the accounting acquirer in the Business Combination, but not the legal acquirer, the transaction was deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

American Mortgage Company, the predecessor in interest to the Company was incorporated in the State of Texas on June 22, 1953. Effective August 27, 2014, American Mortgage Company changed its name to “Cipherloc Corporation.” Cipherloc Corporation (“Cipherloc”) reincorporated in Delaware effective September 30, 2021, and on July 5, 2022, Cipherloc changed its name to “SideChannel, Inc.”

Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is www.sidechannel.com.

COVID-19 Pandemic

We are following the guidance of the Centers for Disease Control and Prevention and the local regulatory authorities in regions outside the U.S. While the negative impact of COVID-19 on our business was reduced significantly throughout 2022, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past two years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, identifiable intangibles, and deferred tax assets and liabilities, including related valuation allowances, are based upon estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended September 30, 2022 (the “2022 Form 10-K”) filed on December 20, 2022, with the Securities and Exchange Commission (“SEC”).

Subsequent Events

We have assessed our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended December 31, 2022.

Segment Information

We manage our operations as a single operating segment for the purposes of assessing performance and making operating decisions.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, our note payable, and embedded conversion features in our stock warrants. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our note payable’s carrying amount approximates it fair value due to the short remaining term.

ASC Topic 820 (Fair Value Measurement) establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The fair values of the warrants issued by us as part of the Business Combination were determined using Level 2 inputs in accordance with the guidance in ASC Topic 820.

Goodwill, Intangible, and Long-Lived Assets

We account for goodwill and intangible assets in accordance with ASC Topic 350 (Intangibles – Goodwill and Other) and ASC Topic 360 (Property, Plant and Equipment). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually at the beginning of the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount.

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

Types of Contracts with Customers

Our contracts with customers are generally structured as annual subscription agreements or project specific statements of work. Our annual subscription agreements include a minimum number of service hours per year or month and a specified rate for the minimum amount of services to be delivered during the subscription period. Payment terms and any other customer-specific acceptance criteria are also specified in the contracts and statements of work.

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

When used, the allowance for doubtful accounts reflects our estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, if any, historical experience, and other currently available evidence.

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

Leases

We account for leases in accordance with ASC Topic 842 (Leases). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC Topic 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our consolidated balance sheets. We do not currently have any operating lease ROU assets and operating lease liabilities. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.

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

Income Taxes

We utilize the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Basic and Diluted Net Loss per Common Share

Earnings (loss) per common share - basic is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Earnings (loss) per common share - diluted is computed by dividing earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

Warrants

We account for warrants in accordance with ASC Topics 480 and 815. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in our Consolidated Statement of Operations as a component of other income or expense. Upon exercise of a warrant, it is marked to fair value at the exercise date and then that fair value is reclassified to equity.

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2016, the FASB issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments are effective for us for reporting periods beginning after September 30, 2023. The amendments replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the amendments when they become effective for us on October 1, 2023. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

NOTE 3 – ACQUISITIONS

Reverse Merger Between Cipherloc Corporation and SideChannel, Inc. (now known as SCS, Inc.)

As discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K, on the Closing Date, the former stockholders of the Subsidiary (the “Sellers”) exchanged all of their equity securities in the Subsidiary for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). The Sellers are entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares” and together with the First Tranche Shares and the Series A Preferred Stock, the “Shares”) at such time that the operations of the Subsidiary, as a subsidiary of the Company, achieves at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement. The Second Tranche shares were valued using the closing price on July 1, 2022 of $0.10 per share which resulted in a fair value of $6.1 million.

As of December 31, 2022, our trailing twelve-month revenue was $5.3 million.

The following presents the unaudited proforma combined results of operations of Cipherloc with SCS as if the entities were combined on October 1, 2021, and show activity for the three months ended December 31, 2021.

For the Three Months Ended December 31, 2021
Revenues	$1,048
Cost of revenues	(476)
Gross profit	572
Operating expenses	900
Operating loss	(328)
Other income	4
Net loss before income taxes	(324)
Income taxes	—
Net loss	$(324)

Basic loss per share (a)	$(0.00)

(a)	Pro forma weighted average shares outstanding were 148.1 million for the three months ended December 31, 2021.

NOTE 4 – REVENUE FROM CONTRACTS FROM CUSTOMERS

Customer Concentration

During the three months ended December 31, 2022, eight customers accounted for approximately 42% of our revenues. During the three months ended December 31, 2021, eight customers also accounted for approximately 38% of our revenues. None of the customers individually accounted for over 10% of our revenue during the three months ended December 31, 2022 and 2021.

Deferred Revenue

Deferred revenue was $74,000 at December 31, 2022. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue were as follows:

Three Months Ended December 31, 2022
Balance on September 30, 2022	$130
Deferral of revenue	13
Recognition of revenue	(69)
Balance at December 31, 2022	$74

We internally report our revenue using two categories. The first, “vCISO Services”, captures the revenue for the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis, thus the acronym “vCISO”. Services delivered by SideChannel through our team of vCISOs include assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services.

Our second revenue category encompasses an array of “Cybersecurity Software and Services” that our clients deem necessary to protect their digital assets. These include cybersecurity software owned by SideChannel and software sourced from third parties. SideChannel earns commissions on third-party software sales which it recognizes as revenue. Cybersecurity services are also delivered directly by SideChannel employees and indirectly by third party service providers.

The table below reflects the revenue by category for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31
	2022		2021
		% of Total		% of Total	$ Change	% Change
Revenue
vCISO Services	$1,010	65.4%	$629	60.0%	$381	60.6%
Cybersecurity Software & Services	536	34.6%	419	40.0%	117	27.9%
Total	$1,546		$1,048		$498	47.5%

NOTE 5 – DEBT

Pursuant to a Membership Interest Redemption Agreement, dated November 3, 2021, by and between the SCS and Akash Desai (“Desai Redemption Agreement”), we promised to pay Mr. Desai $100,000, without interest, in exchange for Mr. Desai’s right, title, and interest SCS. Mr. Desai was paid $50,000 at the execution of the Desai Redemption Agreement and the remaining $50,000 is due on or before December 31, 2023.

The implied interest on the note payable component of the Desai Redemption Agreement was deemed insignificant.

NOTE 6 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and one of our stockholders, is also a principal shareholder of RealCISO Inc. (“RealCISO”). On September 22, 2020, SideChannel assigned to RealCISO certain contracts and intellectual property. We are a reseller of RealCISO software. We receive revenue from our customers for the use of RealCISO software and we pay licensing fees to RealCISO for such use. During the three months ended December 31, 2022, we paid $36,000 to RealCISO for additional licenses that SideChannel can resell to its clients.

Ryan Polk, our Chief Financial Officer, David Chasteen, our Executive Vice President of Sales and Nick Hnatiw, our Chief Technology Officer each have amounts payable to the Company in relation to the payroll taxes paid by the Company on their behalf for RSU’s that vested during calendar year 2022. The combined balance due from these three individuals is $16,622 and is recorded in prepaid and other current assets as of December 31, 2022. At the time of this Quarterly Report on Form 10-Q (“this Report”) was filed, Mr. Polk had paid the Company in full for his portion of this obligation.

No other related party transactions occurred during the three months ended December 31, 2022.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

In April 2021, Eric Marquez, our former Secretary/Treasurer and Chief Financial Officer, and certain other plaintiffs, filed a lawsuit against Michael De La Garza, our former Chief Executive Officer and President, and us in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required that we pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceed $1,000,000. We believe we have made all required payments and delivered the stock to the plaintiffs. We believe we have meritorious defenses to the allegations, and we intend to continue to vigorously defend against the litigation.

NOTE 8 – STOCK BASED COMPENSATION

We grant equity compensation awards to employees, directors, and contractors under the 2021 Omnibus Equity Compensation Plan (“Equity Incentive Plan”) approved by stockholders on September 13, 2021.

In 2022 the Company granted restricted stock units (“RSU’s”) to directors and employees with service-based vesting conditions. The restricted stock units vest over a 3-year service period.

The following table summarizes the activity for unvested RSU’s granted to directors and employees during the quarter ended December 31, 2022:

	Weighted Average Grant Date Fair Value	Number of RSU’s
Outstanding Grants at September 30, 2022	$0.11	4,309,262
Granted	$0.14	2,882,539
Vested	—	—
Canceled/Forfeited	—	—
Outstanding Grants at December 31, 2022	$0.12	7,191,801

We incurred stock-based compensation expense of $115,000 for the three months ended December 31, 2022. Unamortized stock compensation expense is $727,000 as of December 31, 2022.

NOTE 9 - STOCKHOLDERS’ EQUITY

Effective December 29, 2021, SCS was authorized to issue 1,000 shares of common stock with a $0.01 per share par value. The 1,000 shares of common stock were exchanged for 59,900,000 shares of Cipherloc Common Stock common stock and 100 shares of Series A Preferred Stock of Cipherloc. As a result, the financial statements have been adjusted retroactively to reflect these shares as being outstanding as of September 30, 2020.

As explained in Note 5, in December 2021, we promised to pay Mr. Desai $100,000, without interest, in exchange for Mr. Desai’s right, title, and interest in SCS.

SideChannel LLC made profit sharing distributions of $489,000 during the three months ended December 31, 2021. in accordance with its partnership agreements.

Common Stock

As of December 31, 2022, and 2021, we had 148,904,613 and 59,900,000 shares of common stock outstanding, respectively, and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the three months ended December 31, 2022.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the three months ended December 31, 2022.

Common Stock Issued for Services

Our Board of Directors (“Board”) has elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock, instead of cash. On December 27, 2022, the Company issued 180,557 shares of common stock as compensation for a value of $18,000 to the Board for the first quarter of fiscal year 2023.

Common Stock Issued Under Equity Incentive Plan

We did not issue shares of common stock as incentive compensation during the three months ended December 31, 2022.

Preferred Stock

As of December 31, 2022, we had 100 shares of Series A Preferred Stock outstanding. These shares were issued as part of the Business Combination. The 100 shares of Series A Preferred Stock that were exchanged for SCS, Inc. common stock have been retroactively reflected as issued and outstanding as of September 30, 2020. The Series A Preferred Stock contains a Board Designation Right which provides that the holders of the majority of the Series A Preferred Stock have the right to elect a majority of our Board of Directors.

Warrants

Prior to the July 1, 2022 Business Combination, Cipherloc had outstanding warrants which continue to be binding on the Company after the Business Combination.

The following table summarizes warrant activity for the period from September 30, 2022 to December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2022	87,793,920	$0.56	5.02
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(75,000)	2.00	—
Outstanding at December 31, 2022	87,718,920	$0.56	4.68

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission on December 20, 2022.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. We are not aware of any misstatements regarding any third-party information presented in this Report; however, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to SideChannel (as defined herein), is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “SideChannel,” and “SideChannel, Inc.” refer specifically to SideChannel, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Report and our audited financial statements and accompanying notes, and the risk factors contained in our annual report on Form 10-K filed for the 2022 fiscal year.

All references to years relate to the fiscal year ended September 30 of the particular year.

Overview

Our Business

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market we believe is currently underserved. Our cybersecurity offerings identify and develop cybersecurity, privacy, and risk management solutions for our customers. We target customers that need cost-effective security solutions. Our growth plan to address the needs of our customers is to provide more effective and cost-efficient products and tech-enabled services cybersecurity and related including virtual Chief Information Security Officer (“vCISO”), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

The Company’s website is www.sidechannel.com.

In support of securing new vCISO clients, we expanded the sales and marketing team from one dedicated person to six between July 1, 2022 and December 31, 2022. vCISO engagements are typically twelve (12) month engagements which consists of a monthly subscription and an annual renewal option as well as additional vCISO time and material projects, which range from $350 to $450 per hour. Each of our vCISOs generally embed into the C-suite executive teams of between two (2) to five (5) of our clients.

Collectively, our cybersecurity professionals collaborate on the development of proprietary software and pursue partnerships with cybersecurity software value added resellers (“VARs”). Commercial relationships with VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn a commission on software engagements we generate through VARs. For the quarter ended December 31, 2022 VAR commissions contributed 2.4% of our revenue versus 2.0% during same quarter in the prior year.

We grew revenue by $498,000 or 47.5% in our first quarter of 2023 compared to our first quarter of 2022 as we execute the three phases of our growth strategy:

1.	Securing new vCISO clients;
2.	Adding new Cybersecurity Software and Services offerings; and
3.	Increasing adoption of Cybersecurity Software, including Enclave and Services offerings at vCISO clients.

Revenue associated with: (i) securing new vCISO clients, and (ii) the addition of new Cybersecurity Software and Services had year-over-year increases for the quarter. Revenue from our vCISO services increased by $318,000 or 60.6%, and Revenue from our Cybersecurity Software and Services category growing by $117,000 or 27.9%. Both categories of revenue experienced an increase in the number of clients as well as an increase in the average revenue per client.

vCISO services is the primary focus in our sales and marketing effort because we believe an effective cybersecurity program begins with leadership. Our clients also ask us to provide day-to-day operational support in the form of security and privacy services and software. The number of vCISO clients using our Cybersecurity Software & Services offering grew on a year-over-year basis.

We also monitor new and retained revenue on a trailing twelve-month basis. The revenue earned from clients during our first twelve months of working with them is classified as “new”; while the revenue earned with clients after our first twelve months of working with them is classified as “retained”. The following table provides details on our new and retained revenue for the twelve months ended December 31, 2022 and 2021:

	Trailing Twelve Months Ended December 31,
	2022		2021
	(000’s)	% of Total	(000’s)	% of Total	$ Change	% Change
vCISO Services
New	$2,050	58.8%	$1,812	85.5%	$238	13.1%
Retained	1,438	41.2%	308	14.5%	1,130	366.9%
Total	$3,488		$2,120		$1,368	64.5%

Cybersecurity Software and Services
New	$676	37.6%	$1,022	74.4%	$(346)	-33.9%
Retained	1,123	62.4%	351	25.6%	772	220.0%
Total	$1,799		$1,373		$426	31.0%

Total (vCISO Services and Cybersecurity Software and Services combined)
New	$2,726	51.6%	$2,834	81.1%	$(108)	-3.8%
Retained	2,561	48.4%	659	18.9%	1,902	288.6%
Total	$5,287		$3,493		$1,794	51.3%

Further, we consider trailing twelve revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue in the measurement period by the total revenue for the previous twelve-month time frame. The following table shows the revenue retention by category for the twelve months ended December 31, 2022 and September 30, 2022.

	Twelve Months Ended
	December 31, 2022	September 30, 2022

Revenue Retention
vCISO Services	67.8%	75.3%
Cybersecurity Software and Services	81.8%	78.1%
Total	73.3%	76.5%

Results of Operations

Three Months Ended December 31, 2022 Versus Three Months Ended December 31, 2021

Comparison of Results

Revenue. Our revenue was $1.5 million for the quarter ended December 31, 2022, compared to $1.0 million for the three-month comparable prior period; an increase of $498,000 or 48%. We believe this increase substantiates our business strategies.

Gross Margins. Gross margins increased to 56.0% for the quarter ended December 31, 2022, from 54.6% for the quarter ended December 31, 2021, which is the result of improved margin on third party services used in the current fiscal year compared to the prior fiscal year being partially offset by a year-over-year decrease in the gross margin on our internally delivered services.

General and Administrative Expenses. Our general and administrative expenses were $1.0 million for the three months ended December 31, 2022, compared to $205,000 for the prior year, an increase of $825,000 or 402%. The significant increase in general and administrative expenses primarily resulted from adding the costs associated with the Company’s public reporting obligations and three (3) additional administrative personnel. New costs related to public reporting include stock-based compensation, board compensation, additional insurance, investor relations services, and professional services.

Sales and Marketing Expenses. Our sales and marketing expenses were $307,000 for the three months ended December 31, 2022, compared to $43,000 for the prior year, an increase of $264,000 or 614%. The increase was driven by the recent increase in sales and marketing staff discussed earlier and the related salary and independent contractor expense along with higher spend on third-party marketing services.

Research and Development Expenses. Our research and development expenses were $135,000 for the three months ended December 31, 2022, compared to $0 for the prior year. These costs are driven by personnel expenses and expenses incurred from independent contractors related to the development of Enclave.

Net Income (Loss). We incurred a net loss of $602,000, or $0.00 per share, for the three months ended December 31, 2022, compared to net income of $328,000, or $0.01 per share, for the three months ended December 31, 2021. The net loss for the three months ended December 31, 2022 was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

We had an accumulated deficit of $12.5 million as of December 31, 2022. We expect to incur continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations. On December 31, 2022, we had cash of $2.6 million. We maintain our cash in accounts held by reputable financial institutions which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of December 31, 2022, approximately $2.0 million of the Company’s cash balance was uninsured. The Company has not experienced any losses on cash.

We had working capital of $2.6 million as of December 31, 2022, compared to working capital of $3.0 million as of September 30, 2022.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Three Months Ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(477)	$592
Investing activities	$—	$—
Financing activities	$—	$(511)

Operating Activities

We receive cash each month from revenue generated with our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a listed entity.

We used cash in operating activities in the amount of $477,000 for the three months ended December 31, 2022. For the quarter ended December 31, 2022, we recorded a net loss of $602,000. During the same period, our non-cash charges primarily consisted of $115,000 in stock compensation expense and $45,000 in amortization. The change in our net operating assets and liabilities was primarily due to decreases in accounts receivable and prepaid assets of $88,000 along with decreases in accounts payable and accrued liabilities of $123,00.

Investing Activities

There were no cash activities in investing for the three months ended December 31, 2022.

Financing Activities

The were no cash activities in financing for the three months ended December 31, 2022.

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

See Note 2 of the unaudited financial statements included in “Part I—Item 1. Financial Statements”, above, for a discussion of our significant accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in this “Part II - Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 7 – Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries, or other finders of fact, that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Commission on December 20, 2022 (the “Form 10-K”), under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2022, and from the period from September 30, 2022, to the filing date of this Report, which have not previously been disclosed in the Company’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed electronically herewith.
**	Furnished electronically herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDECHANNEL, INC.

Date: February 9, 2023	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer (Principal Executive Officer)

SIDECHANNEL, INC.

Date: February 9, 2023	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

