Form 10-Q
period 2023-03-31
SideChannel, Inc.
filed 2023-05-09
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 149,571,281 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,902	$3,030
Accounts receivable, net	896	612
Deferred costs	180	180
Prepaid expenses and other current assets	283	320
Total current assets	3,261	4,142

Fixed assets	—	—
Goodwill	1,356	1,356
Intangibles	4,940	4,940
Deferred costs	240	330
Total assets	$9,797	$10,768

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$765	$786
Deferred revenue	372	130
Promissory note payable	50	50
Income taxes payable	195	195
Total current liabilities	1,382	1,161

Deferred tax liability	211	211
Total liabilities	1,593	1,372

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 100 and 100 shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Common stock, $0.001 par value, 681,000,000 shares authorized; 149,571,281 and 148,724,056 shares issued and outstanding; March 31, 2023 and September 30, 2022	150	149
Additional paid-in capital	21,445	21,180
Accumulated deficit	(13,391)	(11,933)
Total stockholders’ equity	8,204	9,396
Total liabilities and stockholders’ equity	$9,797	$10,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues	$1,617	$1,235	$3,163	$2,283
Cost of revenues	880	607	1,561	1,083
Gross profit	737	628	1,602	1,200

Operating expenses
General and administrative	990	233	2,020	$438
Selling and marketing	437	37	744	80
Research and development	168		303
Total operating expenses	1,595	270	3,067	518
Operating income (loss)	(858)	358	(1,465)	682

Other income, net	2	3	7	7
Net income (loss)	$(856)	$361	$(1,458)	$689

Net income (loss) per common share – basic and diluted	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average common shares outstanding – basic and diluted	148,928,663	62,016,618	148,830,224	62,016,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except preferred shares)

(Unaudited)

	For the Six Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	100	$—	148,724	$149	$21,180	$(11,933)	$9,396
Shares issued for services	—	—	181		18		18
Stock-based compensation expense	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	(602)	(602)
Balance at December 31, 2022	100	$—	148,905	$149	$21,316	$(12,535)	$8,930
Shares issued for services	—	—	167	—	13	—	13
Stock-based compensation expense	—	—	500	1	116	—	117
Net loss	—	—	—	—	—	(856)	(856)
Balance at March 31, 2023	100	$—	149,572	$150	$21,445	$(13,391)	$8,204

	For the Six Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at September 30, 2021	100	$—	62,017	$62	$21	$344	$427
Equity redemptions	—	—	—		—	(100)	(100)
Equity distributions	—	—	—	—	—	(461)	(461)
Net income	—	—	—	—	—	328	328
Balance at December 31, 2021	100	$—	62,017	$62	$21	$111	$194
Net income	—	—	—	—	—	361	361
Balance at March 31, 2022	100	$—	62,017	$62	$21	$472	$555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,458)	$689
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Amortization	90	—
Stock-based compensation	245	—
Changes in operating assets and liabilities:
Accounts receivable	(284)	8
Unbilled revenue	—	(140)
Prepaid expenses and other assets	37	—
Accounts payable and accrued liabilities	—	269
Deferred revenue	242	(124)
Net cash provided by (used in) operating activities	(1,128)	702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity redemption	—	(50)
Equity distribution	—	(461)
Net cash used in financing activities	—	(511)

(DECREASE) INCREASE IN CASH	(1,128)	191
CASH, BEGINNING OF PERIOD	3,030	348
CASH, END OF PERIOD	$1,902	$539

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity redemption with notes payable	$—	$50
Stock-based compensation included in accounts payable and accrued liabilities	$21	$—

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

As part of the Business Combination, the former stockholders of the Subsidiary (the “Sellers”) exchanged all of their equity securities in the Subsidiary for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). The Sellers are entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares” and together with the First Tranche Shares and the Series A Preferred Stock, the “Shares”) at such time that the operations of the Subsidiary, as a subsidiary of the Company, achieves at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement. The number of the Second Tranche Shares may be reduced or increased, based upon whether the Subsidiary’ working capital as of the Closing Date is less than or more than zero (“Closing Working Capital Adjustment”). The number of the Second Tranche Shares may also be subject to adjustment based upon any successful indemnification claims made by the parties pursuant to the Purchase Agreement.

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

Subsequent Events

On May 4, 2023, we filed a Form 8-K with the SEC for the change in the compensation of our Chief Financial Officer, Ryan Polk. These changes include an increase in his annual base compensation from $150,000 to $175,000 and an increase in his potential annual equity incentive from $50,000 to $150,000.

On May 4, 2023 our Board of Directors authorized the issuance of 62,016,718 shares of common stock as part of the Business Combination. This includes 59,900,000 shares for the Second Tranche and 2,116,618 shares for the Closing Working Capital Adjustment. Additionally, the 100 shares of Series A Preferred Stock will convert to common stock and all rights in the Series A Preferred Stock will terminate when the Second Tranche shares are issued.

The combined shares were issued as follows:

●	David Chasteen, 3,721,003
●	Brian Haugli, 44,031,870
●	Nick Hnatiw, 6,821,839
●	Joseph Klein, 3,721,003
●	Miguel San Mateo, 3,721,003

Following the issuance of these shares, Brian Haugli owned 40.9% of the Company’s outstanding shares of common stock.

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

NOTE 3 – ACQUISITIONS

Reverse Merger Between Cipherloc Corporation and SideChannel, Inc. (now known as SCS, Inc.)

As discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K, on the Closing Date, the Sellers exchanged all of their equity securities in the Subsidiary for a total of 59,900,000 shares of the Company’s common stock (First Tranche Shares), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value. The Sellers are entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (Second Tranche Shares) at such time that the operations of the Subsidiary, as a subsidiary of the Company, achieves at least $5.5 million in revenue (Milestone) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement. The Second Tranche shares were valued using the closing price on July 1, 2022 of $0.10 per share which resulted in a fair value of $6.1 million.

During the twelve months ending March 31, 2023, the Milestone was achieved by the operations of the Subsidiary with trailing twelve-month revenue equaling $5.7 million. As discussed in the “Subsequent Events” section of Note 2, the Second Tranche shares along with the Closing Working Capital Adjustment shares were issued on May 5, 2023

The following presents the unaudited proforma combined results of operations of Cipherloc with SCS as if the entities were combined on October 1, 2021, and show activity for the three months and six months ended March 31, 2022.

	For the Three Months Ended March 31, 2022	For the Six Months Ended March 31, 2022
(In thousands, except share and per share data)
Revenues	$1,235	$2,283
Cost of revenues	607	1,083
Gross profit	$628	$1,200
Operating expenses	1,070	1,970
Operating loss	$(442)	$(770)
Other income	3	7
Net loss before income taxes	(439)	(763)
Income taxes	$—	$—
Net loss	$(439)	$(763)

Basic loss per share (a)	$(0.00)	$(0.00)

(a)	Pro forma weighted average shares outstanding were 148.1 million for the three months and six months ended March 31, 2022.

NOTE 4 – REVENUE FROM CONTRACTS FROM CUSTOMERS

Customer Concentration

No customer individually accounted 10% or more of our revenue during the six months ended March 31, 2023 and 2022.

Deferred Revenue

Deferred revenue was $372,000 at March 31, 2023. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue for the six months ended March 31, 2023 were as follows:

Balance on September 30, 2022	$130
Deferral of revenue	386
Recognition of revenue	(144)
Balance at March 31, 2023	$372

We internally report our revenue using two categories. The first, “vCISO Services”, captures the revenue for the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis; thus, we use the acronym “vCISO”. Services delivered by SideChannel through our team of vCISOs include assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services.

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

The table below reflects the revenue by category for the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31
(In thousands)	2023		2022
		% of Total		% of Total	$ Change	% Change
Revenue
vCISO Services	$1,947	61.6%	$1,430	62.7%	$517	36.2%
Cybersecurity Software & Services	1,216	38.4%	853	37.3%	363	42.6%
Total	$3,163		$2,283		$880	38.5%

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and one of our stockholders, is also a principal shareholder of RealCISO Inc. (“RealCISO”). On September 22, 2020, SideChannel assigned to RealCISO certain contracts and intellectual property. We are a reseller of RealCISO software. We receive revenue from our customers for the use of RealCISO software and we pay licensing fees to RealCISO for such use. During the six months ended March 31, 2023, we paid $36,000 to RealCISO for additional licenses that SideChannel can resell to its clients.

David Chasteen, our Executive Vice President of Sales and Nick Hnatiw, our Chief Technology Officer each have amounts payable to the Company in relation to the payroll taxes paid by the Company on their behalf for RSU’s that vested during calendar year 2022. The combined balance due from these two individuals is $12,846 and is recorded in prepaid and other current assets as of March 31, 2023.

No other related party transactions occurred during the three and six months ended March 31, 2023.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

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

We are not currently involved in any additional litigation that we believe could have a material adverse effect on our financial condition or results of operations.

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

The following table summarizes the activity for unvested RSU’s granted to directors and employees during the six months ended March 31, 2023:

	Weighted Average Grant Date Fair Value	Number of RSU’s
Outstanding Grants at September 30, 2022	$0.11	4,309,262
Granted	0.14	2,932,539
Vested and issued	0.10	(500,000)
Canceled/Forfeited	—	—
Outstanding Grants at March 31, 2023	$0.12	6,741,801

We incurred stock-based compensation expense of $129,000 for the three months ended March 31, 2023 and $245,000 for the six months ended March 31, 2023. Unamortized stock compensation expense is $616,000 as of March 31, 2023.

NOTE 9 - STOCKHOLDERS’ EQUITY

Effective December 29, 2021, SCS was authorized to issue 1,000 shares of common stock with a $0.01 per share par value. The 1,000 shares of common stock were exchanged for 62,016,618 shares of Cipherloc Common Stock common stock and 100 shares of Series A Preferred Stock of Cipherloc. As a result, the financial statements have been adjusted retroactively to reflect these shares as being outstanding as of September 30, 2020.

As explained in Note 5, in December 2021, we promised to pay Mr. Desai $100,000, without interest, in exchange for Mr. Desai’s right, title, and interest in SCS.

SideChannel LLC, a predecessor entity to the Subsidiary, made profit sharing distributions of $461,000 during the three months ended December 31, 2021 in accordance with its partnership agreements.

Common Stock

As of March 31, 2023, and 2022, we had 149,571,281 and 62,016,618 shares of common stock outstanding, respectively. We had 148,724,056 shares of common stock outstanding at September 30, 2022.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during six months ended March 31, 2023.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the six months ended March 31, 2023. As noted above the Company issued 62,016,618 shares of common stock on May 4 related to the Business Combination (Note 3).

Common Stock Issued for Services

Our Board of Directors (“Board”) has elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock, instead of cash. On March 31, 2023, the Company issued 166,668 shares of common stock as compensation for a value of $13,000 to the Board for the second quarter of fiscal year 2023. For the six months ended March 31, 2023, we have issued 347,226 shares of common stock as compensation for a value of $31,000 to the Board.

Common Stock Issued Under Equity Incentive Plan

We have issued 500,000 shares of common stock as incentive compensation during the six months ended March 31, 2023 for the vesting of RSU’s granted at an average grant date fair value of $0.10 per share.

Preferred Stock

As of March 31, 2023, we had 100 shares of Series A Preferred Stock outstanding. These shares were issued as part of the Business Combination. The 100 shares of Series A Preferred Stock that were exchanged for SCS, Inc. common stock have been retroactively reflected as issued and outstanding as of September 30, 2020. The Series A Preferred Stock contains a Board Designation Right which provides that the holders of the majority of the Series A Preferred Stock have the right to elect a majority of our Board of Directors.

Warrants

Prior to the July 1, 2022 Business Combination, Cipherloc had outstanding warrants which continue to be binding on the Company after the Business Combination.

The following table summarizes warrant activity for the period from September 30, 2022 to March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2022	87,793,920	$0.56	5.02
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(1,316,000)	1.25	—
Outstanding at March 31, 2023	86,477,920	$0.54	4.34

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

Our logo and some of our trademarks and tradenames are used in this Report. Solely for convenience, trademarks, tradenames, and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners of other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other persons’ companies.

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

The following discussion should be read in conjunction with our unaudited, consolidated financial statements and accompanying notes included elsewhere in this Report and our audited, consolidated financial statements and accompanying notes, and the risk factors contained in our annual report on Form 10-K filed for the 2022 fiscal year.

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

In support of securing new vCISO clients, we expanded the sales and marketing team from one (1) dedicated person to six (6) from July 1, 2022 through February 1, 2023. vCISO engagements are typically multi-year relationships which consist of a monthly subscription and an annual renewal option as well as additional vCISO time and material projects, which range from $350 to $450 per hour. Each of our vCISOs generally embed into the C-suite executive teams of between two (2) to five (5) of our clients.

Collectively, our cybersecurity professionals collaborate on the development of proprietary software and pursue partnerships with cybersecurity software value added resellers (“VARs”). Commercial relationships with VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue on software engagements we generate through VARs.

The following are revenue metrics for the three months ended March 31, 2023 versus the comparable prior year period:

●	Total revenue grew by $382,000 or 30.9%.
●	vCISO Services grew by $98,000 or 11.6%.
●	Cybersecurity Software Services grew by $284,000 or 72.9%.
●	VAR licensing revenue contributed 12.7% of our total revenue versus 3.2% during same quarter in the prior comparable period.

We attribute these successes to the effective execution of our growth strategy:

1.	Securing new vCISO clients;
2.	Adding new Cybersecurity Software and Services offerings; and
3.	Increasing adoption of Cybersecurity Software, including Enclave and Services offerings at vCISO clients.

vCISO services is the primary focus in our sales and marketing effort because we believe an effective cybersecurity program begins with leadership. Our clients also ask us to provide day-to-day operational support in the form of security and privacy services and software. The number of vCISO clients using our Cybersecurity Software & Services offering increased on a year-over-year basis.

The following are revenue metrics for the six months ended March 31, 2023 versus the comparable prior year period.

●	Total revenue grew by $880,000 or 38.5%.
●	vCISO Services grew by $516,000 or 36.1%.
●	Cybersecurity Software Services grew by $364,000 or 42.7%.
●	VAR licensing revenue contributed 7.7% during fiscal year 2023 versus 2.6% in the prior comparable period.

We also monitor new and retained revenue on a trailing twelve-month basis. The revenue earned from clients during our first twelve months of working with them is classified as “new”; while the revenue earned with clients after our first twelve months of working with them is classified as “retained”. The following table provides details on our new and retained revenue for the twelve months ended March 31, 2023 and 2022:

	Trailing Twelve Months Ended March 31,
(In thousands)	2023		2022
		% of Total		% of Total	$ Change	% Change
vCISO Services
New	$2,085	58.2%	$1,756	79.3%	$329	18.7%
Retained	1,495	41.8%	458	20.7%	1,037	226.4%
Total	$3,580		$2,214		$1,366	61.7%

Cybersecurity Software and Services
New	$701	33.6%	$847	68.0%	$(146)	-17.2%
Retained	1,388	66.4%	398	32.0%	990	248.7%
Total	$2,089		$1,245		$844	67.8%

Total (vCISO Services and Cybersecurity Software and Services combined)
New	$2,786	49.1%	$2,602	75.2%	$184	7.1%
Retained	2,883	50.9%	856	24.8%	2,027	236.8%
Total	$5,669		$3,458		$2,211	63.9%

Further, we consider trailing twelve revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue in the measurement period by the total revenue for the previous twelve-month time frame. The following table shows the revenue retention by category for the twelve months ended March 31, 2023 and September 30, 2022.

	Twelve Months Ended
	March 31, 2023	September 30, 2022

Revenue Retention
vCISO Services	67.5%	75.0%
Cybersecurity Software and Services	111.5%	104.8%
Total	83.4%	86.6%

Results of Operations

Three Months Ended March 31, 2023 Versus Three Months Ended March 31, 2022

Comparison of Results

Revenue. Our revenue was $1.6 million for the quarter ended March 31, 2023, compared to $1.2 million for the three-month comparable prior period; an increase of $382,000 or 31%. The factors driving this are discussed above in Overview.

Gross Margins. Our gross margins decreased to 45.6% for the quarter ended March 31, 2023, from 50.9% for the quarter ended March 31, 2022, as a result of lower utilization of vCISO’s added during the quarter to support new client growth.

General and Administrative Expenses. Our general and administrative expense was $990,000 for the three months ended March 31, 2023, compared to $233,000 for the prior comparable period, an increase of $757,000 or 325%. The significant increase in general and administrative expenses primarily resulted from the incurrence of the costs associated with being a public company and the addition of three (3) administrative personnel. New costs related to being a public company include stock-based compensation, board compensation, investor relations services, and increased insurance professional services. The costs associated with being a public company became part of our expense structure as a result of the Business Combination. These increases are a trend that we expect to recur future quarters.

Selling and Marketing Expenses. Our sales and marketing expense was $437,000 for the three months ended March 31, 2023, compared to $37,000 for the prior comparable period, an increase of $400,000 or 1,081%. The increase was driven by the recent additions to our staff discussed earlier and the related salary and independent contractor expense along with higher spend on third-party marketing services. These increases are a trend that we expect to recur future quarters.

Research and Development Expenses. Our research and development expense was $168,000 for the three months ended March 31, 2023, compared to $0 for the prior comparable period. These costs are driven by personnel expenses and expenses incurred from independent contractors related to the development of Enclave. The Enclave development costs became part of our expense structure as a result of the Business Combination. These increases are a trend that we expect to recur future quarters.

Six Months Ended March 31, 2023 Versus Six Months Ended March 31, 2022

Comparison of Results

Revenue. Our revenue was $3.2 million for the six months ended March 31, 2023, compared to $2.3 million for the six-month comparable prior period; an increase of $880,000 or 39%. The growth is attributed to gaining new clients and growing revenue at existing clients which is partially offset by non-recurring project work completed in the prior year.

Gross Margins. Our gross margins decreased to 50.6% for the six months ended March 31, 2023, from 52.6% for the six months ended March 31, 2022, as a result of lower utilization of vCISO’s added during the period to support new client growth which was partially offset by the benefit of improved margin on third party services.

General and Administrative Expenses. Our general and administrative expense was $2.0 million for the six months ended March 31, 2023, compared to $438,000 for the prior comparable period, an increase of $1,582,000 or 361%. The significant increase in general and administrative expenses primarily resulted from adding the costs associated with being a public company and the addition of three (3) administrative personnel. New costs related to being a public company include stock-based compensation, board compensation, investor relations services, and increased insurance and professional services.

Selling and Marketing Expenses. Our selling and marketing expense was $744,000 for the six months ended March 31, 2023, compared to $80,000 for the prior comparable period, an increase of $664,000 or 830%. The increase was driven by the recent additions to our staff discussed earlier and the related salary and independent contractor expense along with higher spend on third-party marketing services.

Research and Development Expenses. Our research and development expense was $303,000 for the six months ended March 31, 2023, compared to $0 for the prior year. These costs are driven by personnel expenses and expenses incurred from independent contractors related to the development of Enclave. The Enclave development costs became part of our expense structure as a result of the Business Combination.

Liquidity and Capital Resources

We had an accumulated deficit of $13.4 million as of March 31, 2023. We expect to incur continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations and expenses. On March 31, 2023, we had cash of $1.9 million. We maintain our cash in accounts held by reputable financial institutions which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of March 31, 2023, approximately $1.5 million of the Company’s cash balance was uninsured. The Company has not experienced any losses of cash in any of these financial institutions.

We had working capital of $1.9 million as of March 31, 2023, compared to working capital of $3.0 million as of September 30, 2022.

Cash Flows

The following table summarizes, for the six months ended March 31, selected items in our Consolidated Statements of Cash Flows:

(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(1,128)	$702
Investing activities	$—	$—
Financing activities	$—	$(511)

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

We used $1,128,000 of cash in operating activities during the six months ended March 31, 2023 and recorded a net loss of $1,458,000. During the same period, our non-cash charges primarily consisted of $244,000 in stock-based compensation expense and $90,000 in amortization. The change in our net operating assets and liabilities was primarily due to net increases in accounts receivable and prepaid assets of $247,000, an increase in deferred revenue of $242,000 because of increased business activity.

Investing Activities

There were no cash activities in investing for the six months ended March 31, 2023.

Financing Activities

The were no cash activities in financing for the six months ended March 31, 2023.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, identifiable intangibles, and deferred tax assets and liabilities, including related valuation allowances, are based upon estimates. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in and incorporated by reference in this “Part II - Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 7 – Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. Our assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries, or other finders of fact, that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

We currently maintain all our cash in one financial institution and our deposits exceed the Federal Deposit Insurance limits leaving most of our cash uninsured.

Disruptions to the economy, and the US banking system caused by recent bank failures, and the related costs or losses associated with uninsured deposits, responsive measures by federal or state, governments, or banking regulators, potential future disruptions in access to bank deposits or lending commitments, could materially adversely affect our income, net income and other results of operations by increasing our cost and decreasing our access to capital, suppressing the resources of our customers and potential customers to purchase our products and services, and otherwise generally depressing activity in the economy.

There have been no further material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Commission on December 20, 2022 (the “Form 10-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2023, and from the period from September 30, 2022, to the filing date of this Report, which have not previously been disclosed in the Company’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

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

SIDECHANNEL, INC.

Date: May 9, 2023	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer (Principal Executive Officer)

SIDECHANNEL, INC.

Date: May 9, 2023	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

