Form 10-Q
period 2023-06-30
SideChannel, Inc.
filed 2023-08-09
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(508) 925-0114

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SDCH	N/A

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

As of August 2, 2023, the registrant had [213,554,342] shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,446	$3,030
Accounts receivable, net	874	612
Deferred costs	180	180
Prepaid expenses and other current assets	162	320
Total current assets	2,662	4,142

Fixed assets	24	—
Goodwill	1,356	1,356
Intangibles	4,940	4,940
Deferred costs	195	330
Total assets	$9,177	$10,768

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$518	$786
Deferred revenue	358	130
Promissory note payable	50	50
Income taxes payable	195	195
Total current liabilities	1,121	1,161

Deferred tax liability	211	211
Total liabilities	1,332	1,372

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 and 100 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	—	—
Common stock, $0.001 par value, 681,000,000 shares authorized; 212,765,780 and 148,724,056 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	213	149
Additional paid-in capital	21,702	21,180
Accumulated deficit	(14,070)	(11,933)
Total stockholders’ equity	7,845	9,396
Total liabilities and stockholders’ equity	$9,177	$10,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$1,750	$1,276	$4,913	$3,559
Cost of revenues	876	714	2,437	1,797
Gross profit	874	562	2,476	1,762

Operating expenses
General and administrative	834	407	2,854	845
Selling and marketing	340	50	1,084	130
Research and development	180	—	483	—
Business Combination related costs	214	—	214	—
Total operating expenses	1,568	457	4,635	975
Operating income (loss)	(694)	105	(2,159)	787

Other income (expense), net	15	2	22	9
Net income (loss) before income tax expense	$(679)	$107	$(2,137)	$796

Income tax expense	—	195	—	195
Net income (loss) after income tax expense	$(679)	$(88)	$(2,137)	$601

Net income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.01

Weighted average common shares outstanding – basic and diluted	189,435,933	62,016,618	162,367,526	62,016,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except preferred shares)

(Unaudited)

	For the Nine Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	100	$—	148,724	$149	$21,180	$(11,933)	$9,396
Shares issued for services	—	—	181		18		18
Stock-based compensation expense	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	(602)	(602)
Balance at December 31, 2022	100	$—	148,905	$149	$21,316	$(12,535)	$8,930
Shares issued for services	—	—	167	—	13	—	13
Stock-based compensation expense	—	—	500	1	116	—	117
Net loss	—	—	—	—	—	(856)	(856)
Balance at March 31, 2023	100	$—	149,572	$150	$21,445	$(13,391)	$8,204
Shares issued for services	—	—	167	—	16	—	16
Stock-based compensation expense	—	—	1,010	1	89	—	90
Net loss	—	—	—	—	—	(679)	(679)
Conversion of Preferred to Common	(100)	—	—	—	—	—	—
Business Combination – Contingent Consideration	—	—	62,017	62	152	—	214
Balance at June 30, 2023	—	$—	212,766	$213	$21,702	$(14,070)	$7,845

	For the Nine Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at September 30, 2021	100	$—	62,017	$62	$21	$344	$427
Equity redemptions	—	—	—		—	(100)	(100)
Equity distributions	—	—	—	—	—	(461)	(461)
Net income	—	—	—	—	—	328	328
Balance at December 31, 2021	100	$—	62,017	$62	$21	$111	$194
Net income	—	—	—	—	—	361	361
Balance at March 31, 2022	100	$—	62,017	$62	$21	$472	$555
Net loss	—	—	—	—	—	(88)	(88)
Balance at June 30, 2022	100	$—	62,017	$62	$21	$384	$467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,137)	$601
Adjustments to reconcile net (loss) income to net cash flows provided by or (used in) operating activities:
Amortization	135	—
Stock-based compensation	351	—
Business Combination related costs	214
Changes in operating assets and liabilities:
Accounts receivable	(262)	(358)
Unbilled revenue	—	294
Prepaid expenses and other assets	158	—
Accounts payable and accrued liabilities	(247)	78
Deferred revenue	228	(51)
Net cash provided by (used in) operating activities	(1,560)	564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(24)	—
Net cash used in investing activities	(24)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity redemption	—	(50)
Equity distribution	—	(433)
Net cash used in financing activities	—	(483)

(DECREASE) INCREASE IN CASH	(1,584)	81
CASH, BEGINNING OF PERIOD	3,030	348
CASH, END OF PERIOD	$1,446	$429

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity redemption with notes payable	$—	$50
Stock-based compensation included in accounts payable and accrued liabilities	$21	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market we believe is currently underserved. Our cybersecurity offerings identify and develop cybersecurity, privacy, and risk management solutions for our customers. Our growth plan to address the needs of our customers is to provide more effective and cost-efficient products and tech-enabled services cybersecurity and related services including virtual Chief Information Security Officer (“vCISO”), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions. Zero trust is a security framework requiring all users to be continuously validated being granted or keeping access to digital assets, data, and applications.

During September 2022, we announced a proprietary product called Enclave, which simplifies an important cybersecurity tactic called “microsegmentation”. Enclave seamlessly combines access control, microsegmentation, encryption, and other secure networking concepts creating a comprehensive solution. It allows information technology professionals to easily segment the enterprise network, place the right assets in those segments, and direct network traffic. We expect to begin recognizing revenue from Enclave during fiscal year 2023.

Our growth strategy focuses on these three initiatives:

1.	Securing new vCISO clients;
2.	Adding new Cybersecurity Software and Services (“Cybersecurity Software and Services”) offerings, such as Enclave; and
3.	Increasing adoption of Cybersecurity Software, including Enclave, and Services offerings at vCISO clients.

vCISO clients typically enter into twelve (12) month engagements consisting of a monthly subscription with an annual renewal option, as well as additional vCISO time and material projects, which additional time’s cost to customers ranges from $350 to $450 per hour. Each vCISO is embedded as a member of the C-suite personnel from two (2) to five (5) of our vCISO clients reporting to the chief executive officer, chief financial officer, or general counsel of most such vCISO clients.

On July 1, 2022 (the “Closing Date”) we completed an acquisition (“Business Combination”) of all the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation, pursuant to an Equity Securities Purchase Agreement dated May 16, 2022 (the “Purchase Agreement”). On September 9, 2022, SideChannel, Inc., the acquired Massachusetts corporation and a wholly owned subsidiary of the registrant, changed its name to SCS, Inc. (“SCS”). Cipherloc Corporation, the Delaware parent company of SCS, has changed its name to SideChannel, Inc. (“SideChannel”). As used herein, the words “the Company” refers to, for periods from July 1, 2022 and forward, SideChannel, and for periods prior to July 1, 2022, SCS, and its direct and indirect subsidiaries, as applicable.

As part of the Business Combination, the former stockholders of SCS (the “Sellers”) transferred all of their equity securities in SCS for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). The In addition the Sellers were entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares” and together with the First Tranche Shares and the Series A Preferred Stock, the “Shares”) at such time that the operations of SCS, as a subsidiary of the Company, achieved at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement. The number of the Second Tranche Shares could have been reduced or increased, based upon whether SCS’ working capital as of the Closing Date is less than or more than zero (“Closing Working Capital Adjustment”). The number of the Second Tranche Shares was also subject to adjustment based upon any successful indemnification claims made by the parties pursuant to the Purchase Agreement.

The Business Combination was treated as a reverse acquisition (reverse merger), in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, SCS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts immediately following the Business Combination that: (1) a majority of the Board of Directors of the combined company will be composed of directors designated by the Sellers under the terms of the Purchase Agreement; and (2) existing members of SCS management constituted the management of the combined company. As SCS was determined to be the accounting acquirer in the Business Combination, but not the legal acquirer, the transaction was deemed a reverse acquisition under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is www.sidechannel.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, identifiable intangibles, and deferred tax assets and liabilities, including related valuation allowances, are based upon estimates.

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

Subsequent Events

On July 1, 2023 Brian Haugli, our chief executive officer, was granted 666,667 restricted stock units as stated in his annual employment agreement and approved by our Board of Directors (“Board”).

Segment Information

We manage our operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Business Combinations

Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Fair values of intangible assets are estimated by valuation models prepared by our management and third-party advisors. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheets, and the operating results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Any change in the fair value of acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in the consolidated statement of operations in the period of the estimated fair value change. Business Combination related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.

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

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers). We recognize revenue for the sale of products or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally, this occurs when we deliver a product or perform a service. In cases when customers are invoiced in advance or pay in advance of our product or service delivery, recognition of revenue is deferred until we have determined that we have satisfied our performance obligations under the contract. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

NOTE 3 – ACQUISITIONS

Reverse Merger Between Cipherloc Corporation and SideChannel, Inc. (now known as SCS, Inc.)

As discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K, on the Closing Date, the Sellers exchanged all of their equity securities in SCS for a total of 59,900,000 shares of the Company’s common stock (“First Tranche Shares”), and 100 shares of the Company’s Series A Preferred Stock, $0.001 par value. The Sellers were entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (“Second Tranche Shares”) at such time that the operations of SCS, as a subsidiary of the Company, achieved at least $5.5 million in revenue (“Milestone”) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement. The Second Tranche shares were valued using the closing price on July 1, 2022 of $0.10 per share which resulted in a fair value of $6.1 million.

During the twelve months ending March 31, 2023, the Milestone was achieved by the operations of SCS with trailing twelve-month revenue equaling $5.7 million. The combined 62,016,618 Second Tranche shares and the Closing Working Capital Adjustment shares were issued on May 5, 2023.

The following presents the unaudited proforma combined results of operations of Cipherloc with SCS as if the entities were combined on October 1, 2021, and show activity for the three months and nine months ended June 30, 2022.

	For the Three Months Ended June 30, 2022	For the Nine Months Ended June 30, 2022
(In thousands, except share and per share data)
Revenues	$1,276	$3,559
Cost of revenues	714	1,797
Gross profit	$562	$1,762
Operating expenses	1,838	3,808
Operating loss	$(1,276)	$(2,046)
Other income	2	9
Net loss before income taxes	(1,274)	(2,037)
Income taxes	$195	$195
Net loss	$(1,469)	$(2,232)

Basic loss per share (a)	$(0.00)	$(0.01)

(a)	Pro forma weighted average shares outstanding were 148.1 million for the three months and nine months ended June 30, 2022.

NOTE 4 – REVENUE FROM CONTRACTS FROM CUSTOMERS

Customer Concentration

No customer individually accounted 10% or more of our revenue during the nine months ended June 30, 2023 and 2022.

Deferred Revenue

Deferred revenue was $358,000 at June 30, 2023. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue for the nine months ended June 30, 2023 were as follows:

(In thousands)
Balance on September 30, 2022	$130
Deferral of revenue	509
Recognition of revenue	(281)
Balance at June 30, 2023	$358

We internally report our revenue using two categories. The first, “vCISO Services”, captures the revenue for the Chief Information Security Officer services that we provide to our clients on a fractional, virtual or outsourced basis; thus, we use the acronym “vCISO”. Services delivered by SideChannel through our team of vCISOs include assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services.

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

The table below reflects the revenue by category for the nine months ended June, 2023 and 2022:

	Nine Months Ended June 30
(In thousands)	2023		2022
		% of Total		% of Total	$ Change	% Change
Revenue
vCISO Services	$3,229	65.7%	$2,230	62.7%	$999	44.8%
Cybersecurity Software & Services	1,684	34.3%	1,329	37.3%	355	26.7%
Total	$4,913		$3,559		$1,354	38.0%

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and one of our stockholders, is also a principal shareholder of RealCISO Inc. (“RealCISO”). On September 22, 2020, SideChannel assigned to RealCISO certain contracts and intellectual property. We are a reseller of RealCISO software. We receive revenue from our customers for the use of RealCISO software and we pay licensing fees to RealCISO for such use. During the nine months ended June 30, 2023, we paid $36,000 to RealCISO for licenses that we can resell to our clients. For the nine months ended June 30, 2023, we have invoiced our clients $180,100 for the annual use of RealCISO licenses.

David Chasteen, our Executive Vice President of Sales, has an amount payable to the Company in relation to the payroll taxes paid by the Company on his behalf for restricted stock units that vested during calendar year 2022. The balance due is $6,864 and is recorded in prepaid and other current assets as of June 30, 2023.

No other related party transactions occurred during the three and nine months ended June 30, 2023.

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

In 2022 the Company granted restricted stock units to directors and employees with service-based vesting conditions. The restricted stock units vest over a 3-year service period.

The following table summarizes the activity for unvested restricted stock units granted to directors and employees during the nine months ended June 30, 2023:

	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units
Outstanding Grants at September 30, 2022	$0.11	4,309,262
Granted	0.10	6,204,212
Vested	0.14	(1,768,517)
Canceled/Forfeited	—	—
Outstanding Grants at June 30, 2023	$0.10	8,744,957

We incurred stock-based compensation expense of $127,000 and $372,000 respectively for the three months and nine months ended June 30, 2023. Unamortized stock compensation expense is $764,000 as of June 30, 2023.

NOTE 9 - STOCKHOLDERS’ EQUITY

Effective December 29, 2021, SCS was authorized to issue 1,000 shares of common stock with a $0.01 per share par value all of which were issued and outstanding at December 29, 2021. The 1,000 shares of common stock were exchanged for 62,016,618 shares of Cipherloc common stock and 100 shares of Series A Preferred Stock of Cipherloc. As a result, the financial statements have been adjusted retroactively to reflect these shares as being outstanding as of September 30, 2020.

As explained in Note 5, in December 2021, we promised to pay Mr. Desai $100,000, without interest, in exchange for Mr. Desai’s right, title, and interest in SCS. The balance of $50,000 is due and payable by December 31, 2023.

SideChannel LLC, a predecessor entity to SCS, made profit sharing distributions of $461,000 during the three months ended December 31, 2021 in accordance with its partnership agreements.

Common Stock

As of June 30, 2023, and 2022, we had 212,765,780 and 62,016,618 shares of common stock outstanding, respectively. We had 148,724,056 shares of common stock outstanding at September 30, 2022.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the nine months ended June 30, 2023.

Common Stock Issued for Business Combinations

We issued 62,016,618 shares for Business Combination related activity during the nine months ended June 30, 2023 (Note 3).

Common Stock Issued for Services

Our Board has elected to have each of its non-executive members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock, instead of cash. On June 30, 2023, the Company issued 166,668 shares of common stock as compensation for a value of $16,000 to the non-executive members of the Board for services received during the third quarter of fiscal year 2023. For the nine months ended June 30, 2023, we have issued 513,893 shares of common stock as compensation for a value of $47,000 to the non-executive members of our Board.

Common Stock Issued Under Equity Incentive Plan

We have issued 1,511,114 shares of common stock as incentive compensation during the nine months ended June 30, 2023 for the vesting of 1,768,517 restricted stock units granted at an average grant date fair value of $0.14 per share. The grant date fair value of the common stock issued as incentive compensation during the nine months ended June 30, 2023 is $212,000. Some employees opted to sell shares to fund the payroll taxes due on the taxable income generated by the vested restricted stock units. The number of shares sold by these employees to fund payroll taxes through June 30, 2023 was 257,403.

Common Stock Issued For Conversion of Series A Preferred Stock

During the quarter ended June 30, 2023, we issued 100 shares of common stock for the conversion of 100 shares Series A Preferred stock.

Preferred Stock

As of June 30, 2023, we had no shares of Series A Preferred Stock outstanding. During the three months ended June 30, 2023, 100 shares of Series A Preferred Stock were converted into 100 shares of common stock. The Series A Preferred Stock shares were issued as part of the Business Combination.

The 100 shares of Series A Preferred Stock that were exchanged for SCS, Inc. common stock have been retroactively reflected as issued and outstanding as of September 30, 2021.

Warrants

Prior to the July 1, 2022 Business Combination, Cipherloc had outstanding warrants which continue to be binding on the Company after the Business Combination.

The following table summarizes warrant activity for the period from September 30, 2022 to June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2022	87,793,920	$0.56	5.02
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(11,410,400)	1.21	—
Outstanding at June 30, 2023	76,383,520	$0.46	3.25

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

Our logo and some of our trademarks and tradenames are used in this Report. Solely for convenience, trademarks, tradenames, and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks herein are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners of other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names herein to imply a relationship with, or endorsement or sponsorship of us by, any other persons, firm or entity, except as otherwise so expressly indicated.

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

In support of securing new vCISO clients, we expanded the sales and marketing team from one (1) dedicated person to six (6) since July 1, 2022. vCISO engagements are typically multi-year relationships which consist of a monthly subscription and an annual renewal option as well as additional vCISO time and material projects, which such additional time’s cost to customers ranges from $350 to $450 per hour. Each of our vCISOs generally embed into the C-suite executive teams of between two (2) to five (5) of our clients, and generally report to the chief executive officer, chief financial officer, or general counsel.

Collectively, our cybersecurity professionals collaborate on the development of proprietary software and pursue partnerships with cybersecurity software value added resellers (“VARs”). Commercial relationships with VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue on software engagements we generate through VARs.

The following are revenue metrics for the three months ended June 30, 2023 versus the comparable prior year period:

●	Total revenue grew by $474,000 or 37.1%.
●	vCISO Services category revenue grew by $516,000 or 64.8%.
●	Cybersecurity Software and Services category revenue decreased by $42,000 or 8.8%.
●	VAR licensing revenue contributed 1.7% of our total revenue versus 3.0% during same quarter in the prior comparable period.

Our selling and marketing efforts are gaining new vCISO Services clients which is the primary reason for the growth in that category. Our new Cybersecurity Software and Services revenue combined with the growth of this category at existing clients was not enough to exceed revenue from the unusually high number of non-recurring Cybersecurity Software and Services projects executed during the prior year quarter ended June 30, 2022.

The following are revenue metrics for the nine months ended June 30, 2023 versus the comparable prior year period.

●	Total revenue grew by $1.4 million or 38.0%.
●	vCISO Services category revenue grew by $1.0 million or 45.9%.
●	Cybersecurity Software and Services category revenue grew by $0.3 million or 24.9%.
●	VAR licensing revenue contributed 6.1% during fiscal year 2023 versus 2.9% in the prior comparable period.

We monitor new and retained revenue on a trailing twelve-month basis. The revenue earned from clients during our first twelve months of working with them is classified as “new”; while the revenue earned with clients after our first twelve months of working with them is classified as “retained”. The following table provides details on our new and retained revenue for the twelve months ended June 30, 2023 and 2022:

	Trailing Twelve Months Ended June 30,
(In thousands)	2023		2022
		% of Total		% of Total	$ Change	% Change
vCISO Services
New	$2,401	58.6%	$2,056	72.3%	$345	16.8%
Retained	1,693	41.4%	789	27.7%	904	114.6%
Total	$4,094		$2,845		$1,249	43. 9%

Cybersecurity Software and Services
New	$601	29.3%	$913	57.3%	$(312)	-34.2%
Retained	1,448	70.7%	679	42.7%	769	113.3%
Total	$2,049		$1,592		$457	28.7%

Total (vCISO Services and Cybersecurity Software and Services combined)
New	$3,002	48.9%	$2,969	66.9%	$33	1.1%
Retained	3,141	51.1%	1,468	33.1%	1,673	114.0%
Total	$6,143		$4,437		$1,706	38.4%

Further, we consider trailing twelve revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue in the measurement period by the total revenue for the previous twelve-month time frame. The following table shows the revenue retention by category for the twelve months ended June 30, 2023 and September 30, 2022. We changed the revenue classification for certain invoice line items between vCISO and Cybersecurity Software and Services which impacted the retention calculations for each category for the twelve months ended September 30, 2022. The originally reported numbers from the Form 10-K and the revised retention rates after the line item classification changes are provided in the table below.

	Twelve Months Ended
	June 30, 2023	September 30, 2022	September 30, 2022
		Revised	Form 10-K
Revenue Retention
vCISO Services	59.5%	73.7%	75.3%
Cybersecurity Software and Services	91.0%	80.8%	78.1%
Total	70.8%	76.5%	76.5%

Results of Operations

Three Months Ended June 30, 2023 Versus Three Months Ended June 30, 2022

Comparison of Results

The increases noted in each operating expense area are a trend that we expect to recur in the final quarter of the current fiscal year (three months ended September 30, 2023). We do not anticipate the same level of year-over-year variances during each quarter of our fiscal year ended September 30, 2024.

Revenue. Our revenue was $1.8 million for the quarter ended June 30, 2023, compared to $1.3 million for the three-month comparable prior period; an increase of $474,000 or 37%. The factors driving this this revenue increase is a growth in vCISO Services revenue which was slightly offset by a decrease in Cybersecurity Software and Services revenue.

Gross Margins. Our gross margins increased to 49.9% for the quarter ended June 30, 2023, from 44.0% for the quarter ended June 30, 2022, as a result of better utilization of service delivery employees and a more favorable mix of services.

General and Administrative Expenses. Our general and administrative expense was $834,000 for the three months ended June 30, 2023, compared to $407,000 for the prior comparable period, an increase of $427,000 or 105%. The significant increase in general and administrative expenses primarily resulted from the costs associated with being a public company and the addition of administrative personnel. New costs related to being a public company include stock-based compensation, board compensation, investor relations services, and increased insurance and professional services. The costs associated with being a public company became part of our expense structure as a result of the Business Combination.

Selling and Marketing Expenses. Our sales and marketing expense was $340,000 for the three months ended June 30, 2023, compared to $50,000 for the prior comparable period, an increase of $290,000 or 580%. The increase was driven by the recent additions to our staff discussed earlier and the related salary and independent contractor expense along with higher spend on third-party marketing services.

Research and Development Expenses. Our research and development expense was $180,000 for the three months ended June 30, 2023, compared to $0 for the prior comparable period. These costs are driven by the personnel and independent contractor expenses related to the development of Enclave. The Enclave development costs became part of our expense structure as a result of the Business Combination.

Business Combination Related Costs – We recorded Business Combination related costs of $214,000 for the three months ended June 30, 2023. These costs were associated with the shares issued during the quarter in connection with the working capital adjustment related to the Business Combination.

Nine Months Ended June 30, 2023 Versus Nine Months Ended June 30, 2022

Comparison of Results

Revenue. Our revenue was $4.9 million for the nine months ended June 30, 2023, compared to $3.6 million for the nine-month comparable prior period; an increase of $1.3 million or 38%. The growth is attributed to gaining new clients which was partially offset by a reduction in non-recurring project compared to the prior year.

Gross Margins. Our gross margins increased to 50.4% for the nine months ended June 30, 2023, from 49.5% for the nine months ended June 30, 2022, which reflects cost reductions we achieved on our service lines through the increased use of employees versus independent contractors.

General and Administrative Expenses. Our general and administrative expense was $2.9 million for the nine months ended June 30, 2023, compared to $0.8 million for the prior comparable period, an increase of $2.1 million or 263%. The significant increase in general and administrative expenses primarily resulted from the costs associated with being a public company and the addition of administrative personnel. New costs related to being a public company include stock-based compensation, board compensation, investor relations services, and increased insurance and professional services.

Selling and Marketing Expenses. Our selling and marketing expense was $1.1 million for the nine months ended June 30, 2023, compared to $130,000 for the prior comparable period, an increase of $970,000 or 734%. The increase was driven by the recent additions to our staff discussed earlier and the related salary and independent contractor expense along with higher spend on third-party marketing services.

Research and Development Expenses. Our research and development expense was $483,000 for the nine months ended June 30, 2023, compared to $0 for the prior year. These costs are driven by the personnel and independent contractor expenses related to the development of Enclave. The Enclave development costs became part of our expense structure as a result of the Business Combination.

Business Combination Related Costs – We recorded Business Combination related costs of $214,000 for the three months ended June 30, 2023. These costs were associated with the shares issued during the quarter in connection with the working capital adjustment related to the Business Combination.

Liquidity and Capital Resources

We had an accumulated deficit of $14.1 million as of June 30, 2023. We expect to incur continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations and expenses. On June 30, 2023, we had cash of $1.4 million. We maintain our cash in accounts held by reputable financial institutions which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of June 30, 2023, approximately $1.2 million of the Company’s cash balance was uninsured. The Company has not experienced any losses of cash in any of these financial institutions.

We had working capital of $1.6 million as of June 30, 2023, compared to working capital of $3.0 million as of September 30, 2022. The decline in working capital is primarily attributed to the use of cash to fund operating losses during the last nine months.

Cash Flows

The following table summarizes, for the nine months ended June 30, selected items in our Consolidated Statements of Cash Flows:

(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(1,560)	$564
Investing activities	(24)	—
Financing activities	—	(483)

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

We used $1.6 million of cash reserves for operating activities during the nine months ended June 30, 2023 and recorded a net loss of $2.1 million. During the same period, our non-cash charges totaled $721,000 comprised of $372,000 in stock-based compensation expense, $135,000 in amortization, and $214,000 in Business Combination related costs. The change in our net operating assets and liabilities was due to an $262,000 increase in accounts receivable due to a growth in monthly invoicing, a $158,000 decrease in prepaid expenses as we recognized our annual directors and officers insurance premium that is prepaid annually in July, a $247,000 decrease in accounts payable and accrued liabilities because of payments made on our directors and officers insurance note payable, and a $228,000 increase in deferred revenue due to a growth in annual software invoicing with our clients.

Investing Activities

We had fixed asset purchases of $24,000 during the nine months ended June 30, 2023 related to an upgrade in our website.

Financing Activities

The were no cash activities in financing for the nine months ended June 30, 2023.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, identifiable intangibles, and deferred tax assets and liabilities, including related valuation allowances, are based upon estimates. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Form 10-K .

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined under applicable SEC rules, during the periods presented, nor do we currently have any such arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) of the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

We currently maintain all our cash in one financial institution and our deposits exceed the Federal Deposit Insurance limits leaving most of our cash uninsured. Although we have not experienced any loss of funds, we cannot assure you such a loss will not occur in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

Except as previously disclosed in Form 8-K dated May 9, 2023 respecting the issuance of 62,016,618 shares of common stock in the Business Combination, and as previously disclosed in the Form 8-K dated June 15, 2023 respecting the issuance of 100 shares of common stock upon the conversion of the outstanding 100 shares of Series A Preferred Stock, there have been no sales of unregistered securities during the quarter ended June 30, 2023, and from the period from September 30, 2022, to the filing date of this Report, which have not previously been disclosed in the Company’s Quarterly Reports on Form 10-Q.

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

SIDECHANNEL, INC.

Date: August 9, 2023	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer (Principal Executive Officer)

SIDECHANNEL, INC.

Date: August 9, 2023	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (Principal Accounting/Financial Officer)

