Form 10-Q
period 2023-12-31
SideChannel, Inc.
filed 2024-02-07
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 5, 2024, the registrant had 222,028,208 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$819	$1,053
Accounts receivable, net	868	834
Deferred costs	180	180
Prepaid expenses and other current assets	278	381
Total current assets	2,145	2,448

Fixed assets	27	30
Goodwill	1,356	1,356
Deferred costs	105	150
Total assets	$3,633	$3,984

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$511	$613
Deferred revenue	238	280
Promissory note payable	-	50
Income taxes payable	11	11
Total current liabilities	760	954

Other Liabilities	-	-
Total liabilities	760	954

Commitments and contingencies

Common stock, $0.001 par value, 681,000,000 shares authorized; 221,645,310 and 213,854,781 shares issued and outstanding as of Dec 31, 2023 and Sep 30, 2023	222	214
Additional paid-in capital	21,836	21,755
Accumulated Deficit	(19,185)	(18,939)
Total stockholders’ equity	2,873	3,030
Total liabilities and stockholders’ equity	$3,633	$3,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Revenues	$1,736	$1,546
Cost of revenues	891	681
Gross profit	845	865

Operating expenses
General and administrative	709	1,030
Selling and marketing	269	307
Research and development	126	135
Total operating expenses	1,104	1,472
Operating loss	(259)	(607)

Other income (expense), net	13	5
Net loss before income tax expense	(246)	(602)

Income tax expense	-	-
Net income (loss) after income tax expense	$(246)	$(602)
Net income (loss) per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	214,578,923	148,733,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Preferred Shares	Preferred Par Value	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2023	-	$-	213,854,781	$214	$21,755	$(18,939)	$3,030
Shares issued for 2021 Investor Warrants	-	-	7,270,958	7	(7)	-	-
Shares issued for services	-	-	257,085	-	8	-	8
Stock-based compensation expense	-	-	-	-	86	-	86
Stock issued for RSU vesting, net	-	-	262,486	1	(6)	-	(5)
Net loss	-	-	-	-	-	(246)	(246)
Balance at December 31, 2023	-	$-	221,645,310	$222	$21,836	$(19,185)	$2,873

	Preferred Shares	Preferred Par Value	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2022	100	$-	148,724,056	$149	$21,180	$(11,933)	$9,396
Shares issued for services	-	-	180,557	-	18	-	18
Stock-based compensation expense	-	-	-	-	118	-	118
Net loss	-	-	-	-	-	(602)	(602)
Balance at December 31, 2022	100	$-	148,904,613	$149	$21,316	$(12,535)	$8,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246)	$(602)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation and Amortization	48	45
Stock-based compensation, shares issued for services, and RSU vesting, net	88	115

Changes in operating assets and liabilities:
Accounts receivable	(34)	42
Prepaid expenses and other assets	103	46
Accounts payable and accrued liabilities	(101)	(67)
Deferred revenue	(42)	(56)
Net cash used in operating activities	(184)	(477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	(50)
Net cash used in financing activities	(50)	-

(DECREASE) INCREASE IN CASH	(234)	(477)
CASH, BEGINNING OF PERIOD	1,053	3,030
CASH, END OF PERIOD	$819	$2,553

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation included in accounts payable and accrued liabilities	$-	$21
Shares Issued for Services	$8	$18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Dollars in thousands except shares and per share data)

NOTE 1 – NATURE OF OPERATIONS

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market we that we believe is currently underserved. We believe that our cybersecurity product and service offerings provide cybersecurity and privacy risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We intend to provide more tech-enabled services to address the needs of our customers, including virtual Chief Information Security Officer (vCISO), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is https://sidechannel.com.

History

On July 1, 2022 we, then known as Cipherloc Corporation (“Cipherloc”), a Delaware corporation, completed an acquisition (“Business Combination”) of all the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation, pursuant to an Equity Securities Purchase Agreement dated May 16, 2022 (the “Purchase Agreement”). On September 9, 2022, SideChannel, Inc. the acquired Massachusetts corporation and a subsidiary of the registrant, changed its name to SCS, Inc. (the “Subsidiary” or “SCS”) and Cipherloc Corporation, the Delaware parent company of the subsidiary has changed its name to SideChannel, Inc. The Business Combination was accounted for as a reverse acquisition (“reverse merger”) in accordance with GAAP. Under this method of accounting, SCS was deemed to be the accounting acquirer for financial reporting purposes.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the disclosures required for complete financial statements and they do include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. References to Fiscal 2024 and Fiscal 2023 used throughout this report shall mean the current fiscal year ending September 30, 2024 and the prior fiscal year ended September 30, 2023, respectively.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended September 30, 2023 (the “2022 Form 10-K”) filed on December 27, 2023, with the Securities and Exchange Commission (“SEC”). The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended September 30, 2023.

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

Subsequent Events

We have assessed our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended December 31, 2023.

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There have been no significant events or changes in circumstances during the quarter ended December 31, 2023 that would indicate that the carrying amount of the Company’s intangible asset, goodwill, may be impaired as of December 31, 2023.

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

See Note 3 for further information about our revenue from contracts with customers.

Leases

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation – Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of awards, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 7.

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

Due to the loss from continuing operations for the three months ended December 31, 2023 and 2022, there are no common shares added to calculate dilutive EPS because the effect would be anti-dilutive. Potentially dilutive securities of approximately 50.3 million shares were excluded from diluted EPS in the three months ended December 31, 2023, as we had a net loss.

Warrants

We account for warrants in accordance with FASB ASC Topics 480 and 815. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in our Consolidated Statement of Operations as a component of other income or expense. Upon exercise of a warrant, it is marked to fair value at the exercise date and then that fair value is reclassified to equity.

Liquidity and Capital Resources

As of December 31, 2023 and September 30, 2023, we had $0.8 million and $1.1 million, respectively, of cash and cash equivalents. We have incurred a net loss during the three month period ended December 31, 2023.

Our primary requirements for liquidity and capital are working capital, research and development and marketing activities, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. As of December 31, 2023, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the remainder of the fiscal year include our working capital requirement.

We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could impact our business and liquidity.

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. For us, annual reporting requirements will be effective for our fiscal year 2025 beginning on October 1, 2024 and interim reporting requirements will be effective beginning with our fourth quarter of fiscal year 2025. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation table and disaggregation of income taxes paid, net of refunds, by jurisdiction. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2024, which for us is our fiscal year 2026 beginning on October 1, 2025. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE 3 – REVENUE FROM CONTRACTS FROM CUSTOMERS

Customer Concentration

One client individually accounted for 13% of our revenue during the three months ended December 31, 2023; no client individually accounted for over 10% of our revenue during the three months ended December 31, 2022.

Deferred Revenue

Deferred revenue was $238,000 at December 31, 2023. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue for the three months ended December 31, 2023 were as follows:

Deferred Revenue (In thousands)
Balance at September 30, 2023	$280
Deferral of revenue	128
Recognition of revenue	(170)
Balance at December 31, 2023	$238

NOTE 4 – DEBT

Pursuant to a Membership Interest Redemption Agreement, dated November 3, 2021, by and between us and Akash Desai (“Desai Redemption Agreement”), we promised to pay Mr. Desai $100,000, without interest, in exchange for Mr. Desai’s right, title, and interest in us while we operated as an LLC. Mr. Desai was paid $50,000 at the execution of the Desai Redemption Agreement and the remaining $50,000 balance was paid in December 2023.

NOTE 5 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and our stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). On September 22, 2020, SideChannel assigned to RealCISO Inc. certain contracts and intellectual property. We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pays licensing fees to RealCISO for such use. No amounts were paid to RealCISO in the three months ending December 31,2023. We paid $36,000 to RealCISO during the three months ended December 31, 2022.

We received $43,200 from RealCISO for software development services that we provided RealCISO during the three months ending December 31, 2023.

No other related party transactions occurred during the three months ending December 31, 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCK BASED COMPENSATION

We grant equity compensation awards to directors, employees, and contractors under the 2021 Omnibus Equity Compensation Plan. In 2023 and 2024 we granted restricted stock units (RSUs) with service-based vesting conditions with vesting typically occurring over a 3-year period. The following table summarizes the activity of our restricted stock units granted under our Equity Incentive Plan during the three months ended December 31, 2023 and 2022.

Outstanding Equity Compensation Grants (In thousands)	Number of RSU’s
Outstanding Grants at September 30, 2023	8,637
Granted	620
Vested	(370)
Canceled/Forfeited	(1,704)
Outstanding Grants at December 31, 2023	7,183

Outstanding Grants at September 30, 2022	4,309
Granted	2,883
Vested	-
Canceled/Forfeited	-
Outstanding Grants at December 31, 2022	7,192

The weighted average grant-date fair value of all awards granted during the quarter ended December 31, 2023 was $0.05 per share. The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

Total stock-based compensation is included in general and administrative expense, selling and marketing expense, and research and development expense in our accompanying Consolidated Statements of Earnings.

Our total stock-based compensation expense for the three months ended December 31, 2023 was $93,000 comprised of $8,000 for shares issued for services and $85,000 for the amortization of outstanding equity compensation grants. The unamortized stock compensation expense at December 31, 2023, is $545,000, and the remaining weighted average term to vesting is 2.0 years.

Some employees opted to sell shares back to the Company at the fair market value on the vesting date to fund their portion of payroll taxes due on the taxable income generated by the vested restricted stock units. For the three months ended December 31, 2023, we have purchased shares with a vesting date value of $5,000.

We incurred stock-based compensation expense of $115,000 for the three months ended December 31, 2022 which is comprised of $18,000 for shares issued for services and $97,000 for the amortization of outstanding equity compensation grants.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2023, we had 221,645,310 shares of common stock outstanding and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001.

We had 213,854,781 shares of common stock outstanding as of September 30, 2023.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the three months ended December 31, 2023.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the three months ended December 31, 2023.

Common Stock Issued for Services

Our Board of Directors have elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock instead of cash. We also use stock as a form of compensation for independent contractors who provide professional services to us in sales, marketing, or administration. On December 29, 2023, the Company issued 166,668 shares of common stock as compensation to the non-executive members of our Board for a fair value of $5,000 for the services rendered during the first quarter of fiscal year 2024 and 90,417 shares to an independent contractor with a fair value of $3,000.

Common Stock Issued Under Equity Incentive Plan

We issued 262,486 shares of common stock for 369,997 RSU’s that vested during the three months ended December 31, 2023. The number of shares sold by these employees to fund payroll taxes for the three months ended December 31, 2023 was 112,594.

Common Stock Issued Under Tender Offer

On December 26, 2023 we closed a tender offer to exchange approximately 55.5 million 2021 Investor Warrants for shares of common stock and new warrants (“November 2023 Warrant Exchange”). The November 2023 Warrant Exchange had 43,538,501 2021 Investor warrants tendered (78.4% of the outstanding 2021 Investor Warrants) resulting in the issuance of 7,270,958 shares of common stock and 17,415,437 new warrants (“New Warrants”). The New Warrants include these terms:

●	Each (1) New Warrant can subscribe for and purchase one (1) share of common stock from the Company at an exercise price of eighteen cents ($0.18) on or before December 29, 2028.
●	The New Warrant can be exercised on a cash or cashless basis.
●	The New Warrants will automatically convert if the common stock trades at a bid price equal to or greater than thirty-six cents ($0.36) for thirty (30) consecutive trading days. New Warrant holders will be notified if the automatic conversion is triggered and will be provided with twenty (20) trading days to deliver a notice of exercise to the Company.
●	The New Warrants will be adjusted for stock dividends and stock splits should such an event occur during the term of the New Warrant.

The weighted average warrant fair value of the 2021 Investor Warrants successfully tendered, as determined using the Black-Scholes option valuation model, was in excess of the value of the consideration paid by the Company to the 2021 Investor Warrant holders who successfully tendered their warrants during the November 2023 Warrant Exchange. We did not recognize a gain as a result of the November 2023 Warrant Exchange.

The assumptions used to estimate the weighted average warrant fair value for the successfully tendered 2021 Investor Warrants include:

●	We estimated volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the warrant.
●	The risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant.
●	The expected warrant term was the number of years the Company estimates the warrants will be outstanding prior to exercise based on expected historical exercise patterns.

After the November 2023 Warrant Exchange, we had a total of 43.2 million warrants outstanding comprised of 5.4 million from 2018 issued to placement agents, 8.4 million from 2021 issued to placement agents, 12.0 million remaining 2021 investor warrants, and 17.4 million new warrants issued on December 26, 2023.

Preferred Stock

As of December 31, 2023, we had zero (0) shares of preferred stock outstanding.

Warrants

The following table summarizes warrant activity for the three months ended December 31, 2023:

Outstanding Warrants (In thousands, except prices and remaining lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2023	69,281	$0.39	3.31
Granted through November 2023 Warrant Exchange	17,415	0.18	5.00
Tendered during November 2023 Warrant Exchange	(43,538)	(0.36)	(2.25)
Canceled/Forfeited	—	—	—
Outstanding at December 31, 2023	43,158	$0.33	4.64

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 27, 2023.

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

Our growth strategy focuses on these three initiatives:

1. Securing new vCISO clients,

2. Adding new Cybersecurity Software and Services offerings, and

3. Increasing adoption of Cybersecurity Software, including Enclave and Services offerings at vCISO clients

We are offering proprietary software called Enclave which simplifies important cybersecurity tasks called “asset inventory” and “microsegmentation.” Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows Information Technology to easily segment the enterprise network, place the right staff in those segments and direct traffic.

Revenue

The following revenue metrics are for the three months ended December 31, 2023, versus the same period in fiscal year 2023 and the table reflects the revenue by category for the first three months of fiscal years 2024 and 2023.

(in thousands)	2024		2023
		% of Total		% of Total	$ Change	% Change
Revenue
vCISO Services	$1,161	66.9%	$1,019	65.9%	$142	13.9%
Cybersecurity Software & Services	575	33.1%	527	34.1%	48	9.1%
Total	$1,736		$1,546		$190	12.3%

The growth in vCISO Services reflects both growth in clients served and an increase in revenue per client. Cybersecurity Software & Services revenue grew from 2023 to 2024 primarily because of an increase in the use of these services by existing Cybersecurity Software and Services clients and secondarily because of an expansion of the services and software offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new; while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following table provides details on our new and retained revenue for the three months ended December 31, 2024 and 2023. We initiated fewer vCISO Services engagements during the three months ended December 31. 2023 than we did during the three months ended December 31, 2022. We attribute the decrease to ineffective lead generation campaigns launched during the last half of fiscal year 2023.

(in thousands)	2024		2023
		% of Total		% of Total	$ Change	% Change
Revenue
vCISO
New	$355	30.6%	$641	62.9%	$(286)	(44.6)%
Retained	806	69.4%	378	37.1%	428	113.2%
Total	$1,161		$1,019		$152	13.9%

Cybersecurity Software & Services
New	$188	32.7%	$177	33.6%	$11	6.2%
Retained	387	67.3%	350	66.4%	37	10.6%
Total	$575		$527		$47	9.1%

Total Revenue
New	$543	31.3%	$818	52.9%	$(275)	(33.6)%
Retained	1,193	68.7%	728	47.1%	465	63.9%
Total	$1,736		$1,546		$190	12.3%

Further, we consider trailing twelve revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue in the measurement period by the total revenue for the previous twelve-month time frame. The following table shows the revenue retention by category for the twelve months ended December 31, 2023 and September 30, 2023.

	Trailing Twelve Months Ended
	December 31, 2023	September 30, 2023

vCISO Services	65.6%	60.8%
Cybersecurity Software & Services	86.2%	89.4%
Total	72.7%	71.0%

Results of Operations

Three Months Ended December 31, 2023 Versus Three Months Ended December 31, 2022

Comparison of Results

Revenue. Our revenue was $1.7 million for the quarter ended December 31, 2023, compared to $1.5 million for the three-month comparable prior period; an increase of $190,000 or 12%. The factors driving this revenue increase include improved revenue retention and a growth in vCISO engagements.

Gross Margins. Our gross margin was $845,000 or 48.7% for the quarter ended December 31, 2023, compared to $865K or 56.0% for the quarter ended December 31, 2022. The decline in our gross margin was the result of less effective utilization of our service delivery employees.

Operating Expenses. We initiated expense reductions from May 2023 to December 2023 that impacted all areas of our company. These reductions resulted in a $368,000 or 25.0% decrease in total operating expenses for the three months ended December 31, 2023 compared to the three months ended to December 31, 2022. The changes for each operating expense area are discussed below. The expense reductions were intended to increase the likelihood of achieving positive cash flow from operating activities during fiscal year 2024.

General and Administrative Expenses. Our general and administrative expense was $709,000 for the three months ended December 31, 2023, compared to $1,030,000 for the prior comparable period, a decrease of $321,000 or 31.1%. The decrease was achieved by reducing executive positions and eliminating investor communication costs.

Selling and Marketing Expenses. Our sales and marketing expense was $269,000 for the three months ended December 31, 2023, compared to $269,000 for the prior comparable period, a decrease of $38,000 or 12.4%. The decrease was driven by a reduction in staff and third-party service provider costs.

Research and Development Expenses. Our research and development expense was $126,000 for the three months ended December 31, 2023, compared to $135,000 for the prior comparable period, a decrease of $9,000 or 6.7%. The decrease is the result of a staff reduction.

Liquidity and Capital Resources

We had an accumulated deficit of $19.2 million as of December 31, 2023. Our accumulated deficit has been primarily driven by three non-recurring expenses totaling $16.8 million: $6.2 million for acquisition costs, including $6.1 million related to the contingent consideration from the Business Combination; $5.7 million impairment of goodwill recorded as a result of the Business Combination, and $4.9 million impairment of intangible assets.

We expect to incur continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations and expenses. On December 31, 2023, we had cash of $819,000. We maintain our cash in accounts held by reputable financial institutions which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of December 31, 2023, approximately $569,000 of the Company’s cash balance was uninsured. The Company has not experienced any losses of cash in any of these financial institutions.

We had working capital of $1.4 million as of December 31, 2023, compared to working capital of $1.5 million as of September 30, 2023. The decline in working capital is primarily attributed to the use of cash to fund operating losses during the last three months.

Cash Flows

The following table summarizes selected items in our Consolidated Statements of Cash Flows for the three months ended December 31:

(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(184)	$(477)
Investing activities	-	-
Financing activities	(50)	-

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

We used $184,000 of cash for operating activities during the three months ended December 31, 2023 and recorded a net loss of $246,000. During the same period, our non-cash charges totaled $136,000 comprised of $88,000 in stock-based compensation expense and $48,000 in amortization and depreciation. The change in our net operating assets and liabilities was primarily due to a $103,000 decrease in prepaid expenses as we recognized our annual directors and officers insurance premium that is prepaid annually in July and a $101,000 decrease in accounts payable and accrued liabilities because of payments made on our directors and officers insurance note payable.

Investing Activities

There were no cash activities in investing for this reporting period.

Financing Activities

We paid a $50,000 note payable to Mr. Akash Desai in December 2023. The note payable was related to a December 2021 agreement for the redemption of Mr. Desai’s interest in SideChannel LLC. The December 2023 payment completed our obligations to Mr. Desai.

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

As of December 31, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Form 10-K .

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

The material weaknesses identified, and the related remediation plan are more fully described in our 2023 Form 10-K. The material weaknesses, summarized in the table below, related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP.

●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs;
●	We had not developed and effectively communicated to our employees our accounting policies and procedures, which resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness;
●	We do not have sufficient, qualified finance and accounting staff with the appropriate U.S. GAAP technical accounting expertise to identify, evaluate and account for accounting and financial reporting, and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process; and
●	As a high-growth, smaller reporting company that became responsible for listed financial reporting within the last eighteen (18) months, we have a limited staff and budget available to adequately test and monitor the effectiveness of certain internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in and incorporated by reference in this “Part II - Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 6 - Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. Our assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries, or other finders of fact, that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no further material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Commission on December 27, 2023 (the “Form 10-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the quarter ended December 31, 2023, and from the period from September 30, 2023, to the filing date of this Report.

On December 29, 2023, the Company issued 166,668 shares of common stock as compensation to the non-executive members of our Board for a fair value of $5,000 for the services rendered during the first quarter of fiscal year 2024 and 90,417 shares to an independent contractor with a fair value of $3,000.

Common Stock Issued Under Equity Incentive Plan

We issued 262,486 shares of common stock for 369,997 RSU’s that vested during the three months ended December 31, 2023. The number of shares sold by these employees to fund payroll taxes for the three months ended December 31, 2023 was 112,594.

Common Stock Issued Under Tender Offer

On December 26, 2023 we closed a tender offer to exchange approximately 55.5 million 2021 Investor Warrants for shares of common stock and new warrants (“November 2023 Warrant Exchange”). The November 2023 Warrant Exchange had 43,538,501 2021 Investor warrants tendered (78.4% of the outstanding 2021 Investor Warrants) resulting in the issuance of 7,270,958 shares of common stock and 17,415,437 new warrants (“New Warrants”). The New Warrants include these terms:

●	Each (1) New Warrant can subscribe for and purchase one (1) share of common stock from the Company at an exercise price of eighteen cents ($0.18) on or before December 29, 2028.
●	The New Warrant can be exercised on a cash or cashless basis.
●	The New Warrants will automatically convert if the common stock trades at a bid price equal to or greater than thirty-six cents ($0.36) for thirty (30) consecutive trading days. New Warrant holders will be notified if the automatic conversion is triggered and will be provided with twenty (20) trading days to deliver a notice of exercise to the Company.
●	The New Warrants will be adjusted for stock dividends and stock splits should such an event occur during the term of the New Warrant.

The weighted average warrant fair value of the 2021 Investor Warrants successfully tendered, as determined using the Black-Scholes option valuation model, was in excess of the value of the consideration paid by the Company to the 2021 Investor Warrant holders who successfully tendered their warrants during the November 2023 Warrant Exchange. We did not recognize a gain as a result of the November 2023 Warrant Exchange.

The assumptions used to estimate the weighted average warrant fair value for the successfully tendered 2021 Investor Warrants include:

●	We estimated volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the warrant.
●	The risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant.
●	The expected warrant term was the number of years the Company estimates the warrants will be outstanding prior to exercise based on expected historical exercise patterns.

After the November 2023 Warrant Exchange, we had a total of 43.2 million warrants outstanding comprised of 5.4 million from 2018 issued to placement agents, 8.4 million from 2021 issued to placement agents, 12.0 million remaining 2021 investor warrants, and 17.4 million new warrants issued on December 26, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2023, and from the period from September 30, 2023, to the filing date of this Report.

As noted above, on December 26, 2023 we closed a tender offer to exchange approximately 55.5 million 2021 Investor Warrants for shares of common stock and new warrants (“November 2023 Warrant Exchange”). The November 2023 Warrant Exchange had 43,538,501 2021 Investor warrants tendered (78.4% of the outstanding 2021 Investor Warrants) resulting in the issuance of 7,270,958 shares of common stock and 17,415,437 new warrants (“New Warrants”). The New Warrants include these terms:

●	Each (1) New Warrant can subscribe for and purchase one (1) share of common stock from the Company at an exercise price of eighteen cents ($0.18) on or before December 29, 2028.
●	The New Warrant can be exercised on a cash or cashless basis.
●	The New Warrants will automatically convert if the common stock trades at a bid price equal to or greater than thirty-six cents ($0.36) for thirty (30) consecutive trading days. New Warrant holders will be notified if the automatic conversion is triggered and will be provided with twenty (20) trading days to deliver a notice of exercise to the Company.
●	The New Warrants will be adjusted for stock dividends and stock splits should such an event occur during the term of the New Warrant.

We did not recognize a gain as a result of the November 2023 Warrant Exchange. After the November 2023 Warrant Exchange, we had a total of 43.2 million warrants outstanding comprised of 5.4 million from 2018 issued to placement agents, 8.4 million from 2021 issued to placement agents, 12.0 million remaining 2021 investor warrants, and 17.4 million new warrants issued on December 26, 2023.

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

SIDECHANNEL, INC.

Date: February 7, 2024	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

SIDECHANNEL, INC.

Date: February 7, 2024	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

