Form 10-Q
period 2024-03-31
SideChannel, Inc.
filed 2024-05-07
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-28745

SideChannel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0837077
State of Incorporation	IRS Employer Identification Number

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

As of May 6, 2024, the registrant had 224,355,805 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	31-Mar-24	30-Sep-23
	(Unaudited)
ASSETS
Current assets
Cash	$851	$1,053
Accounts receivable, net	910	834
Deferred costs	180	180
Prepaid expenses and other current assets	446	381
Total current assets	2,387	2,448

Fixed assets	24	30
Goodwill	1,356	1,356
Deferred costs	60	150
Total assets	$3,827	$3,984

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$498	$613
Deferred revenue	564	280
Promissory note payable	-	50
Income taxes payable	-	11
Total current liabilities	1,062	954

Other Liabilities	-	-
Total liabilities	1,062	954

Commitments and contingencies (Note 10)

Common stock, $0.001 par value, 681,000,000 shares authorized; 224,355,805 and 213,854,781 shares issued and outstanding as of Mar 31, 2024 and Sep 30, 2023	224	214
Additional paid-in capital	21,979	21,755
Accumulated Deficit	(19,438)	(18,939)
Total stockholders’ equity	2,765	3,030
Total liabilities and stockholders’ equity	$3,827	$3,984

Note: The consolidated balance sheet at September 30, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$1,927	$1,617	$3,663	$3,163
Cost of revenues	1,059	880	1,950	1,561
Gross profit	868	737	1,713	1,602

Operating expenses
General and administrative	849	990	1,558	$2,020
Selling and marketing	156	437	425	744
Research and development	123	168	249	303
Total operating expenses	1,128	1,595	2,232	3,067
Operating income (loss)	(260)	(858)	(519)	(1,465)

Other income, net	8	2	21	7
Net income (loss) before income tax expense	$(252)	$(856)	$(498)	$(1,458)

Income tax expense	1		1
Net income (loss) after income tax expense	(253)	(856)	(499)	(1,458)
Net income (loss) per common share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	222,773,052	148,928,663	218,653,945	148,830,224

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at September 30, 2023	—	$—	213,854,781	$214	$21,755	$(18,939)	$3,030
Shares issued for 2021 Investor Warrants	—	—	7,270,958	7	(7)	—	—
Shares issued for services			257,085	—	8	—	8
Stock-based compensation	—	—	262,486	1	80	—	81
Net loss	—	—	—	—	—	(246)	(246)
Balance at December 31, 2023	—	$—	221,645,310	222	$21,836	(19,185)	$2,873
Shares issued for services	—	—	180,558	—	12	—	12
Stock-based compensation expense	—	—	2,529,937	2	131	—	133
Net loss	—	—	—	—	—	(253)	(253)
Balance at March 31, 2024	—	$—	224,355,805	$224	$21,979	$(19,438)	$2,765

	For the Six Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	100	$—	148,724,056	$149	$21,180	$(11,933)	$9,396
Shares issued for services	—	—	180,557		18		18
Stock-based compensation	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	(602)	(602)
Balance at December 31, 2022	100	$—	148,904,613	$149	$21,316	$(12,535)	$8,930
Shares issued for services	—	—	166,668	—	13	—	13
Stock-based compensation	—	—	500,000	1	116	—	117
Net loss	—	—	—	—	—	(856)	(856)
Balance at March 31, 2023	100	$—	149,571,281	$150	$21,445	$(13,391)	$8,204

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(499)	$(1,458)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation and amortization	96	90
Stock-based compensation and shares issued for services, net	234	245

Changes in operating assets and liabilities:
Accounts receivable, net	(76)	(284)
Prepaid expenses and other assets	(65)	37
Accounts payable and accrued liabilities	(115)	-
Income taxes payable	(11)	-
Deferred revenue	284	242
Net cash used in operating activities	(152)	(1,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(50)	-
Net cash used in financing activities	(50)	-

(DECREASE) INCREASE IN CASH	(202)	(1,128)
CASH, BEGINNING OF PERIOD	1,053	3,030
CASH, END OF PERIOD	$851	$1,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Stock-based compensation included in accounts payable and accrued liabilities	$-	$21
Shares Issued for services	20	31
Purchase of restricted stock units (“RSUs”) sold by employees to pay for taxes due on vested RSUs	66	-

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 1 – GENERAL INFORMATION

Description of the Company

SideChannel Inc. (OTCQB: SDCH) (“SideChannel”, the “Company”, “we”, “us”, or “our”), a Delaware Corporation organized in 2021, is a cybersecurity advisory services and software company. Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is https://sidechannel.com. A history of the Company is disclosed in our Form 10-K for the year ended September 30, 2023 (the “2023 Form 10-K”) filed on December 27, 2023, with the Securities and Exchange Commission (“SEC”).

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market we that we believe is currently underserved. We believe that our cybersecurity product and service offerings provide cybersecurity and privacy risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We intend to provide more tech-enabled services to address the needs of our customers, including virtual Chief Information Security Officer (“vCISO”), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

We are offering proprietary software called Enclave which simplifies important cybersecurity tasks called “asset inventory” and “microsegmentation.” Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows IT professionals to easily segment the enterprise network, place the right staff in those segments and direct traffic.

Business Combination

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

NOTE 2 – Summary of Significant Accounting Policies

We have not made changes to the Significant Accounting Policies disclosed in our 2023 Form 10-K for the year ended September 30, 2023 filed on December 27, 2023, with the SEC.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Certain prior period amounts have been reclassified to conform to the current year presentation or adjusted due to rounding and have had no impact on net income or stockholders’ equity.

Reclassifications

Certain prior year amounts have been reclassified to be comparable with the current year’s presentation.

Segment Information

We manage our operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Critical Accounting Estimates

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our 2023 Form 10-K. The same accounting policies have been followed in these unaudited interim consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended September 30, 2023.

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

As of March 31, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Form 10-K.

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

Net Loss Per Share

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

Accounting Pronouncements

We did not adopt new accounting pronouncements during the six months ended March 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. For us, annual reporting requirements will be effective for our fiscal year 2025 beginning on October 1, 2024 and interim reporting requirements will be effective beginning with our fourth quarter of fiscal year 2025. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

NOTE 3 – LEASES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually for three (3) twelve (12) month periods through December 2025. The annual renewal date is January 1st. Our current lease payment is $967 per month. The lease allows for a two percent (2%) increase effective at the beginning of each renewal period.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 (Leases) to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term. Following the guidance of ASC Topic 842, we are not required to record ROU assets and operating lease liabilities.

NOTE 4 – DEFERRED REVENUE

Deferred Revenue is comprised of payments received from our clients and customers for products or services in advance of receiving the product or service. This primarily occurs for annual software and service contracts including Enclave. While software contracts can be initiated at any time of year, most of our annual agreements renew in our quarter ended March 31.

A payment received from a client in advance of receiving the product or service will be deferred and increase the balance of Deferred Revenue. We recognize the revenue for the product or service when it is delivered to the client according to ASC Topic 606. The recognition of revenue for a product or service paid for in advance by our clients will decrease the balance of Deferred Revenue.

Deferred revenue was $564,000 at March 31, 2024 and $280,000 at September 30, 2023. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue for the six months ended March 31, 2024 were as follows:

Deferred Revenue (In thousands)
Balance at September 30, 2023	$280
Deferral of revenue	741
Recognition of revenue	(457)
Balance at March 31, 2024	$564

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2024, we had 224,355,805 shares of common stock outstanding and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001.

We had 213,854,781 shares of common stock outstanding as of September 30, 2023.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the six months ended March 31, 2024.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the six months ended March 31, 2024.

Common Stock Issued for Services

Total shares of common stock issued for services during the six months ended March 31, 2024 is 437,643 with a total fair value of $20,000.

Our Board of Directors (“Board”) had elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock instead of cash. We also use stock as a form of compensation for independent contractors who provide professional services to us in sales, marketing, or administration. On February 15, 2024, and March 28, 2024, the Company issued 20,834 and 159,724 shares of common stock, respectively, as compensation to the non-executive members of our Board for a fair value of $12,000 for the services rendered during the second quarter of fiscal year 2024. For the six months ended March 31, 2024 we have issued 347,226 shares of common stock as compensation for a value of $17,000.

For the six months ended March 31, 2024 we have issued 90,417 shares of common stock to an independent contractor with a fair value of $3,000.

Common Stock Issued Under Equity Incentive Plan

We issued 2,792,423 shares of common stock for 4,039,824 Restricted Stock Units (“RSUs”) that vested during the six months ended March 31, 2024. The number of RSUs sold by these employees to fund payroll taxes for the six months ended March 31, 2024 was 1,247,401.

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

Preferred Stock

As of March 31, 2024, we had zero (0) shares of preferred stock outstanding.

Warrants

The following table summarizes warrant activity for the six months ended March 31, 2024:

Outstanding Warrants (In thousands, except prices and remaining lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2023	69,281	$0.39	3.31
Granted through November 2023 Warrant Exchange	17,415	0.18	4.75
Tendered during November 2023 Warrant Exchange	(43,538)	(0.36)	(2.25)
Canceled/Forfeited	—	—	—
Outstanding at March 31, 2024	43,158	$0.33	4.39

NOTE 7 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and our stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). On September 22, 2020, SideChannel assigned to RealCISO Inc. certain contracts and intellectual property. We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pays licensing fees to RealCISO for such use. We paid $20,160 to RealCISO in the six months ending March 31, 2024. We paid $36,000 to RealCISO during the six months ended March 31, 2023.

We received $76,500 from RealCISO for software development services that we provided RealCISO during the six months ending March 31, 2024.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for $24,425. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board. The final payment of $6,106 for the agreement for the assessment was invoiced and paid during March 2024.

Nick Hnatiw, our Chief Technology Officer and Director, has an amount payable to the Company in relation to the payroll taxes paid by the Company on his behalf for RSUs that vested during calendar year 2022. The balance due from Mr. Hnatiw is $2,551 and is recorded in prepaid and other current assets as of March 31, 2024.

No other related party transactions occurred during the six months ending March 31, 2024.

NOTE 8 – CUSTOMER CONCENTRATION RISK

No client individually accounted for over 10% of our revenue during the three months or six months ended March 31, 2024; no client individually accounted for over 10% of our revenue during the three months or six months ended March 31, 2023.

NOTE 9 – STOCK BASED COMPENSATION

We grant equity compensation awards to directors, employees, and contractors under the 2021 Omnibus Equity Compensation Plan. We have granted RSUs with service-based vesting conditions with vesting typically occurring over a 3-year period. The following table summarizes the activity of our RSUs granted under our Equity Incentive Plan during the six months ended March 31, 2024, and March 31, 2023.

Outstanding Equity Compensation Grants (In thousands)	Number of RSU’s
Outstanding Grants at September 30, 2023	8,637
Granted	8,250
Vested	(4,040)
Canceled/Forfeited	(1,703)
Outstanding Grants at March 31, 2024	11,144

Outstanding Grants at September 30, 2022	4,309
Granted	2,933
Vested	(500)
Canceled/Forfeited	—
Outstanding Grants at March 31, 2023	6,742

The weighted average grant-date fair value was $0.05 per share for all awards granted during the six months ended March 31, 2024 and $0.14 per share for all awards granted during the six months ended March 31, 2023.

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Total stock-based compensation is included in general and administrative expense, selling and marketing expense, and research and development expense in our accompanying Consolidated Statements of Operations.

Our total stock-based compensation expense for the six months ended March 31, 2024 was $300,000 comprised of $20,000 for shares issued for services and $280,000 for the amortization of outstanding equity compensation grants. The unamortized stock compensation expense at March 31, 2024, is $757,000, and the remaining weighted average term to vesting is 2.4 years.

Some employees opted to sell RSUs back to the Company at the fair market value on the vesting date to fund their portion of payroll taxes due on the taxable income generated by the vested RSUs. For the six months ended March 31, 2024, we have purchased RSUs with a vesting date value of $66,000. Our Statement of Stockholders Equity reflects the net increase of $214,000 as of March 31, 2024 or $280,000 of total stock-based compensation expense less the $66,000 of RSUs purchased.

We incurred stock-based compensation expense of $266,000 for the six months ended March 31, 2023 which is comprised of $31,000 for shares issued for services and $235,000 for the amortization of outstanding equity compensation grants.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In April 2020, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required Cipherloc pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceed $1,000,000. We believe we have made all required payments and delivered the stock to the plaintiffs. The case is currently being defended by us. We believe we have meritorious defenses to the allegations, and we intend to continue to vigorously defend against the litigation.

We are not currently involved in any additional litigation that we believe could have a material adverse effect on our financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2024, we filed a Form 8-K with the SEC for the following resolutions passed with unanimous vote by our Board:

1.	The Board eliminated two of the Committees of the Board of Directors including:

The Compensation Committee comprised of the following directors: Robert Brown, Deborah MacConnel, and Kevin Powers

The Nomination and Corporate Governance Committee comprised of the following directors: James Hansen, Brian Haugli, Deborah MacConnel, Kevin Powers, and Hugh Regan, Jr.

2.	The Board eliminated all cash compensation paid to its directors.

3.	The Board eliminated all stock compensation paid to its directors. No agreements have been entered for this arrangement but are forthcoming.

4.	The Board has determined to implement an equity incentive plan for its directors.

5.	The Board determined to compensate Director Hugh Regan, Jr. at a rate of $7,500 per quarter for services provided as chair of the Audit Committee. No agreements have been entered for this arrangement but are forthcoming.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2023 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2023 Form 10-K.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report.

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

Business Overview

Our efforts are focused on protecting and enabling the critical business functions of our clients and customers through comprehensive cybersecurity programs. This specifically includes:

●	Embedding virtual Chief Information Security Officers (“vCISOs”) as a fractional resource into the leadership teams of our clients,
●	Deploying a proprietary SaaS platform called Enclave that simplifies the segmentation of digital networks,
●	Assessing, identifying, and mitigating cybersecurity and privacy risks through tech-enabled security engineering processes, and
●	Reselling third-party cybersecurity services and software when appropriate.

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

Our growth strategy focuses on these three initiatives:

1. Securing new vCISO clients,

2. Adding new Cybersecurity Software and Services offerings, and

3. Increasing adoption of Cybersecurity Software, including Enclave and Services offerings at vCISO clients

We are offering proprietary software called Enclave which simplifies important cybersecurity tasks including “asset inventory”, “vulnerability management”, and “microsegmentation.” Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a novel solution for simplifying the deployment and management of these cybersecurity controls. It allows IT professionals to easily segment the enterprise network, place the right staff in those segments and direct traffic. Enclave revenue is currently included within the Cybersecurity Software and Services category.

Revenue Category Performance for the Six Months Ended March 31, 2024 and 2023

The revenue metrics discussed in this section are for the six months ended March 31, 2024, versus the same period in fiscal year 2023. The following table contains the revenue by category.

(in thousands)	2024		2023
		% of Total		% of Total	$ Change	% Change
Revenue
vCISO Services	$2,236	61.0%	$1,952	61.7%	$284	14.5%
Cybersecurity Software & Services	1,427	39.0%	1,211	38.3%	216	17.8%
Total	$3,663		$3,163		$500	15.8%

The growth in vCISO Services reflects both growth in clients served and an increase in revenue per client. Cybersecurity Software & Services revenue grew from 2023 to 2024 because of an increase in the use of these services by existing clients and because of an expansion of the services and software offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new; while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following table provides details on our new and retained revenue for the six months ended March 31, 2024 and 2023.

(in thousands)	2024		2023
		% of Total		% of Total	$ Change	% Change
Revenue
vCISO
New	$702	31.4%	$1,192	61.1%	$(490)	(41.1)%
Retained	1,534	68.6%	760	38.9%	774	101.8%
Total	$2,236		$1,952		$284	14.5%

Cybersecurity Software & Services
New	$587	41.1%	$403	33.3%	$184	45.7%
Retained	840	58.9%	808	66.7%	32	4.0%
Total	$1,427		$1,211		$216	17.8%

Total Revenue
New	$1,289	35.2%	$1,595	50.4%	$(306)	(19.2)%
Retained	2,374	64.8%	1,568	49.6%	806	51.4%
Total	$3,663		$3,163		$500	15.8%

We initiated fewer new vCISO Services engagements during the six months ended March 31. 2024 than we did during the six months ended March 31, 2023. We attribute the decrease to ineffective lead generation campaigns launched during the last half of fiscal year 2023. We had more success at securing Cybersecurity Software and Services work in new engagements during the six months ended March 31, 2024 than we did during the prior year.

Further, we consider trailing twelve revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue in the measurement period by the total revenue for the previous twelve-month time frame. The following table shows the revenue retention by category for the twelve months ended March 31, 2024 and September 30, 2023.

	Trailing Twelve Months Ended
	March 31, 2024	September 30, 2023

vCISO Services	74.5%	60.8%
Cybersecurity Software & Services	74.8%	89.4%
Total	74.6%	71.0%

Increase in Cash from December 31, 2023 to March 31, 2024

In May 2023, we announced our intention to accelerate the attainment of positive cash flow from operations by making significant reductions in operating expenses. For the three months ended March 31, 2024, our operating expenses are $467,000 lower than the prior year. For the six months ended March 31, 2024, our operating expenses are $837,000 lower than the prior year. On a percentage basis these decreases equate to a 29.3% reduction for the three month period and a 27.2% reduction for the six month period. We expect decreases compared to the prior year to occur in the remaining two quarters of this fiscal year.

These reductions have had the desired impact. Our cash balance grew slightly, $32,000, from December 31, 2023 to March 31, 2024. Our revenue growth is also contributing to our improved profitability and cash flow. If revenue continues to grow on a year-over-year basis and we maintain our operating expenses in line with current revenues, then we may experience further improvements in profitability and cash flow.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Selected consolidated financial data for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023
Revenues	$1,927	$1,617
Cost of revenues	1,059	880
Gross profit	868	737

Operating expenses
General and administrative	849	990
Selling and marketing	156	437
Research and development	123	168
Total operating expenses	1,128	1,595
Operating loss	$(260)	$(858)

Revenue. Our revenue was $1.9 million for the quarter ended March 31, 2024, compared to $1.6 million for the three-month comparable prior period; an increase of $310,000 or 19.5%. The factors driving this revenue increase include improved revenue retention and a growth in both consulting engagements and sales of third-party services.

Gross Margins. Our gross margin was 45.0% for the quarter ended March 31, 2024, compared 45.6% for the quarter ended March 31, 2023. The decline in our gross margin was the result of less effective utilization of our service delivery employees and an increase in sales of third-party software and services, which have a lower margin.

Operating Expenses. We initiated expense reductions beginning in May 2023 that were fully implemented by March 2024. These reductions impacted all areas of our company. These reductions resulted in a $467,000 or 29.3% decrease in total operating expenses for the three months ended March 31, 2024, compared to the three months ended to March 31, 2023. The changes for each operating expense area are discussed below. The expense reductions were intended to increase the likelihood of achieving positive cash flow from operating activities during fiscal year 2024.

●	General and Administrative Expenses. Our general and administrative expense was $849,000 for the three months ended March 31, 2024, compared to $990,000 for the prior comparable period, a decrease of $141,000 or 14.2%. The decrease was achieved by reducing executive positions and eliminating investor relations costs.
●	Selling and Marketing Expenses. Our sales and marketing expense was $156,000 for the three months ended March 31, 2024, compared to $437,000 for the prior comparable period, a decrease of $281,000 or 64.3%. The decrease was driven by a reduction in staff and third-party service provider costs.
●	Research and Development Expenses. Our research and development expense was $123,000 for the three months ended March 31, 2024, compared to $168,000 for the prior comparable period, a decrease of $45,000 or 26.8%. The decrease is the result of a staff reduction as well as some expenses being reallocated to cost of goods sold following the launch of Enclave.

Six Months Ended March 31, 2024, Compared to the Six Months Ended March 31, 2023

Selected consolidated financial data for the six months ended March 31, 2024 and 2023 are as follows:

	Six Months Ended
	March 31,
	2024	2023
Revenues	$3,663	$3,163
Cost of revenues	1,950	1,561
Gross profit	1,713	1,602

Operating expenses
General and administrative	1,558	2,020
Selling and marketing	425	744
Research and development	249	303
Total operating expenses	2,232	3,067
Operating loss	$(519)	$(1,465)

Revenue. Our revenue was $3.7 million for the six months ended March 31, 2024, compared to $3.2 million for the six-month comparable prior period; an increase of $500,000 or 15.8%. The factors driving this revenue increase include improved revenue retention and growth in vCISO engagements.

Gross Margins. Our gross margin was 46.8% for the six months ended March 31, 2024, compared to 50.6% for the six months ended March 31, 2023. The decline in our gross margin was the result of less effective utilization of our service delivery employees and an increase in sales of third-party software and services, which have a lower margin.

Operating Expenses. We initiated expense reductions beginning in May 2023 that were fully implemented by March 2024. These reductions impacted all areas of our company. These reductions resulted in a $835,000 or 27.2% decrease in total operating expenses for the six months ended March 31, 2024 compared to the six months ended March 31, 2023. The changes for each operating expense area are discussed below. The expense reductions were intended to increase the likelihood of achieving positive cash flow from operating activities during fiscal year 2024.

●	General and Administrative Expenses. Our general and administrative expense was $1.6 million for the six months ended March 31, 2024, compared to $2.0 million for the prior comparable period, a decrease of $462,000 or 22.9%. The decrease was achieved by reducing executive positions and eliminating investor relations costs.
●	Selling and Marketing Expenses. Our sales and marketing expense was $425,000 for the six months ended March 31, 2024, compared to $744,000 for the prior comparable period, a decrease of $319,000 or 42.9%. The decrease was driven by a reduction in staff and third-party service provider costs.
●	Research and Development Expenses. Our research and development expense was $249,000 for the six months ended March 31, 2024, compared to $303,000 for the prior comparable period, a decrease of $54,000 or 17.8%. The decrease is the result of a staff reduction as well as some expenses being reallocated to cost of goods sold as Enclave has been launched.

LIQUIDITY AND CAPITAL RESOURCES

We had an accumulated deficit of $19.4 million as of March 31, 2024. Our accumulated deficit has been primarily driven by three non-recurring expenses totaling $16.8 million: $6.2 million for acquisition costs, including $6.1 million related to the contingent consideration from the Business Combination; $5.7 million impairment of goodwill recorded as a result of the Business Combination, and $4.9 million impairment of intangible assets.

On March 31, 2024, we had cash of $851,000. We maintain our cash in accounts held by reputable financial institutions which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250,000. As of March 31, 2024, approximately $601,000 of the Company’s cash balance was uninsured. The Company has not experienced any losses of cash in any of these financial institutions.

We had working capital of $1.3 million as of March 31, 2024, compared to working capital of $1.5 million as of September 30, 2023. The decline in working capital is primarily attributed to the use of cash to fund operating losses during the last six months.

We expect to incur continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations and expenses. We intend to manage our business such that our current cash reserves will allow us to reach sustainable, positive cash flow from our operations, but we cannot assure if and when that will be achieved. We don’t currently have any credit facilities available to us. We believe that our existing cash balance is sufficient to fund our operations through at least June 30, 2025.

Cash Flows

The following table summarizes selected items in our Consolidated Statements of Cash Flows for the six months ended March 31:

(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(152)	$(1,128)
Investing activities	-	-
Financing activities	(50)	-

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

We used $152,000 of cash for operating activities during the six months ended March 31, 2024 and recorded a net loss of $499,000. During the same period, our non-cash charges totaled $330,000 comprised of $234,000 in stock-based compensation expense net of cash used to purchase RSUs from employees to cover income taxes due on vested RSU’s and $96,000 in amortization and depreciation. The change in our net operating assets and liabilities was primarily due to a $126,000 decrease in accounts payable and accrued liabilities primarily because of payments made on our directors and officers insurance note payable and a $284,000 increase in our deferred revenue balance.

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

Liquidity

There have been no material updates to our expectations for our short-term and long-term liquidity and operating capital requirements since our 2023 Form 10-K.

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

The material weaknesses identified, and the related remediation plan are more fully described in our 2023 Form 10-K. The material weaknesses, summarized in the table below, related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP:

●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs;
●	We had not developed and effectively communicated to our employees our accounting policies and procedures, which resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness;
●	We do not have sufficient, qualified finance and accounting staff with the appropriate U.S. GAAP technical accounting expertise to identify, evaluate and account for accounting and financial reporting, and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process; and
●	As a high-growth, smaller reporting company that became responsible for listed financial reporting on July 1, 2022, we have a limited staff and budget available to adequately test and monitor the effectiveness of certain internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in and incorporated by reference in this “Part II - Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 10 - Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. Our assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries, or other finders of fact, that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

As of March 31, 2024, our executive officers and directors owned 49.7% of the total issued and outstanding shares. These individuals acting as a group have significant influence over corporate actions requiring a shareholder vote including the selection of our directors, who in turn approve all executive officers, authorizing change-in-control transactions, amendments to our Articles of Incorporation, and other matters.

There have been no further material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2023 Form 10-K, which are hereby incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the six months ended March 31, 2024, and from the period from September 30, 2023, to the filing date of this Report.

Common Stock Issued for Services

Common stock issued for services during the six months ended March 31, 2024 is 437,643 shares with a total fair value of $20,000.

Common Stock Issued Under Equity Incentive Plan

We issued 2,792,423 shares of common stock for 4,039,824 RSU’s that vested during the six months ended March 31, 2024. The number of RSUs sold by these employees to fund payroll taxes for the six months ended March 31, 2024 was 1,247,401.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the six months ended March 31, 2024, and from the period from September 30, 2023, to the filing date of this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

The following exhibits are filed with this Form 10-Q.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1	Form 10-K for the year ended September 30, 2023 filed on December 27, 2023	10-K			December 27, 2023
31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed electronically herewith.
**	Furnished electronically herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDECHANNEL, INC.

Date: May 7, 2024	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

SIDECHANNEL, INC.

Date: May 7, 2024	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

