Form 10-Q
period 2024-06-30
SideChannel, Inc.
filed 2024-08-07
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-28745

SideChannel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0837077
State of other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

146 Main Street, Suite 405, Worcester, MA 01608

(Address of principal executive offices) (Zip Code)

(508) 925-0114

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of August 6, 2024, the registrant had 225,975,331 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,105	$1,053
Accounts receivable, net	865	834
Deferred costs	180	180
Prepaid expenses and other current assets	268	381
Total current assets	2,418	2,448

Fixed assets	36	30
Goodwill	1,356	1,356
Deferred costs	15	150
Total assets	$3,825	$3,984

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$350	$613
Deferred revenue	647	280
Promissory note payable	-	50
Income taxes payable	-	11
Total current liabilities	997	954

Other liabilities	-	-
Total liabilities	997	954

Commitments and contingencies

Common stock, $0.001 par value, 681,000,000 shares authorized; 225,975,331 and 213,854,781 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	226	214
Additional paid-in capital	22,186	21,755
Accumulated deficit	(19,584)	(18,939)
Total stockholders’ equity	2,828	3,030
Total liabilities and stockholders’ equity	$3,825	$3,984

Note: The consolidated balance sheet at September 30, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$1,846	$1,750	$5,509	$4,913
Cost of revenues	944	876	2,894	2,437
Gross profit	902	874	2,615	2,476

Operating expenses
General and administrative	778	$834	2,336	$2,854
Selling and marketing	137	340	562	1,084
Research and development	141	180	390	483
Business combination related costs	-	214		214
Total operating expenses	1,056	1,568	3,288	4,635
Operating loss	(154)	(694)	(673)	(2,159)

Other income, net	8	15	29	22
Net loss before income tax expense	(146)	(679)	(644)	(2,137)

Income tax expense	-	-	1	-
Net loss after income tax expense	$(146)	$(679)	$(645)	$(2,137)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding – basic and diluted	225,032,119	189,435,933	220,770,171	162,367,526

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Shares	Preferred Par Value	Common Shares	Common Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at September 30, 2023	-	$-	213,854,781	$214	$21,755	$(18,939)	$3,030
Shares issued for 2021 Investor Warrants	-	-	7,270,958	7	(7)	-	-
Shares issued for services	-	-	257,085	-	8	-	8
Stock-based compensation	-	-	262,486	1	80	-	81
Net loss	-	-	-	-	-	(246)	(246)
Balance at December 31, 2023	-	$-	221,645,310	$222	$21,836	$(19,185)	$2,873
Shares issued for services	-	-	180,558	-	12	-	12
Stock-based compensation	-	-	2,529,937	2	131	-	133
Net loss	-	-	-	-	-	(253)	(253)
Balance at March 31, 2024	-	$-	224,355,805	$224	$21,979	$(19,438)	$2,765
Stock-based compensation	-	-	1,619,526	2	207	-	209
Net loss	-	-	-	-	-	(146)	(146)
Balance at June 30, 2024	-	$-	225,975,331	$226	$22,186	$(19,584)	$2,828

	Preferred Shares	Preferred Par Value	Common Shares	Common Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at September 30, 2022	100	$-	148,724,056	$149	$21,180	$(11,933)	$9,396
Shares issued for services	-	-	180,557	-	18	-	18
Stock-based compensation	-	-	-	-	118	-	118
Net loss	-	-	-	-	-	(602)	(602)
Balance at December 31, 2022	100	$-	148,904,613	$149	$21,316	$(12,535)	$8,930
Shares issued for services	-	-	166,668	-	13	-	13
Stock-based compensation	-	-	500,000	1	116	-	117
Net loss	-	-	-	-	-	(856)	(856)
Balance at March 31, 2023	100	$-	149,571,281	$150	$21,445	$(13,391)	$8,204
Shares issued for services	-	-	166,668	-	16	-	16
Stock-based compensation expense	-	-	1,011,113	1	89	-	90
Net loss	-	-	-	-	-	(679)	(679)
Conversion of preferred to common	(100)	-	100	-	-	-	-
Business combination – contingent consideration	-	-	62,016,618	62	152	-	214
Balance at June 30, 2023	-	$-	212,765,780	$213	$21,702	$(14,070)	$7,845

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(645)	$(2,137)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	144	135
Stock-based compensation and payments for services, net	443	351
Business combination costs	-	214

Changes in operating assets and liabilities:
Accounts receivable, net	(31)	(262)
Prepaid expenses and other assets	113	158
Accounts payable and accrued liabilities	(274)	(247)
Deferred revenue	367	228
Net cash provided by (used in) operating activities	117	(1,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15)	(24)
Net cash used in investing activities	(15)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(50)	-
Net cash used in financing activities	(50)	-

INCREASE (DECREASE) IN CASH	52	(1,584)
CASH, BEGINNING OF PERIOD	1,053	3,030
CASH, END OF PERIOD	$1,105	$1,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Stock-based compensation included in accounts payable and accrued liabilities	$-	$21
Shares issued for services	20	31
Purchase of restricted stock units sold by employees to pay for taxes due on vested restricted stock units	118	-

See accompanying notes to unaudited consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 1 – GENERAL INFORMATION

Description of the Company

SideChannel Inc. (OTCQB: SDCH) (“SideChannel”, the “Company”, “we”, “us”, or “our”), a Delaware corporation organized in 2021, is a cybersecurity advisory services and software company. Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is https://sidechannel.com. A history of the Company is disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023 (the “2023 Form 10-K”) filed on December 27, 2023, with the Securities and Exchange Commission (“SEC”).

Our mission is to simplify cybersecurity for mid-market and emerging companies, a market we believe is underserved. Our products and services offer comprehensive cybersecurity and privacy risk management solutions. We anticipate ongoing demand for cost-effective security solutions and aim to provide tech-enabled services to meet these needs, including virtual Chief Information Security Officer (“vCISO”), zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

Enclave, our proprietary SaaS platform, streamlines critical cybersecurity tasks such as asset inventory and microsegmentation. Enclave integrates access control, microsegmentation, encryption, and secure networking concepts into a unified solution, enabling IT professionals to efficiently segment networks, assign staff, and manage traffic.

History

On July 1, 2022, we, then known as Cipherloc Corporation (“Cipherloc”), a Delaware corporation, completed an acquisition (“Business Combination”) of all the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation, pursuant to an Equity Securities Purchase Agreement dated May 16, 2022 (the “Purchase Agreement”). On September 9, 2022, (i) SideChannel, Inc., the acquired Massachusetts corporation and a subsidiary of the registrant, changed its name to SCS, Inc. (the “Subsidiary” or “SCS”), and (ii) Cipherloc, the Delaware parent company of the Subsidiary, changed its name to SideChannel, Inc.

As part of the Business Combination, the former stockholders of SCS (the “Sellers”) exchanged all of their equity securities in SCS for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). In addition, the Sellers were entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares” and together with the First Tranche Shares and the Series A Preferred Stock, the “Shares”) at such time that the operations of SCS, as a subsidiary of the Company, achieved at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the closing date and before the 48-month anniversary of the execution of the Purchase Agreement. The number of the Second Tranche Shares could have been reduced or increased, based upon whether SCS’s working capital as of the closing date was less than or more than zero (“Closing Working Capital Adjustment”). The number of the Second Tranche Shares was also subject to adjustment based upon any successful indemnification claims made by the parties pursuant to the Purchase Agreement. The Closing Working Capital Adjustment increased the Second Tranche Shares by 2,116,618 shares of common stock. The 100 shares of Series A Preferred Stock were converted to common stock on May 4, 2023.

NOTE 2 – Summary of Significant Accounting Policies

We have not made changes to the Significant Accounting Policies disclosed in our 2023 Form 10-K.

Basis of Presentation

The interim unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders’ equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2023 Form 10-K. The year-end balance sheet data was derived from the audited consolidated financial statements as of September 30, 2023, but does not include all the disclosures required by U.S. GAAP.

Reclassifications

Certain prior year amounts have been reclassified to be comparable with the current year’s presentation or adjusted due to rounding and have had no impact on net income or stockholders’ equity.

Segment Information

We manage our operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Liquidity

We expect to incur continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations and expenses. For the nine months ended June 30, 2024, we have reported a net loss of $645 thousand which includes $587 thousand of non-cash expenses for stock-based compensation, depreciation, and amortization. Our operating activities have provided $117 thousand in cash for the nine months ended June 30, 2024, and our cash balance increased by $52 thousand from September 30, 2023, to June 30, 2024, after using $65 thousand of cash for investing and financing activities.

We intend to manage our business such that our current cash reserves will allow us to reach sustainable, positive cash flow from our operations, but we cannot assure if and when that will be achieved. We don’t currently have any credit facilities available to us. We believe that our existing cash and net working capital are sufficient to fund our operations through at least September 30, 2025.

Accounting Estimates

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these unaudited consolidated financial statements. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our 2023 Form 10-K. The same accounting policies have been followed in these unaudited interim consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the fiscal year ended September 30, 2023.

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

As of June 30, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Form 10-K.

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

Accounting Pronouncements

We did not adopt new accounting pronouncements during the nine months ended June 30, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. For us, annual reporting requirements will be effective for our fiscal year 2025 beginning on October 1, 2024, and interim reporting requirements will be effective beginning with our fourth quarter of fiscal year 2025. Early adoption is permitted.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation table and disaggregation of income taxes paid, net of refunds, by jurisdiction. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2024, which for us is our fiscal year 2026 beginning on October 1, 2025. Early adoption is permitted.

The Company does not believe that the above recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

In March 2024, the Securities and Exchange Commission issued a rule which will require companies to make certain climate-related disclosures in periodic filings. The rule includes certain disclosures in the footnotes of the financial statements:

● capitalized costs, expenditures expensed, and losses incurred as a result of severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures, and sea level rise;

● capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates if they are used as a material component of a registrant’s plans to achieve its disclosed climate-related targets or goals; and

● whether estimates and assumptions used to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans.

The footnote disclosures are effective for annual filings for the year ended September 30, 2026. The Company is currently evaluating the impact of the adoption of the rule.

NOTE 3 – LEASES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually for three twelve-month periods through December 2025. The annual renewal date is January 1st. Our current lease payment is $967 per month. The lease allows for a 2% increase effective at the beginning of each renewal period.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 (Leases) to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term. We do not have any long-term operating leases or financing leases as of June 30, 2024.

NOTE 4 – DEFERRED REVENUE

Deferred revenue is comprised of payments received from our clients and customers for products or services in advance of receiving the product or service. This primarily occurs for annual software and service contracts including Enclave. While software contracts can be initiated at any time of year, most of our annual agreements renew in our second fiscal quarter ending March 31.

A payment received from a client in advance of receiving the product or service will be deferred and increase the balance of deferred revenue. We recognize the revenue for the product or service when it is delivered to the client according to ASC Topic 606. The recognition of revenue for a product or service paid for in advance by our clients will decrease the balance of deferred revenue.

Deferred revenue was $647 thousand at June 30, 2024 and $280 thousand at September 30, 2023. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue for the nine months ended June 30, 2024 were as follows:

Deferred Revenue
(In thousands)
Balance at September 30, 2023	$280
Deferral of revenue	1,100
Recognition of revenue	(733)
Balance at June 30, 2024	$647

NOTE 5 – DEBT

Pursuant to a Membership Interest Redemption Agreement, dated November 3, 2021, by and between us and Akash Desai (“Desai Redemption Agreement”), we promised to pay Mr. Desai $100 thousand, without interest, in exchange for Mr. Desai’s right, title, and interest in us while we operated as a limited liability company. Mr. Desai was paid $50 thousand at the execution of the Desai Redemption Agreement and the remaining $50 thousand balance was paid in December 2023.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2024, we had 225,975,331 shares of common stock outstanding and were authorized to issue 681,000,000 shares of common stock, par value $0.001 per share.

We had 213,854,781 shares of common stock outstanding as of September 30, 2023.

Common Stock Issued for Services

Total shares of common stock issued for services during the nine months ended June 30, 2024, was 437,643 with a total grant date fair value of $20 thousand.

On May 6, 2024, our Board of Directors (“Board”) decided to eliminate quarterly Board fees paid in cash and stock. Prior to May 6, 2024, our Board had elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock instead of cash. We did not issue shares to the members of our Board for services provided to us during the quarter ended June 30, 2024. For the nine months ended June 30, 2024, we issued 347,226 shares of common stock as compensation with a total grant date fair value of $17 thousand.

We also use stock as a form of compensation for independent contractors who provide professional services to us in sales, marketing, or administration. For the nine months ended June 30, 2024, we issued 90,417 shares of common stock to an independent contractor with a grant date fair value of $3 thousand.

Common Stock Issued Under Equity Incentive Plan

We issued 4,411,949 shares of common stock for 6,537,045 restricted stock units (“RSUs”) that vested during the nine months ended June 30, 2024. The number of RSUs sold by these employees to fund payroll taxes for the nine months ended June 30, 2024, was 2,125,096.

Common Stock Issued Under Tender Offer

On December 26, 2023, we closed a tender offer to exchange approximately 55.5 million 2021 Investor Warrants for shares of common stock and new warrants (“November 2023 Warrant Exchange”). The November 2023 Warrant Exchange had 43,538,501 2021 Investor Warrants tendered (78.4% of the outstanding 2021 Investor Warrants), resulting in the issuance of 7,270,958 shares of common stock and 17,415,437 new warrants (“New Warrants”). The New Warrants include these terms:

●	Each New Warrant can subscribe for and purchase one share of common stock from the Company at an exercise price of $0.18 per share on or before December 29, 2028.
●	The New Warrant can be exercised on a cash or cashless basis.
●	The New Warrants will automatically convert if the common stock trades at a bid price equal to or greater than $0.36 per share for 30 consecutive trading days. New Warrant holders will be notified if the automatic conversion is triggered and will be provided with 20 trading days to deliver a notice of exercise to the Company.
●	The New Warrants will be adjusted for stock dividends and stock splits should such an event occur during the term of the New Warrant.

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

After the November 2023 Warrant Exchange, we had a total of 43.2 million warrants outstanding comprised of 5.4 million warrants from 2018 issued to placement agents, 8.4 million warrants from 2021 issued to placement agents, 12.0 million remaining 2021 Investor Warrants, and 17.4 million New Warrants issued on December 26, 2023.

Preferred Stock

As of June 30, 2024, we had no shares of preferred stock outstanding.

Warrants

The following table summarizes warrant activity for the nine months ended June 30, 2024:

		Weighted	Weighted
		Average	Average
Outstanding Warrants	Number of	Exercise	Remaining
(In thousands, except prices and remaining lives)	Warrants	Price	Life
Outstanding at September 30, 2023	69,281	$0.39	3.31
Granted through November 2023 Warrant Exchange	17,415	0.18	4.75
Tendered during November 2023 Warrant Exchange	(43,538)	(0.36)	(2.25)
Canceled/Forfeited	—	—	—
Outstanding at June 30, 2024	43,158	$0.33	4.14

NOTE 7 – DISAGGREGATED REVENUE

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

	Nine Months Ended
(in thousands)	June 30,
	2024	2023
vCISO services	$3,319	$3,251
Cybersecurity software and services	2,190	1,662
Total	$5,509	$4,913

NOTE 8 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer, a member of the Board, and a significant stockholder of the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). On September 22, 2020, SideChannel assigned to RealCISO certain contracts and intellectual property. We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pay licensing fees to RealCISO for such use. We paid $20 thousand to RealCISO in the nine months ended June 30, 2024. We paid $36 thousand to RealCISO during the nine months ended June 30, 2023.

We received $119 thousand from RealCISO for software development services that we provided RealCISO during the nine months ended June 30, 2024.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for approximately $24 thousand. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board.

No other material related party transactions occurred during the nine months ended June 30, 2024.

NOTE 9 – CUSTOMER CONCENTRATION RISK

No client individually accounted for over 10% of our revenue during the three or nine months ended June 30, 2024 or 2023. No client individually accounted for over 10% of accounts receivable on June 30, 2024. One client accounted for 14.8% of accounts receivable on June 30, 2023.

NOTE 10 – STOCK-BASED COMPENSATION

As of June 30, 2024, we had unvested restricted stock awards (“RSUs”) and stock options granted under the 2021 Omnibus Equity Compensation Plan (the “2021 Plan”). We typically have granted RSUs and stock options with a 3-year, service-based vesting period.

Our unvested RSUs and stock options are accounted for based on their grant date fair value. As of June 30, 2024, total compensation expense to be recognized in future periods was $782 thousand over 2.4 years.

Our total stock-based compensation expense for the nine months ended June 30, 2024 was $561 thousand, comprised of $20 thousand for shares issued for services and $541 thousand for the cost of outstanding equity compensation grants.

Some employees opted to sell RSUs back to the Company at the fair market value on the vesting date to fund their portion of payroll taxes due on the taxable income generated by the vested RSUs. For the nine months ended June 30, 2024, we purchased RSUs with a vesting date value of $118 thousand. Our Statement of Stockholders Equity reflects the net increase of $423 thousand as of June 30, 2024 or $541 thousand of total stock-based compensation expense, less the $118 thousand of RSUs purchased.

We incurred stock-based compensation expense of $372 thousand for the nine months ended June 30, 2023, which is comprised of $47 thousand for shares issued for services and $325 thousand for the amortization of outstanding equity compensation grants.

Total stock-based compensation is included in general and administrative expense, selling and marketing expense, and research and development expense in our accompanying Consolidated Statements of Operations.

Restricted Stock Units

We record compensation expense for RSUs based on the closing market price of our stock at the grant date and amortize the expense over the vesting period which is typically three years. For RSUs, the Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

The following table summarizes the activity of our RSUs granted under the 2021 Plan during the nine months ended June 30, 2024, and June 30, 2023.

Outstanding Restricted Stock Units	Number of
(In thousands)	RSUs
Outstanding grants at September 30, 2023	8,637
Granted	10,848
Vested	(6,537)
Canceled/forfeited	(1,960)
Outstanding grants at June 30, 2024	10,988

Outstanding grants at September 30, 2022	4,309
Granted	6,204
Vested	(1,768)
Canceled/forfeited	—
Outstanding grants at June 30, 2023	8,745

The weighted average grant-date fair value was $0.05 per share for all RSUs granted during the nine months ended June 30, 2024, and $0.10 per share for all awards granted during the nine months ended June 30, 2023.

Stock Options

We record compensation expense for the stock options based on the fair market value of the options as of the grant date.

The fair value for stock options granted during the three months ended June 30, 2024, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2024
Risk-free interest rate	4.36%
Dividend yield	0.00%
Expected common stock market price volatility factor	182.97%
Weighted average expected live of stock options (years)	10.00

The following table summarizes the activity of our stock options granted under the 2021 Plan during the nine months ended June 30, 2024. We did not grant stock options during the year ended September 30, 2023.

Outstanding Stock Options	Number of
(In thousands)	Stock Options
Outstanding grants at September 30, 2023	—
Granted	4,400
Vested	—
Canceled/forfeited	(1,100)
Outstanding grants at June 30, 2024	3,300

No stock options were awarded prior to September 30, 2023

Stock options were issued to our independent directors on June 10, 2024. Each of our four independent directors received 1.1 million stock options priced at $0.18 with a 3-year vesting period, expiring on June 10, 2034.  One independent director resigned from our Board on June 18, 2024, resulting in the forfeiture of 1.1 million stock options.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In April 2020, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc, and certain other plaintiffs, filed a lawsuit against Cipherloc and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required Cipherloc pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceed $1.0 million. We believe we have made all required payments and delivered the stock to the plaintiffs. The case is currently being defended by us. We believe we have meritorious defenses to the allegations, and we intend to continue to vigorously defend against the litigation.

We are not currently involved in any additional litigation that we believe could have a material adverse effect on our financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

On July 25, 2024, the Company filed Form 8-K, stating that Matt Klein had been appointed Chief Operating Officer. The Company does not deem Mr. Klein to be an “executive officer,” as such term is defined in Rule 3b-7, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “SideChannel,” and “SideChannel, Inc.” refer specifically to SideChannel, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Quarterly Report on Form 10-Q only:

●	“Business Combination” has the same meaning ascribed to it in Note 1 to the Company’s unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

All references to years relate to the fiscal year ended September 30 of the particular year.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, contains “forward-looking statements.”  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on the 2023 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2023 Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2023 Form 10-K.

We are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q; however, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to SideChannel, is also based on our good faith estimates.

Business Overview

We are a cybersecurity advisory services and software company. Our mission is to simplify cybersecurity for mid-market and emerging companies, a market we believe is underserved. Our products and services offer comprehensive cybersecurity and privacy risk management solutions. We anticipate ongoing demand for cost-effective security solutions and aim to provide tech-enabled services to meet these needs, including vCISO, zero trust, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

Enclave, our proprietary SaaS platform, streamlines critical cybersecurity tasks such as asset inventory and microsegmentation. Enclave integrates access control, microsegmentation, encryption, and secure networking concepts into a unified solution, enabling IT professionals to efficiently segment networks, assign staff, and manage traffic.

Our efforts are focused on protecting and enabling the critical business functions of our clients and customers through comprehensive cybersecurity programs. This specifically includes:

●	Embedding vCISOs as a fractional resource into the leadership teams of our clients,
●	Deploying Enclave to simplify the segmentation of digital networks,
●	Assessing, identifying, and mitigating cybersecurity and privacy risks through tech-enabled security engineering processes, and
●	Reselling third-party cybersecurity services and software when appropriate.

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

vCISO engagements typically include a fixed monthly subscription fee and exceed periods of time longer than 12 months. Hourly rates for vCISO time and material projects range from $350 to $425. Each of our vCISOs is generally embedded into the C-suite executive teams of two to four of our clients.

According to the 2023 vCISO Service Provider Survey by Hitch Partners, the role of virtual CISOs (vCISOs) is becoming increasingly pivotal in today’s cybersecurity landscape. The survey, which included responses from over 100 professionals, highlights a significant rise in the adoption of vCISO services, particularly among small and cloud-enabled companies. Key services provided by vCISOs include Governance, Risk, and Compliance (GRC), strategic planning, and mentoring security teams.

The report notes that the flexibility and expertise offered by vCISOs make them an attractive option for companies facing budget constraints and needing to establish a robust security posture quickly. Many vCISO engagements extend beyond initial expectations, indicating a sustained need for their expertise. Challenges identified include limited budgets and the difficulty of fostering a security-conscious culture within organizations.

SideChannel, as a leading vCISO provider, leverages these insights to offer tailored solutions that address the specific needs highlighted in the report. With a comprehensive suite of services, SideChannel provides strategic leadership and practical cybersecurity measures, ensuring their clients can navigate the complexities of modern cybersecurity threats effectively. The company’s approach aligns with the survey’s findings, emphasizing the importance of flexibility, strategic guidance, and cost-effective solutions in the rapidly evolving cybersecurity landscape.

The 2024 Verizon Data Breach Investigations Report (“DBIR”) provides critical insights into the current cybersecurity landscape, highlighting trends that emphasize the importance of robust cybersecurity measures. Financial motives are the primary driver behind 93% of cyber breaches, with espionage accounting for 7%. Notably, end-user errors, particularly misdelivery, are responsible for 26% of breaches. The MOVEit breach, characterized by its scalability and ease of exploitation, had a significant impact, surpassing previous incidents like Log4Shell. The report also points to the rapid response to phishing attacks and the limited use of Generative AI by cybercriminals.

In response to these evolving threats, SideChannel offers a comprehensive suite of cybersecurity solutions and services designed to protect digital assets effectively. Our second revenue category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers VARs. Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category. Leveraging insights from the DBIR, SideChannel’s solutions are designed to address financial and espionage-driven breaches effectively, minimize end-user errors, and ensure rapid incident response.

Our growth strategy focuses on these three initiatives:

1. Securing new vCISO clients,

2. Adding new cybersecurity software and services offerings, and

3. Increasing adoption of cybersecurity software, including Enclave and services offerings at vCISO clients.

Incorporating insights from a recent Gartner survey, it is evident that implementing a zero-trust strategy has become a priority for a majority of organizations worldwide. The survey revealed that 63% of organizations have fully or partially adopted zero-trust frameworks. Interestingly, for 78% of these organizations, the investment in zero-trust constitutes less than 25% of their overall cybersecurity budget. This strategic approach typically covers about half of an organization’s environment, addressing approximately a quarter of overall enterprise risk.

Gartner emphasizes the importance of defining the scope early in the zero-trust strategy. Organizations must identify which domains are in scope and understand the extent of risk mitigation achievable through zero-trust controls. Despite the broad adoption, many enterprises struggle with best practices for implementation. Gartner suggests three key practices: establishing a clear scope, communicating success through strategic and operational metrics, and anticipating increases in staffing and costs without delays.

In the context of SideChannel’s offerings, our proprietary software, Enclave, is well-positioned to address these challenges. Enclave simplifies crucial cybersecurity tasks such as asset inventory, vulnerability management, and microsegmentation. By integrating access control, microsegmentation, and encryption, Enclave provides a comprehensive solution for managing cybersecurity controls effectively. It allows IT professionals to segment enterprise networks efficiently, allocate the right personnel to those segments, and direct traffic seamlessly. This alignment with zero-trust principles ensures that organizations can enhance their security posture and achieve measurable risk reduction.

By leveraging Enclave, SideChannel not only addresses the immediate cybersecurity needs of our clients but also aligns with industry best practices as highlighted by Gartner. This ensures that our clients are not only compliant but also resilient against evolving cyber threats.

Revenue by Category Performance for the Nine Months Ended June 30, 2024 and 2023

The revenue metrics discussed in this section are for the nine months ended June 30, 2024, versus the same period in fiscal year 2023. Revenue from vCISO services increased by $68 thousand, or 2.1%, from 2023 to 2024, while revenue from cybersecurity software and services increased by $528 thousand, or 31.8%. Total revenue for the period increased by $596 thousand, or 12.1%. The following pie charts display the revenue by category.

The growth in vCISO Services reflects both growth in clients served and an increase in revenue per client. Cybersecurity software and services revenue grew from 2023 to 2024 because of an increase in the use of these services by existing clients and because of an expansion of the services and software offered.

New and Retained Revenue

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new; while the revenue earned with clients after our first twelve months of working with them is classified as retained. For the nine months ended June 30, 2024 and 2023, vCISO retained revenue increased by 75.2%, or $960 thousand, from $1.3 million to $2.2 million, while vCISO new revenue decreased by 45.2%, or $892 thousand. In the same period, cybersecurity software and services retained revenue increased by 5.6%, or $65 thousand, while new revenue increased by 90.8%, or $463 thousand. Overall, retained revenue increased by 42.2%, or $1.0 million for the period, while new revenue decreased by 17.3%, or $429 thousand. The following chart reflects these changes.

$3,319
New
$1,083
Retained
$2,236
$3,251
New
$1,975
Retained
$1,276
$2,190
New
$973
Retained
$1,217
$1,662
New
$510
Retained
$1,152
vCISO
2024
vCISO
2023
Cybersecurity software and services
2024
Cybersecurity software and services
2023

We initiated fewer new vCISO services engagements during the nine months ended June 30, 2024, than we did during the nine months ended June 30, 2023. We attribute the decrease to ineffective lead generation campaigns launched during the last half of fiscal year 2023. We had more success at securing cybersecurity software and services work in new engagements during the nine months ended June 30, 2024, than we did during the prior year.

Trailing Twelve Months Revenue Retention

Further, we consider trailing twelve months revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue in the measurement period by the total revenue for the previous twelve-month time frame. The following table shows the revenue retention by category for the twelve months ended June 30, 2024, and September 30, 2023.

	Trailing Twelve Months Ended
	June 30, 2024	September 30, 2023

vCISO services	69.5%	60.8%
Cybersecurity software & services	77.7%	89.4%
Total	72.3%	71.0%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

Selected consolidated financial data for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended
	June 30,
	2024	2023
Revenues	$1,846	$1,750
Cost of revenues	944	876
Gross profit	902	874

Operating expenses
General and administrative	778	$834
Selling and marketing	137	340
Research and development	141	180
Business combination related costs	-	214
Total operating expenses	1,056	1,568
Operating loss	(154)	(694)

Revenue. Our revenue was $1.85 million for the quarter ended June 30, 2024, compared to $1.75 million for the three-month comparable prior period, representing an increase of $96 thousand, or 5.5%. The factors driving this revenue increase included improved revenue retention and a growth in both consulting engagements and sales of third-party services.

Gross Margins. Our gross margin was 48.9% for the quarter ended June 30, 2024, compared to 49.9% for the quarter ended June 30, 2023. The decline in our gross margin was the result of less effective utilization of our service delivery employees and an increase in sales of third-party software and services, which have a lower margin.

Operating Expenses. We initiated expense reductions beginning in May 2023 that were fully implemented by March 2024. These reductions impacted all areas of our company. These reductions resulted in a $512 thousand, or 32.7%, decrease in total operating expenses for the three months ended June 30, 2024, compared to the three months ended to June 30, 2023. The changes for each operating expense area are discussed below. The expense reductions were intended to increase the likelihood of achieving positive cash flow from operating activities during fiscal year 2024.

●	General and Administrative Expenses. Our general and administrative expense was $778 thousand for the three months ended June 30, 2024, compared to $834 thousand for the prior comparable period, representing a decrease of $56 thousand, or 6.7%. The decrease was achieved by reducing executive positions.

●	Selling and Marketing Expenses. Our sales and marketing expense was $137 thousand for the three months ended June 30, 2024, compared to $340 thousand for the prior comparable period, representing a decrease of $203 thousand, or 59.7%. The decrease was driven by a reduction in staff and third-party service provider costs.

●	Research and Development Expenses. Our research and development expense was $141 thousand for the three months ended June 30, 2024, compared to $180 thousand for the prior comparable period, representing a decrease of $39 thousand, or 21.7%. The decrease was the result of a staff reduction, as well as some expenses being reallocated to cost of goods sold following the launch of Enclave.

●	Business Combination Related Costs. We recorded Business Combination related costs of $0 and $214 thousand for the three months ended June 30, 2024 and 2023, respectively. These costs were associated with the shares issued during the three months ended June 30, 2023, in connection with the working capital adjustment related to the Business Combination.

Nine Months Ended June 30, 2024, Compared to the Nine Months Ended June 30, 2023

Selected consolidated financial data for the nine months ended June 30, 2024 and 2023 are as follows:

	Nine Months Ended
	June 30,
	2024	2023
Revenues	$5,509	$4,913
Cost of revenues	2,894	2,437
Gross profit	2,615	2,476

Operating expenses
General and administrative	2,336	$2,854
Selling and marketing	562	1,084
Research and development	390	483
Business combination related costs	-	214
Total operating expenses	3,288	4,635
Operating loss	(673)	(2,159)

Revenue. Our revenue was $5.5 million for the nine months ended June 30, 2024, compared to $4.9 million for the nine-month comparable prior period, representing an increase of $596 thousand, or 12.1%. The factors driving this revenue increase include improved revenue retention and growth in vCISO engagements.

Gross Margins. Our gross margin was 47.5% for the nine months ended June 30, 2024, compared to 50.4% for the nine months ended June 30, 2023. The decline in our gross margin was the result of less effective utilization of our service delivery employees and an increase in sales of third-party software and services, which have a lower margin.

Operating Expenses. We initiated expense reductions in May 2023 that were fully implemented by March 2024. These reductions impacted all areas of our company. These reductions resulted in a $1,347 thousand, or 29.1%, decrease in total operating expenses for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The changes for each operating expense area are discussed below. The expense reductions were intended to increase the likelihood of achieving positive cash flow from operating activities during fiscal year 2024.

●	General and Administrative Expenses. Our general and administrative expense was $2.34 million for the nine months ended June 30, 2024, compared to $2.85 million for the prior comparable period, representing a decrease of $518 thousand, or 18.2%. The decrease was achieved by reducing executive positions and eliminating investor relations costs.

●	Selling and Marketing Expenses. Our sales and marketing expense was $562 thousand for the nine months ended June 30, 2024, compared to $1,084 thousand for the prior comparable period, representing a decrease of $522 thousand, or 48.2%. The decrease was driven by a reduction in staff and third-party service provider costs.

●	Research and Development Expenses. Our research and development expense was $390 thousand for the nine months ended June 30, 2024, compared to $483 thousand for the prior comparable period, representing a decrease of $93 thousand, or 19.3%. The decrease was the result of a staff reduction, as well as some expenses being reallocated to cost of goods sold as Enclave has been launched.

●	Business Combination Related Costs. We recorded Business Combination related costs of $0 and $214 thousand for the nine months ended June 30, 2024 and 2023, respectively. These costs were associated with the shares issued during the nine months ended June 30, 2023 in connection with the working capital adjustment related to the Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

We had an accumulated deficit of $19.6 million as of June 30, 2024. Our accumulated deficit was primarily driven by three non-recurring expenses totaling $16.8 million: (i) $6.2 million for acquisition costs, including $6.1 million related to the contingent consideration from the Business Combination; (ii) $5.7 million impairment of goodwill recorded as a result of the Business Combination, and (iii) $4.9 million impairment of intangible assets.

On June 30, 2024, we had cash of $1.1 million. We maintain our cash in accounts held by reputable financial institutions which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250 thousand. As of June 30, 2024, approximately $855 thousand of the Company’s cash balance was uninsured. The Company has not experienced any losses of cash in any of these financial institutions.

We had working capital of $1.4 million as of June 30, 2024, compared to working capital of $1.5 million as of September 30, 2023. The decline in working capital was primarily attributed to a reduction in prepaid expenses and an increase in deferred revenue offset by a reduction in accrued liabilities during the nine months ended June 30, 2024.

We expect to incur continued operating losses until we generate revenues sufficient to cover our expected ongoing obligations and expenses. We intend to manage our business such that our current cash reserves will allow us to reach sustainable, positive cash flow from our operations, but we cannot assure if and when that will be achieved. We do not currently have any credit facilities available to us. We believe that our existing cash balance is sufficient to fund our operations through at least September 30, 2025.

Cash Flows

The following table summarizes selected items in our unaudited consolidated statements of cash flows for the nine months ended June 30, 2024 and 2023:

(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$117	$(1,560)
Investing activities	(15)	(24)
Financing activities	(50)	0

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

We generated $117 thousand of cash from operating activities during the nine months ended June 30, 2024 and recorded a net loss of $645 thousand. During the same period, our non-cash charges were $583 thousand, comprised of (i) $443 thousand in stock-based compensation expense, net of cash used to purchase RSUs from employees to cover income taxes due on vested RSUs, and (ii) $144 thousand in amortization and depreciation. The change in our net operating assets and liabilities was primarily due to a $274 thousand decrease in accounts payable and accrued liabilities, primarily because of payments made on our directors and officers insurance note payable and a $367 thousand increase in our deferred revenue balance.

Investing Activities

We had fixed asset purchases of $15 thousand during the nine months ended June 30, 2024, related to an upgrade of our website.

Financing Activities

We paid a $50 thousand note payable to Akash Desai in December 2023. The note payable was related to a December 2021 agreement for the redemption of Mr. Desai’s interest in SideChannel LLC. The December 2023 payment completed our obligations to Mr. Desai.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, at the reasonable assurance level.

The material weaknesses identified, and the related remediation plan, are more fully described in our 2023 Form 10-K. The material weaknesses, summarized in the table below, related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP:

●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs;

●	We had not developed and effectively communicated to our employees our accounting policies and procedures, which resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness;

●	We do not have sufficient, qualified finance and accounting staff with the appropriate U.S. GAAP technical accounting expertise to identify, evaluate and account for accounting and financial reporting, and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process; and

●	As a high-growth, smaller reporting company that became responsible for SEC financial reporting on July 1, 2022, we have a limited staff and budget available to adequately test and monitor the effectiveness of certain internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Certain pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, are described in and/or incorporated by reference in this “Part II - Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in Note 11 - Commitments and Contingencies. We believe that the resolution of such pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. Our assessment of current litigation or other legal claims could change in light of the discovery of facts not presently known to us, or by decisions of judges, juries, or other finders of fact, that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2023 Form 10-K.

The ability of our executive officers and directors to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

As of June 30, 2024, our executive officers and directors owned over 50.0% of the Company’s total issued and outstanding shares. Because of this voting control through their share ownership, these individuals, acting as a group, have significant influence over corporate actions requiring a shareholder vote, including the selection of our directors, who in turn approve all executive officers, authorizing change-in-control transactions, amendments to our Articles of Incorporation, and other matters. The interests of our executive officers and directors may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our executive officers and directors acting as a group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the nine months ended June 30, 2024.

Common Stock Issued for Services

During the nine months ended June 30, 2024, we issued 437,643 shares of common stock in exchange for services rendered. Such shares had a total fair value of $20 thousand.

Common Stock Issued Under Equity Incentive Plan

During the nine months ended June 30, 2024, we issued 4,411,949 shares of common stock in exchange for 6,537,045 vested RSUs. The number of RSUs sold by these employees to fund payroll taxes for the nine months ended June 30, 2024, was 2,125,096.

Common Stock Issued Under Tender Offer

On December 26, 2023, we closed the November 2023 Warrant Exchange. The November 2023 Warrant Exchange had 43,538,501 2021 Investor warrants tendered (78.4% of the outstanding 2021 Investor Warrants), resulting in the issuance of 7,270,958 shares of common stock and 17,415,437 New Warrants. The New Warrants include these terms:

●	Each New Warrant can subscribe for and purchase one share of common stock from the Company at an exercise price of $0.18 per share on or before December 29, 2028.

●	The New Warrant can be exercised on a cash or cashless basis.
●	The New Warrants will automatically convert if the common stock trades at a bid price equal to or greater than $0.36 per share for 30 consecutive trading days. New Warrant holders will be notified if the automatic conversion is triggered and will be provided with 20 trading days to deliver a notice of exercise to the Company.
●	The New Warrants will be adjusted for stock dividends and stock splits should such an event occur during the term of the New Warrant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the nine months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

SIDECHANNEL, INC.

Date: August 7, 2024	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

SIDECHANNEL, INC.

Date: August 7, 2024	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

