Form 10-K
period 2024-09-30
SideChannel, Inc.
filed 2024-12-13
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

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

On March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $16.2 million based upon the closing price of the common stock on that date on the OTCQB Venture Market of approximately $0.07.

As of December 12, 2024, there were 225,975,331 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

SIDECHANNEL, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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

Forward-Looking Statements

This Annual Report on Form 10-K, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, contains “forward-looking statements.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A. Risk Factors” (“Risk Factors”) and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Risk Factors and elsewhere in this Annual Report on Form 10-K, or those discussed in other documents we filed with the Securities and Exchange Commission (“SEC”). Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Annual Report on Form 10-K and in prior or subsequent communications.

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K, and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in this Annual Report on Form 10-K.

We are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K; however, these estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, Risk Factors of this Annual Report on Form 10-K. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to SideChannel, is also based on our good faith estimates.

PART I

ITEM 1. BUSINESS

Business Overview & Strategy

SideChannel is a cybersecurity advisory services and software company. Our mission is to simplify cybersecurity for mid-market and emerging companies, a market we believe is underserved. Our products and services offer comprehensive cybersecurity and privacy risk management solutions. We anticipate ongoing demand for cost-effective cybersecurity solutions, driven by continued remote and hybrid work environments, increased data breaches, and a heightened focus of Chief Information Officers (CIOs) on information security. To meet these needs, we aim to provide tech-enabled services, including virtual Chief Information Security Officer (vCISO) services, zero trust solutions, third-party risk management, due diligence, privacy, threat intelligence, and managed end-point security solutions.

Market Opportunity

According to the Cantor’s Cybersecurity Q3’24 Market Updater released by Cantor Technology Investment Banking on October 29, 2024 (“Cantor 2024 Q3 Update”), security spending is forecasted to reach $190 billion in calendar year (“CY”) 2024, reflecting significant growth in the cybersecurity market. Information security spending is expected to have grown 12.4% for CY 2023 on a constant currency basis from $141.4 billion in CY 2022 to $158.9 billion in CY 2023. This growth is driven by continued remote and hybrid work, increased incidences of data breaches, and a continued focus of CIOs on information security.

The Cantor 2024 Q3 Update also noted:

●	The number of reported data compromises increased by 78% in 2023, affecting over 350 million victims.
●	Cybercrime adversaries are utilizing social engineering to circumvent multi-factor authentication (“MFA”), and phishing, stolen or compromised credentials, and cloud misconfiguration were the most frequent attack vectors.
●	Intrusions through cloud environments have increased by 75% year-over-year from 2022 to 2023. As a result, 51% of organizations are planning to increase security investments following a breach.

The Cantor 2024 Q3 Update projects that by the end of 2026, the democratization of technology, digitization, and automation of work are expected to increase the total addressable market of fully remote and hybrid workers to 64% of all employees, up from 52% in 2021. This shift increases demand for remote worker technologies such as Identity and Access Management (“IAM”), Endpoint Protection Platforms (“EPP”), and Secure Web Gateways (“SWG”). Organizations are also investing in application and data security to support the rise in volume and velocity of data, with the prevalence of Internet of Things (“IoT”) expanding the attack surface.

Transformational technologies in data security, application security, network security, security operations, and risk management are gaining traction. These include data security posture management (“DSPM”), homomorphic encryption, cyber-physical system (“CPS”) security, generative AI (“GenAI”), and application security posture management (“ASPM”). AI is the top emerging technology to be deployed, with 71% of organizations planning deployment within two to three years, and 34% within the next 12 months, according to the Cantor 2024 Q3 Update.

Our Solutions

Enclave, our proprietary SaaS platform, streamlines critical cybersecurity tasks such as asset inventory and microsegmentation. Enclave integrates access control, microsegmentation, encryption, machine identity management, and secure networking concepts into a unified solution, enabling IT professionals to efficiently segment networks, assign staff, and manage traffic. This aligns with the industry’s shift towards zero trust frameworks, which have been adopted fully or partially by 63% of organizations worldwide, according to the Gartner State of Zero Trust Strategy Adoption Survey dated April 22, 2024 (“Gartner 2024 Zero Trust Report”).

Our efforts are focused on protecting and enabling the critical business functions of our clients and customers through comprehensive cybersecurity programs. This specifically includes:

●	Embedding vCISOs as a fractional resource into the leadership teams of our clients. The role of vCISOs is becoming increasingly pivotal, especially among small and cloud-enabled companies. The flexibility and expertise offered by vCISOs make them an attractive option for companies facing budget constraints and needing to establish a robust security posture quickly.

●	Deploying Enclave to simplify the segmentation and security of digital networks, addressing the increased demand for remote worker technologies and zero trust strategies.

●	Assessing, identifying, and mitigating cybersecurity and privacy risks through tech-enabled security engineering processes. We leverage AI-based security operations for post-detection actions, including alert prioritization, augmented threat detection/hunting, playbook creation, and automation of incident response processes.

●	Reselling third-party cybersecurity services and software when appropriate, expanding our offerings to include a full range of cybersecurity products and services delivered through our team of security engineers and a network of third-party service providers and value-added resellers (VARs).

Revenue Categories

We internally report our revenue using two categories:

vCISO Services: This category captures the revenue from the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis. Services delivered by SideChannel through our team of vCISOs include assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services.

vCISO engagements typically include a fixed monthly subscription fee and contract duration typically exceeds 12 months. Hourly rates for vCISO time and material projects range from $350 to $450. Each of our vCISOs is generally embedded into the C-suite executive teams of two to four of our clients.

According to the 2023 vCISO Service Provider Survey by Hitch Partners, the adoption of vCISO services is on the rise, particularly among small and cloud-enabled companies. Key services provided by vCISOs include Governance, Risk, and Compliance (GRC), strategic planning, and mentoring security teams. Many vCISO engagements extend beyond initial expectations, indicating a sustained need for their expertise.

Cybersecurity Software and Services: This category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers and VARs. Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category.

In response to evolving threats highlighted in the 2024 Data Breach Investigations Report released by Verizon, SideChannel offers solutions designed to address financial and espionage-driven breaches effectively, minimize end-user errors, and ensure rapid incident response. With the increase in data transmission and connected intelligent devices through the prevalence of IoT, the scale of security risks and the attack surface are much larger. Our offerings in data security, application security, network security, security operations, and risk management position us to meet these challenges.

Growth Strategy

Our growth strategy focuses on these three initiatives:

●	Securing new vCISO clients: As organizations plan to increase security investments due to breaches and the rising complexity of cyber threats, we aim to expand our client base by offering flexible, expert vCISO services that address budget constraints and the need for rapid security posture establishment.

●	Adding new cybersecurity software and services offerings: We plan to enhance our portfolio by incorporating transformational technologies such as AI-based security operations, data security posture management (DSPM), polymorphic encryption, cyber-physical system (CPS) security, and application security posture management (ASPM). This aligns with industry trends and the anticipated incremental spend on application and data security due to generative AI.

●	Increasing adoption of cybersecurity software, including Enclave, and services offerings at vCISO clients: By promoting Enclave and our other cybersecurity solutions to our existing vCISO clients, we aim to deepen our relationships and provide comprehensive, integrated security solutions. This supports the increased demand for zero trust strategies and remote worker technologies.

Enclave: A SideChannel Proprietary Software Product

Incorporating insights from the Gartner 2024 Zero Trust Report, implementing a zero-trust strategy has become a priority for a majority of organizations worldwide. The survey revealed that 63% of organizations have fully or partially adopted zero-trust frameworks. For 78% of these organizations, the investment in zero trust constitutes less than 25% of their overall cybersecurity budget. This strategic approach typically covers about half of an organization’s environment, addressing approximately a quarter of overall enterprise risk.

In the Gartner 2024 Zero Trust Report, Gartner emphasized the importance of defining the scope early in the zero-trust strategy. Organizations must identify which domains are in scope and understand the extent of risk mitigation achievable through zero-trust controls. Despite broad adoption, many enterprises struggle with best practices for implementation. Gartner suggests three key practices: establishing a clear scope, communicating success through strategic and operational metrics, and anticipating increases in staffing and costs without delays.

In the context of SideChannel’s offerings, our proprietary software, Enclave, is well-positioned to address these challenges. Enclave simplifies crucial cybersecurity tasks such as asset inventory, vulnerability management, and microsegmentation. By integrating access control, microsegmentation, encryption, machine identity management, and secure networking concepts into a unified solution, Enclave provides a comprehensive solution for managing cybersecurity controls effectively. It allows IT professionals to segment enterprise networks efficiently, allocate the right personnel to those segments, and direct traffic seamlessly. This alignment with zero-trust principles ensures that organizations can enhance their security posture and achieve measurable risk reduction.

By leveraging Enclave, SideChannel not only addresses the immediate cybersecurity needs of our clients but also aligns with industry best practices as highlighted by the Gartner 2024 Zero Trust Report and market trends identified in the Cantor 2024 Q3 Update. With the rise in remote and hybrid work models, and the increased demand for remote worker technologies such as Identity and Access Management, Endpoint Protection Platform, and Secure Web Gateway, Enclave offers a solution that simplifies the segmentation and security of digital networks.

Industry Standards and Compliance

Industry-standard cybersecurity and risk management frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and Center for Internet Security Controls (CIS), prioritize inventory of assets and access control as top requirements for a sustainable and compliant cybersecurity program. CIS version 8 controls call for organizations to:

●	Critical Control 1: “Establish and maintain an accurate, detailed, and up-to-date inventory of all enterprise assets with the potential to store or process data.”

●	Critical Control 2: “Actively manage (inventory, track, and correct) all software (operating systems and applications) on the network so that only authorized software is installed and can execute, and that unauthorized and unmanaged software is found and prevented from installation or execution.”

●	Critical Control 3: “Configure data access control lists based on a user’s need to know. Apply data access control lists, also known as access permissions, to local and remote file systems, databases, and applications.”

We built Enclave to address these extremely critical cybersecurity controls along with many others. Enclave seamlessly combines access control, microsegmentation, encryption, and other secure networking concepts to create a comprehensive solution. Through software, it allows IT professionals to easily segment the enterprise network, place the right staff in those segments, and direct traffic. Unlike open, traditional models, Enclave allows for near-limitless micro-segmented networks to operate insulated from one another.

Further information about Enclave is available on our website.

Summary

By aligning our services and solutions with the key trends and growth projections highlighted in the Cantor 2024 Q3 Update, SideChannel is well-positioned to capitalize on the expanding cybersecurity market. Our focus on providing cost-effective, tech-enabled services addresses the needs of mid-market and emerging companies facing increasing cyber threats. Through our vCISO services, proprietary Enclave platform, and a comprehensive suite of cybersecurity offerings, we aim to drive growth and deliver value to our clients in line with industry expectations.

Company History

The Company was originally incorporated in the State of Texas on June 22, 1953, as American Mortgage Company. During 1996, the Company acquired the operations of Eden Systems, Inc. (“Eden”), which became a wholly owned subsidiary of the Company. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. On May 16, 1996, the Company changed its name to National Scientific Corporation. From September 30, 1997, through the year ended September 30, 2001, the company aimed its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Effective August 27, 2014, the Company changed its name to Cipherloc Corporation (“Cipherloc”) after it began engaging in cybersecurity software development. The Company redomiciled and became a Delaware corporation on September 30, 2021. A reverse merger, completed on July 1, 2022, between SCS, Inc., f.k.a. SideChannel, Inc., a provider of cybersecurity services and technology to middle market companies, was acquired by Cipherloc Corporation. The combined entity changed its name to SideChannel, Inc., on July 5, 2022, and the acquiree is now named SCS, Inc. (“SCS”) and for accounting purposes, is a subsidiary of the Company.

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

Our research and development expenditures for the fiscal years ended September 30, 2024, and September 30, 2023, were $546 thousand and $669 thousand, respectively. These costs were incurred to develop Enclave.

Selling and Marketing

We use four primary sources to identify prospective clients for our services and products including Enclave.

●	Digital Marketing
●	Industry Events and Conferences
●	Direct Outreach
●	Referral Partners

We continue enhancing our digital marketing tactics and expanding our online presence. A growing list of referral partners recommend SideChannel to their clients as the primary option to identify, assess, and mitigate cybersecurity risks. Certain referral partners receive a commission upon a referral becoming a SideChannel client.

During fiscal year 2024, we began emphasizing our assessment product when it was premature for the prospective client to engage in a traditional vCISO subscription. Certain clients acquired during 2024 entered into a recurring service or product agreement following the completion of the assessment. We intend to enhance our assessment product to expand the adoption of this offering to prospective clients.

As of September 30, 2024, we had three (3) employees dedicated to selling and marketing activities. Our selling and marketing expenditures for the fiscal years ended September 30, 2024, and September 30, 2023, were $771 thousand and $1.4 million, respectively.

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

Patents, Copyrights, Trademarks, and Licenses

Our products, particularly our software and related documentation, are protected under domestic and international copyright laws and other laws related to the protection of intellectual property and proprietary rights. Currently, we have six active patents registered with the U.S. Patent and Trademark Office. We employ procedures to label copyrightable works with the appropriate proprietary rights notices, and we actively enforce our rights in the United States and abroad. However, these measures may not provide us with adequate protection from infringement, and our intellectual property rights may be challenged.

Our SideChannel Logo is registered with the U.S. Patent and Trademark Office (“USPTO”). We recently applied for registration of the Enclave Logo in the USPTO and also have common law rights in the Enclave Logo based on our prior use of the Logo in commerce. In the United States, we can maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use.

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

Personnel

As of September 30, 2024, we had 20 full-time employees. We also had approximately 11 independent contractors that provide services to us. We anticipate that we will need to increase our staffing in the foreseeable future.

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

Summary of Risk Factors

The following list provides a summary of risk factors discussed in further detail below:

Risks Related to Our Business and Results of Operations

●	Inflation and related geo-political events increase the risk that we are unable to achieve and maintain profitable operations.
●	We depend significantly upon the continued involvement of our present management and on our ability to attract and retain talented employees.
●	If we are unable to develop new and enhanced products and services, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our competitive position would weaken, and our business and operating results could be adversely affected.
●	Our operating results may vary significantly from period to period and have been unpredictable, which has and might continue to cause the market price of our common stock to be volatile.
●	Our future revenue and operating results will depend significantly on our ability to retain clients and customers and the ability to add new clients and customers. Any decline in our retention rates or failure to add new clients and customers will harm our business prospects and operating results.
●	We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
●	A network or data security incident may allow unauthorized access to our or our end users’ network or data, harm our reputation, create additional liability and adversely impact our financial results.
●	Our services, products, systems, and website and the data on these sources may be subject to intentional disruption that could materially harm our reputation and future sales.
●	Our products are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our products to function as designed and negatively impact our brand recognition and reputation.
●	If our products and services do not work properly, our business, financial condition and financial results could be negatively affected, and we could experience negative publicity declining sales, and legal liability.
●	Outages or problems with systems and infrastructure supplied by third-parties could negatively affect our business, financial condition and financial results.
●	Current global financial conditions have been characterized by increased volatility, which could negatively impact our business, prospects, liquidity and financial condition.
●	If we experience delays and/or defaults in payments, we could be unable to recover all expenditures.
●	If we do not effectively manage our growth, our business resources and systems may become strained, and we may be unable to increase revenue growth.
●	Our growth depends in part on the success of our strategic relationships with third-parties.
●	Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.
●	The ability of our executive officers and directors to control our business may limit or eliminate other stockholders’ ability to influence corporate affairs.

Risks Related to Our Industry

●	We face intense competition.
●	Delays in product development schedules may adversely affect our revenues.
●	If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product introductions and transitions to meet changing needs in the cybersecurity technology market, our competitive position, financial results, and prospects will be harmed.
●	Actual, possible, or perceived defects or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security breach, or the misuse of our products could harm our reputation and divert resources.

Risks Related to Our Intellectual Property

●	Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our products without compensating us.
●	Claims by others that we infringe their proprietary technology or other litigation matters could harm our business.
●	We rely on the availability of third-party licenses, and our inability to maintain those licenses could harm our business.
●	Our use of open-source software in our products could negatively affect our ability to sell our products and subject us to possible litigation.

Risks Related to Cyberattacks

●	Security of our information technology may be threatened.
●	Security of our products, services, devices, and customers’ data may be breached.
●	Development and deployment of defensive measures are ongoing.
●	Disclosure and misuse of personal data could result in liability and harm our reputation.
●	If our end users experience data losses, our brand, reputation and business could be harmed.

Risks Related to Regulations and Our Compliance with Such Regulations

●	We previously identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
●	We are subject to changing laws and regulations.
●	Our failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose potential customers, clients, licensees, resellers and/or for licensees and resellers to lose potential customers in the public sector or negatively impact our ability to contract with the public sector.
●	Governmental restrictions on the sale of our products and services in non-U.S. markets could negatively affect our business, financial condition, and financial results.

Risks Related to Our Financial Position and Need for Capital

●	We have incurred net losses and may never achieve profitability.
●	Our ability to continue as a going concern may depend upon our ability to raise additional capital and such capital may not be available on acceptable terms, or at all.
●	If we can raise additional funding, we may be required to do so on terms that are dilutive to our stockholders.
●	We will continue to incur increased costs as a result of being a reporting company and, given our limited capital resources, such additional costs may have an adverse impact on our profitability.
●	We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the market price of our securities.

Risks Related to Our Common Stock

●	The market price for our common stock has been volatile, and you may not be able to sell our stock at a favorable price, or at all.
●	Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.
●	Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.
●	The anti-dilutive rights of certain warrants could result in significant dilution to our existing stockholders and/or require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock.
●	Certain warrants issued in 2021 inhibit our access to equity capital, if we should need it, which may limit our ability to grow and maintain our competitiveness.
●	The purchase agreement related to our 2021 private placement includes covenants that we must comply with, or we may suffer potential monetary and other penalties.
●	Our common shares are thinly traded, and in the future may continue to be thinly traded, and you may be unable to sell your shares at or near ask prices or at all, if you need to sell your shares to raise money or otherwise desire to liquidate such shares.
●	A significant number of our shares have been registered for resale, and their sale or potential sale may depress the market price of our common stock.
●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
●	Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.
●	Because our common stock is quoted on the OTCQB instead of a national exchange, our investors may have difficulty selling their stock or may experience negative volatility on the market price of our common stock.
●	Our charter allows us to issue “blank check” preferred stock and establish its terms, conditions, rights, powers and preferences without stockholder approval.
●	We have never paid or declared any dividends on our common stock.
●	If securities or industry analysts do not initiate research coverage on us and, if initiated, fail to publish research or reports, or publish unfavorable research or reports, about our business, our stock price and trading volume may decline.
●	The sale of shares of our common stock by our directors and officers may adversely affect the market price for our common stock.

Risks Related to Our Business and Results of Operations

Inflation and related geo-political events increase the risk that we are unable to achieve and maintain profitable operations.

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our clients and customers. Some of our clients may view our services as a discretionary purchase and may in the future reduce their spending on our services during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, rising interest rates, unemployment trends, geopolitical issues, including wars and other armed conflicts, global health epidemics and other highly communicable diseases, bank insolvency and related uncertainty and volatility in the financial services industry, or a widespread economic slowdown or recession (in the United States or internationally) have led to, and could continue to lead to, increased market volatility and economic uncertainty, which could cause current and prospective customers and clients to delay, decrease, or cancel purchases of our services, or delay or default on their payment obligations. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

We depend significantly upon the continued involvement of our present management and on our ability to attract and retain talented employees.

Our success depends significantly upon our present management, most notable our Chief Executive Officer, Brian Haugli, and our Chief Financial Officer, Ryan Polk, who are involved in the development of our products as well as in our strategic planning and operations. All of our officers and key personnel are at-will employees. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Additionally, we will need to adapt and respond to frequently changing circumstances that may impact our workforce, such as natural disasters or pandemics, or our ability to maintain an effective workforce may be impacted.

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

Our future success depends on our ability to effectively respond to evolving threats to consumers and potential customers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced products and services on a timely basis. In the past, Cipherloc incurred significant research and development expenses. As a result of the Business Combination, we expect to continue to incur research and development expenses as we strive to remain competitive and as we focus on organic growth through internal innovation. If we are unable to anticipate or react to competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position would weaken, and we could experience a decline in our revenues and net income, which could adversely affect our business and operating results. Additionally, we must continually address the challenges of dynamic and accelerating market trends, increasingly sophisticated cyber-attacks and intrusions and competitive developments. Customers may require features and capabilities that our current products do not have. Our failure to develop new products and improve our existing products to satisfy customer preferences and needs and effectively compete with other market offerings in a timely and cost-effective manner will harm our ability to retain our customers (if any) and the ability of our licensees or resellers to retain their customers, and to create or increase demand for our products, which may adversely impact our operating results. The development and introduction of our new or enhanced products will involve a significant commitment of time and resources and will be subject to a number of risks and challenges, including but not limited to:

●	Lengthy development cycles;
●	Evolving industry and regulatory standards and technological developments by our competitors and customers (if any) and the customers of our licensees and resellers;
●	Rapidly changing customer preferences and needs;
●	Evolving platforms, operating systems, and hardware products, such as mobile devices, and related product and service interoperability challenges;
●	Entering new or unproven markets; and
●	Executing new product and service strategies.

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

Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied significantly from period to period, and we expect such variation to continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract and retain customers (if any) and/or the ability of our licensees and resellers to retain customers or sell products and services;
●	the budgeting cycles, seasonal buying patterns, and purchasing practices of potential customers and customers of our licensees and resellers;
●	price competition;
●	the timing and success of our new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors, licensees, resellers, clients, or customers, and strategic relationships entered into by and between our competitors;

●	changes in the mix of our services, products, and support;
●	changes in the growth rate of the cybersecurity technology market;
●	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
●	lack of synergy, or the inability to realize expected synergies, resulting from any acquisitions or strategic partnerships;
●	our inability to execute, complete or integrate efficiently any acquisitions that we have or may hereafter undertake;
●	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we may consummate;
●	our ability to create sizeable and productive distribution channels for our proprietary software;
●	decisions by potential customers, or the customers of our licensees and resellers, to purchase cybersecurity solutions from larger, more established cybersecurity software and service vendors, or from their sales channel partners;
●	timing of revenue recognition from the delivery of existing and future statements of work;
●	Insolvency or credit difficulties confronting customers (if any), our licensees and resellers, or the customers of our licensees and resellers, which could adversely affect their ability to purchase or pay for our products and services and offerings;
●	the cost and potential outcomes of any litigation, which could have a material adverse effect on our business;
●	seasonality or cyclical fluctuations in our markets due to holiday schedules, industry events, or customer funding policies that may impact our ability to secure new clients or deliver services to existing clients;
●	future accounting pronouncements or changes in our accounting policies; and
●	general macroeconomic conditions including interest rates, inflation and increasing labor costs, in some or all regions in which we operate.

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

We also must continually add new clients and customers, both to replace those who cancel or elect not to renew their agreements with us and to grow our business beyond our current level. If we are unable to attract new clients and customers in numbers greater than the number that cancel or elect not to renew their agreements with us, our client base will decrease, and our business, operating results, and financial condition would be adversely affected.

We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

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

Our current and proposed products and services face, and will continue to face, intense competition from larger and smaller companies, as well as from academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition, and (iv) new service and product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Some of these new products and services may have functionality that ours do not have. Because many competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, and (ii) fully develop and deploy new products faster than we can with their larger and broader resources. Our competitors also generally have greater development capabilities than we do and have greater experience in undertaking testing of products, obtaining regulatory approvals, and manufacturing and marketing their products. They may also have greater name recognition and better access to customers, clients, licensees, and resellers than we do. Our chief services competitors include companies such as Optiv, NCC, Coalfire, PwC, EY, Deloitte, and GuidePoint. Our primary product competitors for Enclave are companies such as Perimeter 81, Zscaler, Palo Alto, and Illumio.

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

Despite our precautions and ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our products and services, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites and misappropriate proprietary information or cause interruptions of our services. This risk has increased as more individuals are working from home and utilize home networks for the transmission of sensitive information. Such attempts are increasing in number and in technical sophistication, and if successful could expose us and the affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third-party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain licensees and resellers, and/or for us or our licensees and resellers to retain customers, as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our licensees, resellers, or strategic partners, or our or their customers.

Our products are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our products to function as designed and negatively impact our brand recognition and reputation.

Because we offer very complex products, errors, defects, disruptions, or other performance problems with our products may and have occurred. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, fraud, or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products could impact our revenues or cause licensees, resellers, clients, and customers to cease doing business with us. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose end user/customer data or experience material adverse interruptions to our operations or delivery of products and services to our clients in a disaster recovery scenario. Further, our business would be harmed if any of these types of events caused our licensees, resellers, or customers, or our licensees’ and resellers’ customers or potential customers, to believe that our products are unreliable. We believe that our brand recognition and reputation are critical to retaining existing licensees, resellers, clients and customers, and attracting new licensees, resellers, clients, and customers. Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation may reduce demand for our products and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands after such an event may be costly and time-consuming, and such efforts may not ultimately be successful.

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

The ability of our executive officers and directors to control our business may limit or eliminate other stockholders’ ability to influence corporate affairs.

As of September 30, 2024, our executive officers and directors owned approximately 46.0% of the Company’s total issued and outstanding shares. Because of this voting control through share ownership by the executive officers and directors, these individuals, acting as a group, have significant influence over corporate actions requiring a shareholder vote, including the selection of our directors, who in turn approve all executive officers, authorizing change-in-control transactions, amendments to our Articles of Incorporation, and other significant corporate matters. The interests of our executive officers and directors may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of future officers and directors and other business decisions. The minority stockholders will have no way of overriding the decisions made by our executive officers and directors acting as a group.

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

Actual, possible, or perceived defects or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security breach, or the misuse of our products could harm our reputation and divert resources.

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

We rely primarily on patent, trademark, copyright and trade secrets laws and confidentiality procedures and contractual provisions to protect our technology. The claims eventually allowed on any patents issued in the future may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate offensive scope, defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least eighteen (18) months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States, including but not limited to “adversary proceedings,” “first to file,” and “post-grant review” provisions, may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

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

We rely on the availability of third-party licenses, and our inability to maintain those licenses could harm our business.

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

A portion of the technologies we use incorporates open source software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our platform that incorporates the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open source software, and required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business, results of operations, and financial condition. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open-source software, but we cannot be sure that our processes for controlling our use of open-source software in our products will be effective.

Risks Related to Cyberattacks

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

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development of a new business enterprise. Our accumulated deficit as of September 30, 2024, was $19.8 million.

We cannot assure our current stockholders or future investors that that any of our new products and services currently under development will be successfully commercialized, and the extent of our future losses and the timing of any possible profitability, if ever achieved, are highly uncertain. If we are unable to achieve profitability, we may, at any time, be unable to continue our operations.

Our ability to continue as a going concern may depend upon our ability to raise additional capital and such capital may not be available on acceptable terms, or at all.

We currently believe that our available cash will allow us to fund our operations through at least December 2025. Nevertheless, we may need to raise additional capital to fund operating losses, support future expansion, develop new or enhanced products and services, hire employees, respond to competitive pressures, acquire technologies, or respond to unanticipated events or requirements before then. Our management’s plans include attempting to improve our profitability and our ability to generate sufficient cash flow from operations to meet our operating needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies and reduce our expenses. However, we are not assured that these plans and arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other requirements. The outcome of these actions cannot be predicted at this time. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition and operating results. If we raise additional funds through the issuance of equity securities, or convertible debt, the percentage ownership of our stockholders will be reduced, and holders may experience dilution in net book value per share.

The amount of capital we may need depends on many factors, including the progress, timing, scope and market acceptance of our product development programs; the time and cost required to obtain any necessary regulatory approvals; the possibility of litigation; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our ability to secure commitment of time and resources from third-parties to the development and commercialization of our products.

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

Our future issuances of new equity will dilute the ownership percentage of our existing stockholders. The extent of such dilution will depend on the number of shares issued. Neither the amount of funds that may be received in such equity financing, nor the price per share of our equity securities issued are known at this time.

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

Risks Related to Our Common Stock

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock and securities convertible into our common stock only if you can withstand a complete loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere are:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility in price and level of trading volumes of our shares of common stock;
●	our ability to obtain financings to conduct and complete research and development activities and other business activities;
●	the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	Our ability to attract new customers, clients, licensees, and resellers;
●	changes in the development status of our products and services;
●	changes in our capital structure, future issuances of securities, and sales of large blocks of common stock by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products and services;
●	reputational issues;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products and services, capital commitments, or other events by us or our competitors;
●	changes in industry conditions or perceptions;
●	our ability to attract analysts to initiate research coverage and once obtained, having such analysts issue research reports, recommendations and any changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

The exercise or conversion of stock options, warrants, preferred stock, or convertible securities will dilute the ownership percentage of our then existing stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert their securities when we are able to obtain additional equity capital on terms more favorable than these securities. On September 13, 2021, our stockholders approved an equity incentive plan authorized by our Board of Directors under which we may issue equity awards that may increase the number of outstanding shares of common stock. In the future, we may grant additional stock options, warrants, preferred stock or convertible securities.

The anti-dilutive rights of certain warrants could result in significant dilution to our existing stockholders and/or require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock.

The warrants to purchase 12,011,114 shares of our common stock issued to investors in a private placement transaction that closed on April 16, 2021, contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of those warrants, the exercise price of those warrants will automatically be reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter will be adjusted proportionately, so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to our other stockholders.

The warrants to purchase 8,332,439 shares of our common stock issuable upon exercise of warrants issued to the placement agent in the private placement include a weighted average anti-dilution right in the event we issue any shares of common stock or equivalents with a value less than the then exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to our other stockholders. The triggering of the anti-dilution rights in the warrants issued in the private placement may result in such securities being exercisable for a reduced exercise price.

As of September 30, 2024, no anti-dilution triggers had occurred.

Certain warrants issued in 2021 inhibit our access to equity capital, if we should need it, which may limit our ability to grow and maintain our competitiveness.

The warrants we issued in the 2021 private placement described in Part II, Item 8, Financial Statements, Note 11, contain various provisions including, but not limited to, various price reset and anti-dilution provisions when new equity is issued in certain transactions including stock issued for cash at a price less than the $0.36 exercise price stated in the 2021 private placement warrants. These provisions inhibit our access to cash for the issuance of common stock which may limit our ability to compete in a very dynamic market through new investments in research and development or selling and marketing. We cannot predict the financial impact of the issuance of the warrants on our financial statements, specifically our balance sheet. We also cannot predict the financial impact of the various provisions included in the warrant agreements.

The purchase agreement related to our 2021 private placement includes covenants that we must comply with, or we may suffer potential monetary and other penalties.

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

As of September 30, 2024, we had 225,975,331 shares of common stock outstanding and total warrants issued for 43,157,956 shares of common stock. If all 43,157,956 warrants are exercised in full for cash, then they would represent 16.0% of the total shares outstanding after including the exercised warrants. Sales of a significant number of shares of our common stock in the public market, or the potential or expectation of such sales, could harm the market price of our common stock. If a large volume of our common stock was sold, it would increase the supply of our common stock, which could cause a decrease in its price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, SideChannel, Inc. has relationships with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights as needed, to ensure our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties may include audits, threat assessments, and consultation on security enhancements.

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

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The Chief Information Security Officer (“CISO”) and the Chief Executive Officer (“CEO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

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

Reporting to Board of Directors

The CISO, in his capacity, regularly informs the CEO and the Chief Financial Officer (“CFO”) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing SideChannel, Inc. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2. PROPERTIES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually for three (3) twelve (12) month periods through December 2025. The annual renewal date is January 1st. Our current lease payment is $967 per month. The lease allows for a two percent (2%) increase effective at the beginning of each renewal period. We anticipate the lease payment to be $986 per month during calendar year 2025.

ITEM 3. LEGAL PROCEEDINGS

As of the filing date of this Annual Report on Form 10-K, there are no material pending legal proceedings. From time to time, we may be involved in ordinary routine litigation incidental to our business, to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party averse to us, or has a material interest adverse to us, in any material proceeding.

Currently Pending Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of the Company, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation, our predecessor, and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Case No. 20-0818). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required Cipherloc pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceeded $1 million. We reached a preliminary agreement with the plaintiffs on November 13, 2024. A formal settlement agreement was negotiated and circulated to the plaintiffs on November 25, 2024. The execution of the settlement agreement is in progress and, when complete, will trigger the formal dismissal of the lawsuit. The terms of the agreement require the Company to issue the plaintiffs a combined 356,400 shares of common stock and pay a total of $95 thousand in cash in six equal, quarterly installments of approximately $16 thousand beginning on January 1, 2025, and ending on April 1, 2026. We estimate the cost of the settlement fee paid as stock to be approximately $15 thousand using the closing price of our common stock at September 30, 2024. A total of $110 thousand of expense has been recognized in our results for the year ended September 30, 2024.

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

	Low	High
Fiscal 2023
First Quarter (October 1, 2022 to December 31, 2022)	$0.09	$0.14
Second Quarter (January 1, 2023 to March 31, 2023)	0.04	0.12
Third Quarter (April 1, 2023 to June 30, 2023)	0.04	0.11
Fourth Quarter (July 1, 2023 to September 30, 2023)	0.05	0.10

Fiscal 2024
First Quarter (October 1, 2023 to December 31, 2023)	$0.01	$0.05
Second Quarter (January 1, 2024 to March 31, 2024)	0.02	0.06
Third Quarter (April 1, 2024 to June 30, 2024)	0.03	0.07
Fourth Quarter (July 1, 2024 to September 30, 2024)	0.03	0.05

Fiscal 2025
First Quarter (October 1, 2024 to December 31, 2024) (1)	$0.03	$0.05

(1)	Through December 6, 2024

As of September 30, 2024, there were 225,975,331 shares of our common stock issued and outstanding, and there were approximately 784 record holders of our common stock.

Also as of September 30, 2024, there were zero (0) shares of Series A Preferred Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

Except the 76 investors receiving, on a combined basis, approximately 7.3 million shares of common stock and 17.4 million new warrants in exchange for tendering 43.5 million 2021 warrants as previously announced via press release and disclosed in Form 8-K dated December 27, 2023, there have been no sales of unregistered securities during the year ended September 30, 2024.

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

vCISO engagements typically include a fixed monthly subscription fee with durations longer than twelve (12) months. Hourly rates for vCISO time and material projects range from $350 to $450. Each of our vCISOs is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients.

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

During September 2022 we announced a proprietary product called Enclave which simplifies important cybersecurity tasks called “asset inventory,” and “microsegmentation.” Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows Information Technology to easily segment the enterprise network, place the right staff in those segments and direct traffic.

Revenue

The following revenue metrics are for the twelve months ended September 30, 2024, versus the same period in 2023. These summary metrics are accompanied by pie charts that reflect the revenue by category in fiscal years 2024 and 2023.

●	Total revenue grew by $828 thousand or 12.6%.
●	vCISO Services category revenue grew by $223 thousand or 5.1%.
●	Cybersecurity Software and Services category revenue grew by $605 thousand or 27.6%.

The growth in vCISO Services reflects both growth in clients served and an increase in revenue per client. Cybersecurity Software & Services revenue grew from 2023 to 2024 primarily because of an increase in the use of these services by existing Cybersecurity Software and Services clients and secondarily because of an expansion of the services and software offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new; while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for fiscal years 2024 and 2023:

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for fiscal years 2024 and 2023 by revenue category.

	Trailing Twelve Months Ended
	September 30, 2024	September 30, 2023

vCISO Services	67.7%	60.8%
Cybersecurity Software & Services	72.2%	89.4%
Total	69.2%	71.0%

Results of Operations

Fiscal Year Ended September 30, 2024, Compared to Fiscal Year Ended September 30, 2023

	Twelve Months Ended
	September 30,
	2024	2023
Revenues	$7,400	$6,572
Cost of revenues	3,868	3,240
Gross profit	3,532	3,332
Gross margin	47.7%	50.7%

Operating expenses
General and administrative	3,155	3,586
Selling and marketing	771	1,337
Research and development	546	669
Intangible asset impairment	-	4,940
Business Combination related costs	-	214
Total operating expenses	4,472	10,746
Operating loss	(940)	(7,414)

Other income, net	41	29
Net loss before income tax expense	(899)	(7,385)

Income tax expense (benefit)	5	(379)
Net loss	$(904)	$(7,006)

Revenue. Our revenue was $7.4 million for the year ended September 30, 2024, compared to $6.6 million in the prior year, an increase of $0.8 million or 12.6%. We believe this increase reflects the factors previously discussed in the Overview section above.

Gross Margins. Gross margins decreased to 47.7% in fiscal year 2024 from 50.7% in fiscal year 2023, which we attribute to lower utilization of our service delivery team employees and an increase in revenue from third-party software and services which have a lower gross margin.

Operating Expenses. Total operating expenses during fiscal year 2024 were $4.5 million compared to fiscal year 2023 total operating expenses of $5.6 million excluding $214 thousand of prior year acquisition costs and intangible asset impairment of $4.9 million. In May 2023, we began eliminating operating expenses which, combined with our increase in gross profit, have enabled us to lower our breakeven revenue point and attain positive cash flow from operations during fiscal year 2024. The operating expense reductions were achieved by staff reductions in all areas of the business and the elimination of non-essential third-party supplier relationships.

General and Administrative Expenses. Our general and administrative expenses were $3.2 million for the year ended September 30, 2024, compared to $3.6 million for the prior year, a decrease of $0.4 million or 12.0%. The decrease in general and administrative expenses primarily resulted from decreased staff and related costs and lower professional fees and insurance related to the listed nature of the Company. These favorable variances were partially offset by an increase in stock-based compensation and costs incurred for the settlement of a litigation matter.

Selling and Marketing Expenses. Our selling and marketing expenses were $771 thousand for the year ended September 30, 2024, compared to $1,337 thousand for the prior year, a decrease of $566 thousand or 42.3% resulting from our decrease in sales and marketing staff and partially offset by increased spend on third-party marketing services.

Research and Development Expenses. Our research and development expenses were $546 thousand for the year ended September 30, 2024, compared to $669 thousand for the prior year, a decrease of $123 thousand or 18.4%. The decrease is the result of lower personnel related costs and reduction of software development expenses.

Intangible Asset Impairment. The intangible asset impairment was zero ($0) for the year ended September 30, 2024, and $4.9 million for the prior year. We recorded a finite-lived intangible asset of $4.9 million as a result of acquiring Enclave in the Business Combination. Our impairment testing indicated the full value of this finite-lived intangible asset should be impaired as of September 30, 2023. Incurring impairment neither indicated a decrease in our emphasis on Enclave as a key initiative nor did it suggest a lack of market interest in the product.

Business Combination related costs. Business Combination related costs were zero ($0) in fiscal year 2024 and $214 thousand for the year ended September 30, 2023, which are attributed to an increase in the Second Tranche shares due to the Closing Working Capital Adjustment from the Business Combination.

Other Income. Other Income was $41 thousand and $29 thousand for fiscal years 2024 and 2023 respectively, which reflect interest income from the cash on deposit at our bank.

Income Tax Expense (Benefit). We recorded income tax expense of $5 thousand in the fiscal year ended September 30, 2024, compared to an income tax benefit of $379 thousand for the year ended September 30, 2023. The fiscal year 2024 expense is attributed to accruals for state income taxes in the various jurisdictions where we have customers, employees, or property while the fiscal year 2023 benefit occurred because of a favorable difference between actual and projected tax accounting at the time of the Business Combination.

Liquidity and Capital Resources

During fiscal year 2024, we incurred a net loss of $904 thousand, and we had $307 thousand of cash provided by operations. Our primary source of liquidity and capital resources has been the $1.1 million of cash at the beginning of fiscal year 2024 supplemented with the cash provided by operations during the fiscal year. We had an accumulated deficit of $19.8 million as of September 30, 2024. Three (3) non-operational expenses related to the Business Combination totaling $16.8 million are included in our accumulated deficit. The non-operational expenses are $6.2 million for the contingent consideration and business combination related costs, $5.7 million for the impairment of goodwill recorded as a result of the Business Combination, and $4.9 million for the impairment of intangible assets.

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$307	$(1,945)
Investing activities	(265)	(32)
Financing activities	(50)	-
Total Cash Provided / (Used)	$(8)	$(1,977)

Operating Activities. Net cash provided by operations for the year ended September 30, 2024, was $307 thousand as compared to $1.9 million used in operations for the year ended September 30, 2023. During fiscal year 2024, we recorded net, non-cash charges of $755 thousand for depreciation, amortization and stock-based compensation expense. Our net accounts receivable decreased by $102 thousand due to earlier payment of invoices by our clients and we experienced a $235 thousand increase in deferred revenue because of an increase in clients paying in advance of receiving software and services.

Investing Activities. We purchased short-term investments of $250 thousand in the form of time deposits and used $15 thousand on the purchase of fixed assets related to the upgrade of our website during the twelve months ended September 30, 2024.

Financing Activities. We paid a $50 thousand note to Akash Desai in December 2023. The note was related to a December 2021 agreement for the redemption of Mr. Desai’s interest in SideChannel LLC. The December 2023 payment completed our obligations to Mr. Desai.

As of September 30, 2024, we had $1.3 million in cash, cash equivalents, and short-term investments; and our working capital was $1.4 million. We believe that our existing cash balances are sufficient to fund our operations through at least December 31, 2025.

We expect to continue to generate cash flow from operations during fiscal year 2025; however, if this does not materialize, then our operations will be funded with our existing cash balance. We intend to manage our business such that our expenses will allow us to sustain positive cash flow from our operations, but we cannot assure this will occur. We don’t currently have any credit facilities available to us; however, we have had discussions with several lenders about establishing a line of credit secured by our accounts receivable.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-lived assets, goodwill, identifiable intangibles and deferred income tax assets and liabilities including their related valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

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

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. Goodwill was $1.4 million at both September 30, 2024, and 2023. The fair value of the goodwill at September 30, 2024, as determined by our impairment analysis, was in excess of the carrying value; thus, we had no impairment of goodwill in fiscal year 2024.

We did not record indefinite-lived intangible assets in the fiscal years ended September 30, 2024, and 2023.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. We have $33 thousand in property and equipment at September 30, 2024. At September 30, 2024, and 2023, finite-lived intangibles and long-lived assets were zero ($0) and zero ($0), respectively. The intangible impairment was $4.9 million for the year ended September 30, 2023. We recorded a finite-lived intangible asset of $4.9 million as a result of acquiring Enclave through the Business Combination. The difficulty of projecting the amount and timing of future revenues caused us to conclude a full impairment of the asset was appropriate. Incurring impairment in fiscal year 2023 neither indicated a decrease in our emphasis on Enclave as a key initiative nor did it suggest a lack of market interest in the product.

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

ITEM 8. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SideChannel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SideChannel, Inc., (the Company) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Las Vegas, Nevada
December 12, 2024

RBSM LLP (PCAOB ID Number 587)

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2024	September 30, 2023

ASSETS
Current assets
Cash and cash equivalents	$1,045	$1,053
Short-term investments	250	-
Accounts receivable, net	732	834
Deferred costs	150	180
Prepaid expenses and other current assets	385	381
Total current assets	2,562	2,448

Fixed assets	33	30
Goodwill	1,356	1,356
Deferred costs	-	150
Total assets	$3,951	$3,984

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$729	$613
Deferred revenue	515	280
Promissory note payable	-	50
Income taxes payable	3	11
Total current liabilities	1,247	954

Other liabilities	-	-
Total liabilities	1,247	954

Commitments and contingencies (Note 16)

Common stock, $0.001 par value, 681,000,000 shares authorized; 225,975,331 and 213,854,781 shares issued and outstanding as of September 30, 2024, and 2023, respectively	226	214
Additional paid-in capital	22,321	21,755
Accumulated deficit	(19,843)	(18,939)
Total stockholders’ equity	2,704	3,030
Total liabilities and stockholders’ equity	$3,951	$3,984

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Twelve Months Ended
	September 30,
	2024	2023
Revenues	$7,400	$6,572
Cost of revenues	3,868	3,240
Gross profit	3,532	3,332

Operating expenses
General and administrative	3,155	3,586
Selling and marketing	771	1,337
Research and development	546	669
Intangible asset impairment	-	4,940
Business Combination related costs	-	214
Total operating expenses	4,472	10,746
Operating loss	(940)	(7,414)

Other income, net	41	29
Net loss before income tax expense	(899)	(7,385)

Income tax expense (benefit)	5	(379)
Net loss	$(904)	$(7,006)
Net loss per common share – basic and diluted	$(0.00)	$(0.04)
Weighted average common shares outstanding – basic and diluted	222,078,462	175,274,762

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	For the Twelve Months Ended September 30, 2024 and 2023
	Preferred Shares	Preferred Par Value	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2022	100	$-	148,724,056	$149	$21,180	$(11,933)	$9,396
Shares issued for services	-	-	770,978	-	66	-	66
Stock-based compensation	-	-	2,343,029	3	357	-	360
Conversion of Preferred to Common	(100)	-	100	-	-	-	-
Business Combination – Contingent Consideration	-	-	62,016,618	62	152	-	214
Net loss	-	-	-	-	-	(7,006)	(7,006)
Balance at September 30, 2023	-	$-	213,854,781	$214	$21,755	$(18,939)	$3,030
Shares issued for 2021 Investor Warrants	-	-	7,270,958	7	(7)	-	-
Legal settlement	-	-	-	-	15	-	15
Shares issued for services	-	-	437,643	-	20	-	20
Stock-based compensation	-	-	4,411,949	5	538	-	543
Net loss	-	-	-	-	-	(904)	(904)
Balance at September 30, 2024	-	$-	225,975,331	$226	$22,321	$(19,843)	$2,704

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(904)	$(7,006)
Adjustments to reconcile net loss to net cash flows provided by / (used in) operating activities:
Depreciation and amortization	192	182
Legal settlement paid in stock	15
Stock-based compensation and payments for services, net	563	405
Provision for doubtful accounts	-	3
Business Combination Costs	-	214
Intangible asset impairment	-	4,940

Changes in operating assets and liabilities:
Accounts receivable, net	102	(225)
Prepaid expenses and other assets	(4)	(61)
Accounts payable and accrued liabilities	116	(363)
Income taxes payable	(8)	(184)
Deferred revenue	235	150
Net cash provided by / (used in) operating activities	307	(1,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(250)	-
Purchase of fixed assets	(15)	(32)
Net cash used in investing activities	(265)	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(50)	-
Net cash used in financing activities	(50)	-

INCREASE / (DECREASE) IN CASH	(8)	(1,977)
CASH, BEGINNING OF PERIOD	1,053	3,030
CASH, END OF PERIOD	$1,045	$1,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Stock-based compensation included in accounts payable and accrued liabilities	$-	$21
Shares Issued for Services	20	66
Purchase of RSUs sold by employees to pay for taxes due on vested RSUs	119	59

SIDECHANNEL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024, AND 2023

(Amounts shown in thousands, except shares and per share amounts)

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

Our growth strategy focuses on these three initiatives:

1. Securing new vCISO clients

2. Adding new Cybersecurity Software and Services offerings

3. Increasing adoption of Cybersecurity Software, including Enclave and Services offerings, at vCISO clients

vCISO engagements typically contain a monthly subscription and rates for vCISO time and material projects ranging from $350 to $450 per hour. Each of our vCISOs is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients. We augment our vCISO offering with a full range of other cybersecurity products and services including those delivered by our security engineer employees and independent contractors in addition to reselling services and software provided by third-parties.

On July 1, 2022, (the “Closing Date”) the Company, then known as Cipherloc Corporation, a Delaware corporation, completed its acquisition (the “Business Combination”) of all the outstanding equity securities of SideChannel, Inc., a Massachusetts corporation pursuant to an Equity Securities Purchase Agreement dated May 16, 2022 (the “Purchase Agreement”). On September 9, 2022, SideChannel, Inc. the acquired Massachusetts corporation and a subsidiary of the registrant, changed its name to SCS, Inc. (the “Subsidiary” or “SCS”) and Cipherloc Corporation, the Delaware parent company of the subsidiary has changed its name to SideChannel, Inc. Following the closing of the Business Combination, SCS, Inc. became a wholly owned subsidiary of the Company. As used herein, the words “the Company” refers to, for periods following the Business Combination, SideChannel, Inc., together with its subsidiaries.

Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is www.sidechannel.com.

NOTE 2 – GOING CONCERN ASSESSMENT

We are required to perform a going concern assessment for the annual reporting period. The assessment uses a two-step process to evaluate whether there are conditions and/or events that raise substantial doubt about our ability to continue as a going concern within one year after the date on which the annual financial statements are issued.

The two steps are to:

1.	Determine if “substantial doubt” is raised regarding the entity’s ability to continue as a going concern. If it is not raised, the assessment stops there. However, if substantial doubt is raised, management would proceed to the next assessment step.
2.	Determine if the substantial doubt continues to exist after considering any plan to address and mitigate the doubt. However, regardless of whether such a plan alleviates the initial doubt, the guidance will require some level of disclosure in the financial statements.

Substantial doubt exists when it is probable (within one year after the date on which the financial statements are issued) that the Company will be unable to meet its obligations as they become due. Probable is used consistently with its use in ASC 450, Contingencies (the future event or events are likely to occur, which is a higher threshold than “more likely than not” but lower than “virtually certain”).

This assessment is through December 31, 2025, because our fiscal year 2024 financial statements will be issued during December 2024. For the year ended September 30, 2024, we reported a net loss of $904 thousand which includes $755 thousand of non-cash expenses for depreciation, amortization, and stock-based compensation. Our operating activities generated $307 thousand in cash for the year ended September 30, 2024, and our cash balance decreased by $8 thousand during that same period after using $315 thousand of cash for investing and financing activities, including the purchase of $250 thousand in short-term investments. We may incur continued net losses until we generate revenues in excess of our expenses; however, we intend to manage our business such that our current cash balance and net cash provided by operations will allow us to sustainably fund our business. We cannot be certain that this will be achieved. We don’t currently have any credit facilities available to us.

We have determined that substantial doubt does not exist about our ability to continue as a going concern through December 31, 2025.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Segment Information

We manage our operations as a single operating segment for the purpose of assessing performance and making operating decisions.

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

Cash, Cash Equivalents, and Short-Term Investments

Cash includes funds deposited in banks.

We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Highly liquid investments with original maturities of 91 days or more that will mature less than one year from the balance sheet date are classified as short-term investments. Securities with maturities of more than 360 days, if any, are included in “Long-term investments.”

Our cash equivalents and short-term investments are placed primarily in money market funds and time deposits and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value cash equivalents at their original purchase prices plus interest that has accrued at the stated rate. We value short-term investments at their original purchase prices. Interest earned on short-term investments is accrued in interest receivable which is included on our balance sheet in “Accounts receivable, net.”

Interest income related to cash equivalents and short-term investments is reported in “Other income, net” on the Consolidated Statement of Operations.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers’ financial condition. Effective January 1, 2023, we follow the guidance in Accounting Standards Codification (“ASC”) Topic 326 (Financial Instruments – Credit Losses) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.

For the year ended September 30, 2024, there was no change in the amount of the allowance for credit losses. There was no bad debt expense recorded for the years ended September 30, 2024, and 2023.

Fair Value of Financial Instruments

Our financial instruments consisted primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

For more information about the Company’s accounting policies surrounding fair value investments, see Note 9.

Goodwill, Intangible, and Long-Lived Assets

We account for goodwill and intangible assets in accordance with ASC Topic 350 (Intangibles – Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually during the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization, and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. The goodwill was evaluated at the balance sheet date of September 30, 2024. For fiscal years 2024 and 2023, we recorded no impairment of goodwill.

None of the goodwill associated with the Business Combination is deductible for income tax purposes.

We did not record indefinite-lived intangible assets in the fiscal years ended September 30, 2024, and 2023.

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

We recorded $4.9 million of finite-lived intangible assets in the form of Acquired In Process Research & Development (“AIPR&D”) as a result of acquiring Enclave in the Business Combination as of September 30, 2022. Under ASC 805, AIPR&D are initially recognized at fair value and classified as finite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. Our impairment testing as of September 30, 2023, indicated the full value of this finite-lived intangible asset was impaired. The difficulty of projecting the amount and timing of future revenues caused us to conclude a full impairment of the asset was appropriate. The $4.9 million of intangible asset impairment charge recorded during fiscal year 2023 neither indicated a decrease in our emphasis on Enclave as a key initiative nor did it suggest a lack of market interest in the product. The Company did not record any finite-lived intangible asset impairment for the year ended September 30, 2024.

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers).

Nature of Products and Services

We identify, develop, and deploy cybersecurity and privacy risk management solutions for our clients in North America. We categorize our products and services as either vCISO Services or Cybersecurity Software and Services. The revenue earned from Enclave, our proprietary software product, as well as the revenue from reselling third-party software and services are included in Cybersecurity Software and Services.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in Topic 606. A significant portion of our revenue is from clients with whom we have a Master Service Agreement (“MSA”). Each MSA generally contains one or more Statement(s) of Work (“SOW”). Each SOW specifies the products and services and their respective transaction prices. We refer to an MSA and its SOW(s) as a “Contract”. Our Contracts generally contain monthly service subscriptions, annual software licenses, time and material based billing, or fixed fee projects.

A Contract’s transaction price is allocated to each distinct performance obligation. For Contracts with multiple performance obligations, we allocate the Contract’s transaction price to each performance obligation based on the relative standalone selling price.

Revenue is recognized over a period of time for monthly service subscriptions and software licenses. Revenue is recognized at a point in time when, or as, the performance obligation is satisfied for fixed fee projects and time and material based billing. The assets we create for our clients do not have alternative uses to SideChannel and our Contracts created a right to payment for work completed. Each of the fixed fee project performance obligations we delivered in fiscal year 2024 were accompanied by an upfront payment. Our determination for point in time revenue recognition is based upon client acceptance of the performance obligation.

We do not have any material variable consideration arrangements, client-specific acceptance criteria, or any material payment terms with our clients other than standard payment terms which generally range from net 15 to net 45 days.

Principal vs Agent

We resell the software and services provided by third-parties. When we have discretion over the pricing used in the Contracts with our clients then we deem ourselves to be the principal for purposes of revenue recognition and record revenue on a gross basis using the price specified in the Contract. This is the case for almost all of the third-party software and services we sell. Also consistent in our determinations to recognize revenue as the principal is our ability to direct the third-party to provide the service to the client on our behalf.

Occasionally, we receive a commission from the sale of third-party software and services in which case we are an agent and record revenue on a net basis equal to the amount of the commission earned.

Contract Balances

We record accounts receivable at the time of invoicing. To the extent that we do not recognize revenue at the same time as we invoice, we record a liability for deferred revenue. In certain instances, we also receive customer deposits in advance of invoicing and recording of accounts receivable. Deferred revenue and customer deposits are included in current liabilities on our consolidated balance sheets. In these instances, the recognition of revenue is deferred until we have determined that we have satisfied our performance obligations under the Contract.

Costs to Obtain a Contract with a Customer

The costs we incur associated with obtaining contracts with customers are marketing costs incurred with third-party service providers and sales commissions that we pay to our employees, contractors, or third-party sales representatives. Commissions are calculated based on set percentages of the revenue value of each product or service sold. Commissions are considered earned by our internal sales personnel at the time we recognize revenue for a particular transaction. Commissions are considered earned by third-party sales representatives at the time that revenue is recognized for a particular transaction. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets.

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

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 to short-term leases (leases with a term of one year or less at the commencement date of the lease). Our lease periods are less than one-year in duration. Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term.

Following the guidance of ASC Topic 842, we are not required to record ROU assets and operating lease liabilities.

See Note 8 for further disclosures regarding our leases.

Research and Development and Software Development Expenses

All research and development costs, including patent and software development costs, are expensed as incurred.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation – Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of awards, which is then amortized to expense over the service periods. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing mode or the fair value of our stock on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as stock compensation expense over the requisite service period in the Company’s consolidated statements of income.

As stock compensation expense recognized in the accompanying consolidated statements of income is based on awards ultimately expected to vest. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has limited historical experience with forfeitures and were based on management’s estimates.

Excess tax benefits or deficiencies from stock compensation are recognized in the income tax provision and are not estimated in the effective tax rate. Rather, they are recorded as discrete tax items in the period they occur. Excess income tax benefits from stock compensation arrangements are classified as a cash flow from operations.

See further disclosures related to our stock-based compensation plans in Note 15.

Legal

We are subject to legal proceedings, claims, and liabilities which arise in the ordinary course of business, and we accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to general and administrative expenses as they are incurred.

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

We use the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. We did not record any liabilities for uncertain tax positions during the years ended September 30, 2024, or 2023.

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

Warrants

We evaluate warrants in accordance with ASC Topics 480 (Distinguishing Liabilities from Equity) and 815 (Derivatives and Hedging). The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon exercise of a warrant, it is marked to fair value at the exercise date and then that fair value is reclassified to equity.

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

Accounting Pronouncements Adopted

We did not adopt new accounting pronouncements during the year ended September 30, 2024.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued amendments to the guidance for disclosures about reportable segments which require disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. The amendments are to be applied on a retrospective basis and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

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

NOTE 4 – REVERSE MERGER BETWEEN CIPHERLOC CORPORATION AND SIDECHANNEL, INC. (now known as SCS, Inc.)

Overview of the Business Combination

The Business Combination was accounted for as a reverse acquisition (“reverse merger”) in accordance with GAAP. Under this method of accounting, SCS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Business Combination: (1) the majority of the Board of Directors of the combined company would be composed of directors designated by the Sellers under the terms of the Purchase Agreement; and (2) existing members of SCS management constituted the management of the combined company. Because SCS was determined to be the accounting acquirer in the Business Combination, but not the legal acquirer, the transaction was deemed a reverse acquisition under the guidance of the ASC Topic 805, Business Combinations. As a result, the historical financial statements of SideChannel are the historical financial statements of the combined company.

Summary of the Business Combination Terms

Pursuant to the Purchase Agreement, on the Closing Date, the former shareholders of the Subsidiary (the “Sellers”) exchanged all of their equity securities in the Subsidiary for a total of 59,900,000 shares of the Company’s common stock (the “First Tranche Shares”), and 100 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”). The Sellers were entitled to receive up to an additional 59,900,000 shares of the Company’s common stock (the “Second Tranche Shares” and together with the First Tranche Shares and the Series A Preferred Stock, the “Shares”) at such time that the operations of the Subsidiary, as a subsidiary of the Company, achieved at least $5.5 million in revenue (the “Milestone”) for any twelve-month period occurring after the Closing Date and before the 48-month anniversary of the execution of the Purchase Agreement. The Second Tranche shares were valued using the closing price on July 1, 2022, of $0.10 per share which resulted in a fair value of $6.1 million.

The number of the Second Tranche Shares was increased, based upon the Subsidiary’s working capital as of the Closing Date was more than zero.

As previously disclosed in Form 8-K dated May 9, 2023, a total of 62,016,618 shares of common stock were issued for the Second Tranche and Closing Working Capital Adjustment.

NOTE 5 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with maturities of less than 90 days from the purchase date are included in “Cash and cash equivalents.” Time deposits with maturities from 91-360 days are included in “Short-term investments.” As of September 30, 2024, and 2023, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Cash equivalents
Money market funds	$6	$42
Time deposits	-	-
Total cash equivalents	$6	$42

Short-term investments
Time deposits	250	-
Total short-term investments	$250	$-

For more information about the fair value of the Company’s financial instruments, see Note 9.

NOTE 6 – DEFERRED COSTS

On July 23, 2021, we entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). The agreement with Paulson remains in place after the Business Combination. Pursuant to the agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets, and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities and (g) render other financial advisory services as may be reasonably requested. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for these services, the Company issued to Paulson 4 million shares of the Company’s common stock and agreed to reimburse Paulson for all reasonable and documented expenses incurred by Paulson in connection with providing such services. The fair value of the shares issued was $720 thousand which Cipherloc recognized as deferred costs which are amortized at a rate of $45 thousand per quarter. The Company expensed $180 thousand in each of the fiscal years ended September 30, 2024, and 2023. The unamortized balance of the deferred costs was $150 thousand at September 30, 2024.

NOTE 7 – IDENTIFIABLE INTANGIBLE ASSETS

The estimated fair values of the identifiable intangible assets acquired were calculated using an income valuation approach which requires a forecast of expected future cash flows either through the use of relief-from-royalty method or multi-period excess earnings methods (“MPEEM”).

We conducted a fair value analysis of the intangible assets acquired as of September 30, 2023, and concluded that the full carrying value of this asset should be impaired. Our balance sheet as of September 30, 2023, reflects this conclusion. Incurring impairment in fiscal year 2023 neither indicated a decrease in our emphasis on Enclave as a key initiative nor did it suggest a lack of market interest in the product.

We did not have identifiable intangible assets at September 30, 2024.

NOTE 8 - LEASES

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

Operating lease expenses were $12 thousand and $10 thousand   for the fiscal years ended September 30, 2024, and 2023, respectively.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 (Leases) to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term. We do not have any long-term operating leases or financing leases as of September 30, 2024.

We expect to pay approximately $12 thousand over the next twelve (12) months for the Worcester lease.

NOTE 9 – FAIR VALUE MEASUREMENT

ASC Topic 820 “Fair Value Measurement” (“Topic 820”) defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Topic 820 is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2024, and 2023.

	September 30, 2024
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Short-term investments

Time deposits: 91 - 360 days	$250	$-	$250	$-	$250

Total Short-term investments	$250	$-	$250	$-	$250

September 30, 2023
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Short-term investments

Time deposits: 91 - 360 days	$-	$-	$-	$-	$-

Total Short-term investments	$-	$-	$-	$-	$-

The entire balance of time deposits maturing in 91 to 360 days are certificates of deposit issued by a bank at which total deposits exceed the FDIC limit of $250 thousand.

NOTE 10 – DEBT

Pursuant to a Membership Interest Redemption Agreement, dated November 3, 2021, by and between us and Akash Desai (“Desai Redemption Agreement”), we promised to pay Mr. Desai $100 thousand, without interest, in exchange for Mr. Desai’s right, title, and interest in us. Mr. Desai was paid $50 thousand at the execution of the Desai Redemption Agreement and the remaining $50 thousand was paid in December 2023.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2024, and 2023, we had 225,975,331 and 213,854,781 shares of common stock outstanding, respectively, and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the years ended September 30, 2024, and September 30, 2023.

Common Stock Issued for Business Combinations

On May 4, 2023, we issued a total of 62,016,618 shares of common stock for the Second Tranche (59,900,000 shares) and Closing Working Capital Adjustment (2,116,618 shares).

No shares were issued for Business Combinations in fiscal year 2024.

Common Stock Issued for Services

Until March 31, 2024, our Board of Directors elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock instead of cash. We also use stock as a form of compensation for independent contractors who provide professional services to us in sales, marketing, or administration. During fiscal year 2024, the fair market value of stock issued for services totaled $20 thousand for 437,643 shares of common stock compared to $66 thousand for 770,978 shares of common stock in fiscal year 2023.

Our Board of Directors elected to cease receiving quarterly compensation in the form of shares of the Company’s common stock after April 1, 2024.

Common Stock Issued Under Equity Incentive Plan

We issued 4,411,949 shares of common stock for 6,537,045 restricted stock units (“RSUs”) that vested during the year ended September 30, 2024. The number of RSUs sold by these employees to fund payroll taxes for the year September 30, 2024, was 2,125,096.

Common Stock Issued for Tender Offer

On August 22, 2023, the Company commenced a Tender Offer for the 69,281,020 Warrants subject to our Offer to Exchange. A new Tender Offer (“Offer to Exchange”) was filed on November 7, 2023.

We closed the November 7 Offer to Exchange on December 26, 2023, resulting in the issuance of 7,270,958 shares of common stock and 17,415,437 new warrants in exchange for 2021 Investor Warrants totaling 43,538,501.

Preferred Stock

As of September 30, 2024, and 2023, we had zero (0) shares of preferred stock outstanding.

Warrants

Warrant activity for years ended September 30, 2024, and 2023, is as follows:

Outstanding Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
(In thousands, except prices and remaining lives)

Outstanding at September 30, 2022	87,794	$0.56	3.57
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(18,513)	1.20	—
Outstanding at September 30, 2023	69,281	$0.39	3.31

Outstanding at September 30, 2023	69,281	$0.39	3.31
Granted through November 2023 Warrant Exchange	17,415	0.18	4.25
Tendered during November 2023 Warrant Exchange	(43,538)	(0.36)	(2.25)
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding at September 30, 2024	43,158	$0.33	3.89

NOTE 12 – REVENUE FROM CONTRACTS WITH CLIENTS

Disaggregation of Revenues

We disaggregate our revenue from contracts with clients by service type. See the below table:

	Year Ended
(in thousands)	September 30,
	2024	2023
vCISO services	$4,606	$4,383
Cybersecurity software and services	2,794	2,189
Total	$7,400	$6,572

Deferred Revenue

Deferred revenue is comprised of payments received from our clients and customers for products or services in advance of receiving the product or service and primarily occurs for annual software and service contracts including Enclave. While software contracts can be initiated at any time of year, most of our annual agreements renew in our second fiscal quarter ending March 31.

The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue were as follows:

Deferred Revenue
(In thousands)

Year Ended September 30, 2023
Balance at September 30, 2022	$130
Deferral of revenue	553
Recognition of revenue	(403)
Balance at September 30, 2023	$280

Year Ended September 30, 2024
Balance at September 30, 2023	$280
Deferral of revenue	1,258
Recognition of revenue	(1,023)
Balance at September 30, 2024	$515

NOTE 13 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

No client individually accounted for over 10% of our revenue during the years ended September 30, 2024, or 2023.

We did not have any customers with an accounts receivable balance that exceeded 10% of accounts receivable at September 30, 2024.

We maintain our cash and cash equivalents in accounts held by a highly reputable financial institution which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250 thousand. As of September 30, 2024, approximately $795 thousand of our cash and cash equivalent balance was uninsured. We have not experienced any losses on cash.

NOTE 14 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and our stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). In September 2020, SideChannel assigned to RealCISO Inc. certain contracts and intellectual property. We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pays licensing fees to RealCISO for such use. For the years ended September 30, 2024, and 2023, SideChannel paid $30 thousand and $26 thousand to RealCISO for licenses, respectively.

We also received $122 thousand and $63 thousand from RealCISO for software development services that we provided Real CISO during fiscal years 2024 and 2023, respectively.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for approximately $24 thousand. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board. On July 8, 2024, AUSA signed an agreement for recurring vCISO Services which will generate approximately $108 thousand of annual revenue for the Company.

No other related party transactions occurred during the years ending September 30, 2024, and September 30, 2023.

NOTE 15 – STOCK-BASED COMPENSATION

As of September 30, 2024, we had unvested restricted stock awards (“RSUs”) and stock options granted under the 2021 Omnibus Equity Compensation Plan (the “2021 Equity Incentive Plan”) approved by stockholders on September 13, 2021.

The stockholder approval of the 2021 Equity Incentive Plan included a reserve of 8.0 million shares for awards. The 2021 Equity Incentive Plan also allows for an annual increase in the reserve up to an amount approximately equal to five percent (5%) of the fully diluted outstanding shares at the end of the prior calendar year. On June 29, 2022, the Board of Directors authorized an 8,186,106 increase in the shares reserved for the 2021 Equity Incentive Plan. On February 15, 2024, the Board of Directors authorized an increase of 13,599,834 in the shares reserved for the 2021 Equity Incentive Plan. Awards granted under the 2021 Equity Incentive Plan in lieu of compensation are exempt from counting against the reserve.

2021 Omnibus Equity Incentive Plan Reserve
(In thousands)

Initial Reserve at September 13, 2021	8,000

Non-exempt Awards	(24,783)
Forfeitures	3,036
Annual Reserve Increases	21,786

Reserve at September 30, 2024	8,039

Reserve percent of outstanding shares at September 30, 2024	3.6%

We typically have granted RSUs and stock options with a 3-year, service-based vesting period. Our unvested RSUs and stock options are accounted for based on their grant date fair value. As of September 30, 2024, total compensation expense to be recognized in future periods was $667 thousand. That cost is expected to be recognized over the remaining vesting period.

Our total stock-based compensation expense for the year ended September 30, 2024, was $682 thousand, comprised of $20 thousand for shares issued for services and $662 thousand for the amortization of outstanding equity compensation grants.

Certain employees opted to sell RSUs back to the Company at the fair market value on the vesting date to fund their portion of payroll taxes due on the taxable income generated by the vested RSUs. For the year ended September 30, 2024, we purchased RSUs with a vesting date value of $119 thousand. Our Statement of Stockholders Equity reflects the net increase of $543 thousand as of September 30, 2024, or $662 thousand of total stock-based compensation expense, less the $119 thousand of RSUs purchased.

We incurred stock-based compensation expense of $485 thousand for the year ended September 30, 2023, which is comprised of $66 thousand for shares issued for services and $419 thousand for the amortization of outstanding equity compensation grants. For the year ended September 30, 2023, we purchased RSUs with a vesting date value of $59 thousand.

Stock-based compensation of $568 thousand, $22 thousand, and $92 thousand was included in general and administrative expense, selling and marketing expense, and research and development expense respectively in our accompanying Consolidated Statements of Operations for the year ended September 30, 2024.

Restricted Stock Units

We record compensation expense for RSUs based on the closing market price of our stock at the grant date and amortize the expense over the vesting period which is typically three years. For RSUs, the Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. The fair value of stock awards is based on the quoted price of our common stock on the grant date.

The following table summarizes the activity of our RSUs granted under the 2021 Equity Incentive Plan during the years ended September 30, 2024, and September 30, 2023.

Outstanding Restricted Stock Unit Grants	Number of RSU’s	Weighted Average Grant Date Value Per RSU
(In thousands)

Outstanding Grants at September 30, 2022	4,309	$0.11
Granted	8,174	0.10
Vested	(2,988)	0.12
Canceled/Forfeited	(858)	0.12
Outstanding Grants at September 30, 2023	8,637	0.10

Outstanding Grants at September 30, 2023	8,637	0.10
Granted	11,048	0.05
Vested	(6,537)	0.08
Canceled/Forfeited	(2,000)	0.10
Outstanding Grants at September 30, 2024	11,148	$0.06

The weighted-average remaining vesting period of RSUs at September 30, 2024 was 1.92 years.

The total grant-date fair value of RSUs vested during 2024 and 2023, was $190 thousand, and $353 thousand, respectively. The approximate aggregate intrinsic value of RSUs outstanding at September 30, 2024 was $479 thousand. The approximate aggregate intrinsic values of RSUs awarded during 2024 and 2023 were $475 thousand and $572 thousand, respectively. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing share price on the last trading day of the relevant fiscal period. The Company’s closing share price was $0.04 on September 30, 2024, and $0.07 on September 30, 2023.

Stock Options

We record compensation expense for the stock options based on the fair market value of the options as of the grant date.

The fair value for stock options granted during the twelve months ended September 30, 2024, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2024
Risk-free interest rate	4.36%
Dividend yield	0.00%
Expected common stock market price volatility factor	182.97%
Weighted average expected live of stock options (years)	10.00

The following table summarizes the activity of our stock options granted under the 2021 Plan during the year ended September 30, 2024. We did not grant stock options during the year ended September 30, 2023.

Outstanding Stock Option Grants	Number of
(In thousands)	Stock Options
Outstanding grants at September 30, 2023	—
Granted	4,400
Vested	—
Canceled/forfeited	(1,100)
Outstanding grants at September 30, 2024	3,300

Stock options were issued to our independent directors on June 10, 2024. Each of our four independent directors received 1.1 million stock options priced at $0.18 with a 3-year vesting period, expiring on June 10, 2034. One independent director resigned from our Board on June 18, 2024, resulting in the forfeiture of 1.1 million stock options.

The weighted-average remaining vesting period of stock options at September 30, 2024, was 2.67 years.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

We are currently not involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Currently Pending Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818) (“OLWM Matter”). The lawsuit alleges causes of action for fraud against Mr. De La Garza (for misrepresentations allegedly made by Mr. De La Garza); breach of contract, for alleged breaches of Mr. Marquez’s alleged oral employment agreement, which Mr. Marquez claims required Cipherloc pay him cash and shares of stock; unjust enrichment; quantum meruit; and rescission of certain stock purchases made by certain of the plaintiffs, as well as declaratory relief and fraud. Damages sought exceeded $1 million. We reached a preliminary agreement with the plaintiffs on November 13, 2024. A written settlement agreement was negotiated and circulated to the plaintiffs on November 25, 2024. The execution of the settlement agreement is in progress and, when complete, will trigger the formal dismissal of the lawsuit. The terms of the agreement require the Company to issue the plaintiffs a combined 356,400 shares of common stock and pay a total of $95 thousand in cash in six equal, quarterly installments of approximately $16 thousand beginning on January 1, 2025, and ending on April 1, 2026. We estimate the cost of the settlement fee paid as stock to be approximately $15 thousand using the closing price of our common stock at September 30, 2024. A total of $110 thousand of expense has been recognized in our results for the year ended September 30, 2024.

NOTE 17 - INCOME TAXES

We began filing consolidated federal and state income tax returns beginning for the tax year ended September 30, 2023. We have adopted the provisions related to accounting for uncertainty in income taxes, which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have considered our tax positions and believe that all of the positions taken by us in our federal and state tax returns are more likely than not to be sustained upon examination.

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

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2024, and 2023 consist of the following:

	September 30,
(In thousands)	2024	2023
Current:
Federal	$—	$(136)
State	5	(32)
Total	$5	$(168)

Deferred:
Federal	$—	$—
State	—	(211)
Total	—	(211)

Provision (benefit) for income taxes, net	$5	$(379)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Non-deductible meals & entertainment	(0.27)	(0.22)
Non-deductible contingent consideration	—	(1.89)
Prior Year Adjustment	(12.88)	1.58
State tax	(26.91)	3.02
Loss of NOL due to statute	(36.65)	—
Change in valuation allowance	55.71	(18.36)

Effective tax rate	0.00%	5.13%

For the years ended September 30, 2024, and 2023, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $5 thousand for the year ended September 30, 2024 due to state income taxes payable to the jurisdictions in which we have nexus, and income tax benefit of $379 thousand for the year ended September 30, 2023.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Federal

	September 30,
	2024	2023
Net operating loss carry forward	$7,190	$7,603
Intangible asset – not deductible for tax	—	(1,038)
AIPR&D capitalization	188	126
Other	34	7
Deferred compensation	124	38
Valuation allowance	(7,536)	(6,736)
Deferred income tax asset	$—	$—

State

	September 30,
	2024	2023
Net operating loss carry forward	$230	$225
Intangible asset – not deductible for tax	—	(218)
Other	90	36
Valuation allowance	(320)	(43)
Deferred income tax asset	$—	$—

The Company has a net operating loss carry forward of $34.2 million available to offset future taxable income, of which, $2.6 million will expire within the next five years, $10.9 million will expire thereafter, and the remaining $20.7 million will not expire. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. The Company has adjusted the net operating losses incurred prior to 2015 to reflect only the losses not subject to limitation. The Company has provided for a valuation reserve against the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015, are subject to an annual limitation of approximately $525 thousand.

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

NOTE 18 - SUBSEQUENT EVENTS

As stated in Note 16, we reached a preliminary agreement with the plaintiffs in the OLWM Matter on November 13, 2024. A written settlement agreement was circulated to the plaintiffs on November 25, 2024, and the execution of the settlement agreement in progress and, when complete, will trigger the formal dismissal of the lawsuit.

The Company has evaluated events through, December 12, 2024, the filing date of this Annual Report on Form 10-K, and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our CEO and CFO have concluded, based upon the evaluation described above, that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below.

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

In connection with the preparation of our audited financial statements for the year ended September 30, 2023, we identified material weaknesses in our internal controls over financial reporting, as of September 30, 2023. These material weaknesses had not been fully remediated as of September 30, 2024. The material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP. Specifically, the material weaknesses identified included the following:

●	Did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs;
●	We had not developed and effectively communicated to our employees our accounting policies and procedures, which resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness;
●	We do not have sufficient, qualified finance and accounting staff with the appropriate U.S. GAAP technical accounting expertise to identify, evaluate and account for accounting and financial reporting, and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process; and
●	As a high-growth, smaller reporting company that became responsible for listed financial reporting, we have a limited staff and budget available to adequately test and monitor the effectiveness of certain internal controls.

Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During fiscal year 2024, we made the following enhancement to our control environment:

●	We continued documenting accounting policies, procedures and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs; and

Our remediation activities will continue during fiscal year 2025. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

●	Hiring additional qualified accounting staff to enable additional separation of duties;
●	Engaging external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP, and to assist us with documenting and assessing our accounting policies and procedures until we have sufficient technical accounting resources;
●	Implementing business process-level controls across all significant accounts and information technology general controls across all relevant systems. This includes providing training for control owners that will present expectations as it relates to the control design, execution and monitoring of such controls, including enhancements to the documentation to evidence the execution of the controls; and

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

Management’s Annual Report on Internal Control over Financial Reporting

We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources (as well as to address the material weaknesses discussed above). However, the design of internal control over financial reporting for our company post-business combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to fully assess our internal control over financial reporting as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended September 30, 2024 covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than described herein. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2024.

The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The complete text of this Code of Ethics is available on the SEC’s EDGAR system as described in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation of our directors and officers, is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and the Company’s equity compensation plans are incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2024.

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

SideChannel, Inc.

Date: December 12, 2024	By:	/s/ Brian Haugli
Brian Haugli
President and Chief Executive Officer

Date: December 12, 2024	By:	/s/ Ryan Polk
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

Date: December 12, 2024	By:	/s/ Brian Haugli
Brian Haugli
President, Chief Executive Officer, and Director (principal executive officer)

Date: December 12, 2024	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: December 12, 2024	By:	/s/ Deborah MacConnel
Deborah MacConnel
Chairwoman of the Board

Date: December 12, 2024	By:	/s/ Robert Brown
Robert Brown
Director

Date: December 12, 2024	By:	/s/ Nick Hnatiw
Nick Hnatiw
Chief Technology Officer and Director

Date: December 12, 2024	By:	/s/ Hugh Regan, Jr.
Hugh Regan, Jr.
Director

