Form 10-Q
period 2024-12-31
SideChannel, Inc.
filed 2025-02-05
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-28745

SideChannel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0837077
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

146 Main Street, Suite 405, Worcester, MA 01608

(Address of principal executive offices) (Zip Code)

(508) 925-0114

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 5, 2025, the registrant had 226,331,731 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,120	$1,045
Short-term investments	250	250
Accounts receivable, net	585	732
Deferred costs	105	150
Prepaid expenses and other current assets	289	385
Total current assets	2,349	2,562

Fixed assets	29	33
Goodwill	1,356	1,356
Total assets	$3,734	$3,951

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$590	$729
Deferred revenue	519	515
Income taxes payable	5	3
Total current liabilities	1,114	1,247
Total liabilities	1,114	1,247

Commitments and contingencies (Note 14)

Common stock, $0.001 par value, 681,000,000 shares authorized; 226,331,731 and 225,975,331 shares issued and outstanding as of December 31, 2024, and September 30, 2024, respectively.	226	226
Additional paid-in capital	22,432	22,321
Accumulated deficit	(20,038)	(19,843)
Total stockholders’ equity	2,620	2,704
Total liabilities and stockholders’ equity	$3,734	$3,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Revenues	$1,908	$1,736
Cost of revenues	1,034	891
Gross profit	874	845

Operating expenses
General and administrative	660	709
Selling and marketing	267	269
Research and development	153	126
Total operating expenses	1,080	1,104
Operating loss	(206)	(259)

Other income, net	13	13
Net loss before income tax expense	(193)	(246)

Income tax expense	2	-
Net loss after income tax expense	$(195)	$(246)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	226,021,806	214,578,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2024	225,975,331	$226	$22,321	$(19,843)	$2,704
Shares issued for legal settlement	356,400	-	(1)	-	(1)
Stock-based compensation	-	-	112	-	112
Net loss	-	-	-	(195)	(195)
Balance at December 31, 2024	226,331,731	$226	$22,432	$(20,038)	$2,620

	Common Stock
	Number of Shares Outstanding	Amount	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2023	213,854,781	$214	$21,755	$(18,939)	$3,030
Shares issued for 2021 Investor Warrants	7,270,958	7	(7)	-	-
Shares issued for services	257,085	-	8	-	8
Stock-based compensation	262,486	1	80	-	81
Net loss	-	-	-	(246)	(246)
Balance at December 31, 2023	221,645,310	$222	$21,836	$(19,185)	$2,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195)	$(246)
Adjustments to reconcile net loss to net cash flows provided by / (used in) operating activities:
Depreciation and amortization	49	48
Legal Settlement Paid in Stock	(1)
Stock-based compensation and payments for services, net	112	88

Changes in operating assets and liabilities:
Accounts receivable, net	147	(34)
Prepaid expenses and other assets	96	103
Accounts payable and accrued liabilities	(139)	(101)
Income taxes payable	2
Deferred revenue	4	(42)
Net cash provided by / (used in) operating activities	75	(184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	-	(50)
Net cash used in financing activities	-	(50)

INCREASE / (DECREASE) IN CASH	75	(234)
CASH, BEGINNING OF PERIOD	1,045	1,053
CASH, END OF PERIOD	$1,120	$819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Shares Issued for Services	$-	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Dollars in thousands except shares and per share data)

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

We are marketing and selling Enclave, a proprietary software product that simplifies important cybersecurity tasks to achieve “microsegmentation.” Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows Information Technology to easily segment the enterprise network, place the right staff in those segments, and direct traffic.

Our growth strategy focuses on these three initiatives:

1.	Increasing adoption of Enclave,
2.	Securing new vCISO clients, and
3.	Adding new Cybersecurity Software and Services offerings.

Most vCISO agreements are in the form of a monthly subscription; some clients select a prepaid block of hours or time and materials engagements. Rates for vCISO services range from $350 to $450 per hour. Each of our vCISOs is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients. We augment our vCISO offering with a full range of other cybersecurity products and services, including third-party software and services that we resell and those delivered by our security engineer employees and independent contractors.

Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA, 01608. Our website is www.sidechannel.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the disclosures required for complete financial statements, and they do include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. References to fiscal year 2025 and fiscal year 2024 used throughout this report shall mean the current fiscal year ending September 30, 2025, and the prior fiscal year ended September 30, 2024, respectively.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our 2024 Form 10-K for the year ended September 30, 2024. The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended September 30, 2024.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill and deferred tax assets and liabilities, including related valuation allowances, are based upon estimates.

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

Our cash equivalents and short-term investments are placed primarily in money market funds and time deposits and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value cash equivalents at their original purchase prices plus interest that has accrued at the stated rate. We value short-term investments at their original purchase prices. Interest earned on short-term investments is accrued in interest receivable, which is included on our balance sheet in “Accounts receivable, net.”

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

For the three months ended December 31, 2024, there was no change in the amount of the allowance for credit losses. There was no bad debt expense recorded for the three months ended December 31, 2024, and 2023.

Fair Value of Financial Instruments

Our financial instruments consisted primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Fair value is focused on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Within the measurement of fair value, the use of market-based information is prioritized over entity specific information, and a three-level hierarchy for fair value measurements is used based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For more information about the Company’s accounting policies surrounding fair value investments, see Note 7.

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There have been no significant events or changes in circumstances during the quarter ended December 31, 2024, that would indicate that the carrying amount of the Company’s intangible asset, goodwill, may be impaired as of December 31, 2024.

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers).

Nature of Products and Services

We identify, develop, and deploy cybersecurity and privacy risk management solutions for our clients in North America. We categorize our products and services as either vCISO Services or Cybersecurity Software and Services. Cybersecurity Software and Services includes revenue earned from both Enclave, our proprietary software product, and third-party software and services that we resell.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in Topic 606. A significant portion of our revenue is from clients with whom we have a Master Service Agreement (“MSA”). Each MSA generally contains one or more Statement(s) of Work (“SOW”). Each SOW specifies the products and services and their respective transaction prices. We refer to an MSA and its SOW(s) as a “Contract.” Our Contracts generally contain monthly service subscriptions, annual software licenses, time and materials based billing, or fixed fee projects.

A Contract’s transaction price is allocated to each distinct performance obligation. For Contracts with multiple performance obligations, we allocate the Contract’s transaction price to each performance obligation based on the relative standalone selling price.

Revenue is recognized over a period of time for monthly service subscriptions and software licenses. Revenue is recognized at a point in time when, or as, the performance obligation is satisfied for fixed fee projects and time and materials billing. The assets we create for our clients do not have alternative uses to SideChannel, and our Contracts created a right to payment for work completed. Each of the fixed fee project performance obligations we delivered in fiscal year 2024 were accompanied by an upfront payment. Our determination for point in time revenue recognition is based upon client acceptance of the performance obligation.

We do not have any material variable consideration arrangements, client-specific acceptance criteria, or any material payment terms with our clients other than standard payment terms, which generally range from net 15 to net 45 days.

Principal vs Agent

We resell the software and services provided by third parties. When we have discretion over the pricing used in the Contracts with our clients, we deem ourselves to be the principal for purposes of revenue recognition and record revenue on a gross basis using the price specified in the Contract. This is the case for almost all the third-party software and services we sell. Also consistent with our determination to recognize revenue as the principal is our ability to direct the third-party to provide the service to the client on our behalf.

Occasionally, we receive a commission from the sale of third-party software and services, in which case we are an agent and record revenue on a net basis equal to the amount of the commission earned.

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

Costs to Obtain a Contract with a Customer

The costs we incur associated with obtaining contracts with customers are marketing costs incurred with third-party service providers and sales commissions that we pay to our employees, contractors, or third-party sales representatives. Commissions are calculated based on set percentages of the invoice value of each product or service sold. Commissions are considered earned by our internal sales personnel and third-party sales representatives at the time we receive payment from our customers. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets. All costs to acquire new customers and contracts are reported in operating expenses.

Leases

We account for leases in accordance with ASC Topic 842 (Leases). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant, or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC Topic 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation – Stock Compensation), which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of awards, which is then amortized to expense over the service periods. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing mode or the fair value of our stock on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as stock compensation expense over the requisite service period in the Company’s consolidated statements of income. See further disclosures related to our stock-based compensation plans in Note 13.

Legal

We are subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business, and we accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

Income Taxes

We utilize the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

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

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. For us, annual reporting requirements will be effective for our fiscal year 2025 beginning on October 1, 2024, and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2026. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In December 2023, the FASB also issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation table and disaggregation of income taxes paid, net of refunds, by jurisdiction. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2024, which for us is our fiscal year 2026 beginning on October 1, 2025. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In November 2024, the FASB also issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require the disclosure of additional information about specific expense categories in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. For us, annual reporting requirements will be effective for our fiscal year 2028 beginning on October 1, 2027, and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2029. Early adoption is permitted. We are currently evaluating the impact of this amended disclosure guidance.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, and September 30, 2024, we had $1.1 million and $1.0 million, respectively, of cash and cash equivalents. In addition, we had $250 thousand in short-term investments in both periods. We incurred net losses during the three-month periods ended December 31, 2024 and 2023, of $195 thousand and $246 thousand, respectively.

Our primary requirements for liquidity and capital are working capital, research and development, sales and marketing activities, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. As of December 31, 2024, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the remainder of the fiscal year include our working capital requirement.

We believe that our existing cash, cash equivalents, and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could impact our business and liquidity.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with original maturities of less than 90 days are included in “Cash and cash equivalents.” Time deposits with original maturities from 91-360 days are included in “Short-term investments.” As of December 31, 2024, and September 30, 2024, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments:

	December 31, 2024	September 30, 2024
Cash equivalents
Money market funds	$6	$6
Total cash equivalents	$6	$6

Short-term investments
Time deposits	250	250
Total short-term investments	$250	$250

Short Term Investment	Carrying Amount	Original Maturity Date
Time deposits	$250	February 5, 2025

For more information about the fair value of the Company’s financial instruments, see Note 7.

NOTE 5 – DEFERRED COSTS

On July 23, 2021, we entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). The agreement with Paulson remains in place after the Business Combination. Pursuant to the agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets, and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences, and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities; and (g) render other financial advisory services as may be reasonably requested. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for these services, the Company issued to Paulson 4 million shares of the Company’s common stock and agreed to reimburse Paulson for all reasonable and documented expenses incurred by Paulson in connection with providing such services. The fair value of the shares issued was $720 thousand, which Cipherloc recognized as deferred costs which are amortized at a rate of $45 thousand per quarter. The Company expensed $45 thousand in each of the quarters ended December 31, 2024, and 2023. The unamortized balance of the deferred costs was $105 thousand at December 31, 2024.

NOTE 6 - LEASES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually for three twelve-month periods through December 2025. The annual renewal date is January 1st. Our current lease payment is $986 per month. The lease allows for a 2% increase effective at the beginning of each renewal period.

Operating lease expenses were $3 thousand and $3 thousand for the three months ended December 31, 2024, and 2023, respectively.

We expect to pay approximately $12 thousand over the next twelve (12) months for the Worcester lease.

NOTE 7 – FAIR VALUE MEASUREMENT

ASC Topic 820 “Fair Value Measurement” (“Topic 820”) defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Topic 820 is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments:

	December 31, 2024
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

The entire balance of time deposits maturing in 91 to 360 days at December 31, 2024, and September 30, 2024, are certificates of deposit issued by a bank at which total deposits exceed the FDIC limit of $250 thousand.

NOTE 8 – DEBT

The Company has no debt.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2024, we had 226,331,731 shares of common stock outstanding and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001.

We had 225,975,331 shares of common stock outstanding as of September 30, 2024.

Common Stock Issued for Legal Settlement

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement required the Company to issue the plaintiffs a combined 356,400 shares of common stock, which was done on December 20, 2024, with a fair market value of $14 thousand.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the three months ended December 31, 2024.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the three months ended December 31, 2024.

Common Stock Issued for Services

We did not issue shares for services during the three months ended December 31, 2024.

Common Stock Issued Under Equity Incentive Plan

We did not issue shares for vested equity grants during the three months ended December 31, 2024.

Preferred Stock

As of December 31, 2024, we had zero (0) shares of preferred stock outstanding.

Warrants

The following table summarizes warrant activity for the three months ended December 31, 2024:

Outstanding Warrants (In thousands, except prices and remaining lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2024	43,158	$0.33	3.89
Granted	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Outstanding at December 31, 2024	43,158	$0.33	3.64

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

We disaggregate our revenue from contracts with customers (clients) by service type. See the below table:

	Three Months Ended
(in thousands)	December 31,
	2024	2023
vCISO services	$1,254	$1,161
Cybersecurity software and services	654	575
Total	$1,908	$1,736

Deferred Revenue

Deferred revenue is comprised of payments received from our clients for products or services in advance of receiving the product or service and primarily occurs for annual software and service contracts, including Enclave. While software contracts can be initiated at any time of year, most of our annual software agreements renew in our second fiscal quarter ending March 31, 2025.

The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue were as follows:

(In thousands)

Balance at September 30, 2024	$515
Deferral of revenue	288
Recognition of revenue	(284)
Balance at December 31, 2024	$519

NOTE 11 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

No client individually accounted for over 10% of our revenue during the three months ended December 31, 2024, or 2023.

We had one client with an accounts receivable balance equal to approximately 18% of total accounts receivable at December 31, 2024.

We maintain our cash, cash equivalents, and short-term investments in accounts held by a highly reputable financial institution which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250 thousand. As of December 31, 2024, approximately $870 thousand of our cash and cash equivalent balance and $250 thousand of our short-term investment balance were uninsured. We have not experienced any losses on cash.

NOTE 12 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). We are a reseller of RealCISO software. We receive revenue from our customers for the use of RealCISO software and pay licensing fees to RealCISO for such use. For the three months ending December 31, 2024, we paid $14 thousand to RealCISO. No amounts were paid to RealCISO for the three months ended December 31, 2023.

We also received $4 thousand and $43 thousand from RealCISO for software development services that we provided RealCISO during the three months ended December 31, 2024 and 2023, respectively.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for approximately $24 thousand. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board. On July 8, 2024, AUSA signed an agreement for recurring vCISO Services, which generated $27 thousand of revenue during the three months ended December 31, 2024. SideChannel has reserved booth space at the AUSA Global Force Symposium, to be held in March 2025. In the three months ended December 31, 2024, the Company has paid $8 thousand to AUSA for this event.

No other related party transactions occurred during the three months ended December 31, 2024.

NOTE 13 – STOCK BASED COMPENSATION

We grant equity compensation awards to directors, employees, and contractors under the 2021 Omnibus Equity Compensation Plan. We have granted restricted stock units (“RSUs”) and stock options with service-based vesting conditions with vesting typically occurring over a 3-year period.

Restricted Stock Units

The following table summarizes the activity of our RSUs granted under our Equity Incentive Plan during the three months ended December 31, 2024:

(In thousands)	Number of RSU’s
Outstanding at September 30, 2024	11,148
Granted	3,300
Vested	-
Cancelled/Forfeited	-
Outstanding at December 31, 2024	14,448

On December 20, 2024, our Board of Directors authorized awarding 1.1 million RSUs to each of the three independent directors with three-year vesting schedules beginning on March 1, 2025, and ending on March 1, 2027. The weighted average grant-date fair value of the RSUs granted during the quarter ended December 31, 2024, was $0.03 per share. The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

Our total stock-based compensation expense for the three months ended December 31, 2024, was $112 thousand for the amortization of outstanding equity compensation grants. Stock-based compensation of $95 thousand is included in general and administrative expense, $4 thousand in selling and marketing expense, and $13 thousand in research and development expense.

The unamortized stock compensation expense at December 31, 2024, is $555 thousand, and the remaining weighted average term to vesting is 1.8 years.

Stock Options

The following table summarizes the activity of our stock options granted under our Equity Incentive Plan during the three months ended December 31, 2024:

(In thousands)	Number of Stock Options
Outstanding at September 30, 2024	3,300
Granted	-
Vested	-
Cancelled/Forfeited	(3,300)
Outstanding at December 31, 2024	-

On December 20, 2024, our Board of Directors authorized the termination of stock options previously awarded to independent directors.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

We are currently not involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Recently Settled Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement requires the Company to issue the plaintiffs a combined 356,400 shares of common stock and pay a total of $95 thousand in cash in six equal, quarterly instalments of approximately $16 thousand each, beginning by January 1, 2025, and ending by April 1, 2026. The expenses associated with this settlement were included in our results for the fiscal year ended September 30, 2024.

NOTE 15 – SUBSEQUENT EVENTS

We have assessed our operations through the filing date of this Quarterly Report on Form 10-Q and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 13, 2024 (“2024 Form 10-K”), and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our 2024 Form 10-K.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. We are not aware of any misstatements regarding any third-party information presented in this Report; however, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to SideChannel (as defined herein), is also based on our good faith estimates.

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

We are marketing and selling Enclave, a proprietary software product that simplifies important cybersecurity tasks to achieve “microsegmentation.” Enclave seamlessly combines access control, microsegmentation, encryption and other secure networking concepts to create a comprehensive solution. It allows Information Technology to easily segment the enterprise network, place the right staff in those segments, and direct traffic.

Our growth strategy focuses on these three initiatives:

1.	Increasing adoption of Enclave,
2.	Securing new vCISO clients, and
3.	Adding new Cybersecurity Software and Services offerings.

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

vCISO engagements typically include a fixed monthly subscription fee for durations longer than twelve (12) months. Hourly rates for vCISO time and material projects range from $350 to $450. Each of our vCISOs is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients.

Our second revenue category encompasses an array of Cybersecurity Software and Services that our clients deem necessary to protect their digital assets. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through our team of security engineers along with a network of third-party service providers and value-added resellers (“VARs”). Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category. Sales of our proprietary software, Enclave, are also included in this revenue category.

Revenue

The following revenue metrics are for the three months ended December 31, 2024, compared to the three months ended December 31, 2023.

●	Total revenue grew by $172 thousand or 9.9%.
●	vCISO Services revenue grew by $93 thousand or 8.0%.
●	Cybersecurity Software and Services category revenue grew by $79 thousand or 13.7%.

In the accompanying charts, “2025” refers the first three months of fiscal year 2025 and “2024” refers to the first three months of fiscal year 2024. Fiscal year 2025 ends on September 30, 2025.

The year-over-year growth in vCISO Services revenue reflects both an increase in clients served and an increase in revenue per client. Cybersecurity Software & Services revenue grew primarily because of an increase in the use of these services by existing Cybersecurity Software and Services clients and secondarily because of an expansion of the services and software offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new, while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for the three months ended December 31, 2024, and 2023:

New and Retained Revenue
(in thousands)
vCISO
2025
vCISO
2024
Cybersecurity software
and services
2025
Cybersecurity software
and services
2024
$1,254
New
$520
Retained
$734
$1,161
New
$355
Retained
$806
$654
New
$273
Retained
$381
$575
New
$188
Retained
$387

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for the trailing twelve months ended December 31, 2024, and September 30, 2024, by revenue category:

	Trailing Twelve Months Ended
	December 31, 2024	September 30, 2024

vCISO Services	64.0%	67.7%
Cybersecurity Software & Services	70.3%	72.2%
Total	66.1%	69.2%

Results of Operations

Three Months Ended December 31, 2024, Compared to Three Months Ended December 31, 2023

	Three Months Ended
	December 31,
	2024	2023
Revenues	$1,908	$1,736
Cost of revenues	1,034	891
Gross profit	874	845
Gross margin	45.8%	48.7%

Operating expenses
General and administrative	660	709
Selling and marketing	267	269
Research and development	153	126
Total operating expenses	1,080	1,104
Operating loss	(206)	(259)

Other income, net	13	13
Net loss before income tax expense	(193)	(246)

Income tax expense	2	-
Net loss	$(195)	$(246)

Revenue. Our revenue was $1.9 million for the quarter ended December 31, 2024, compared to $1.7 million for the three-month comparable prior period, an increase of $172 thousand or 9.9%. The factors driving this revenue increase include growth in vCISO engagements and higher adoption of Cybersecurity Services and Software by our new and existing clients.

Gross Profit. Our gross profit was $874 thousand and gross margin was 45.8% for the quarter ended December 31, 2024, compared to $845 thousand or 48.7% for the quarter ended December 31, 2023. The decline in our gross margin was the result of an increase in revenue derived from third-party software and services, which have a lower gross margin than our direct software and services.

Operating Expenses. Operating expenses decreased $24 thousand or 2.2% for the three months ended December 31, 2024, compared to the three months ended to December 31, 2023. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expense was $660 thousand for the three months ended December 31, 2024, compared to $709 thousand for the prior comparable period, a decrease of $49 thousand or 6.9%. The decrease was achieved by reducing costs related to being a publicly traded company combined with a decrease in personnel costs, which have been partially offset by an increase in accounting professional fees and stock-based compensation expenses.

Selling and Marketing Expenses. Our sales and marketing expense was $267 thousand for the three months ended December 31, 2024, compared to $269 thousand for the prior comparable period, a decrease of $2 thousand or 0.7%. An increase in staffing costs was offset by a decrease in third-party providers.

Research and Development Expenses. Our research and development expense was $153 thousand for the three months ended December 31, 2024, compared to $126 thousand for the prior comparable period, an increase of $27 thousand or 21.4%. The increase is the result of higher personnel costs.

Liquidity and Capital Resources

During the three months ended December 31, 2024, we incurred a net loss of $195 thousand, and we had $75 thousand of cash provided by operations. Our primary source of liquidity and capital resources has been the $1.0 million of cash and cash equivalents at the beginning of fiscal year 2025 supplemented with the cash provided by operations during the fiscal year. We had an accumulated deficit of $20.0 million as of December 31, 2024, comprised primarily of three (3) non-operational expenses totalling $16.8 million: $6.2 million for the contingent consideration and business combination related costs, $5.7 million for the impairment of goodwill, and $4.9 million for the impairment of intangible assets.

We had working capital of $1.2 million as of December 31, 2024, compared to working capital of $1.3 million as of September 30, 2024. The decline in working capital is due to a $147 thousand decrease in accounts receivable and a $96 thousand decrease in prepaid expenses offset by a $139 thousand decrease in accounts payable and accrued liabilities.

Cash Flows

The following table summarizes selected items in our Consolidated Statements of Cash Flows for the three months ended December 31.

(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$75	$(184)
Investing activities	-	-
Financing activities	-	(50)

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs, and the expenses associated with being a public reporting company.

Operating activities provided $75 thousand of cash during the three months ended December 31, 2024, and we recorded a net loss of $195 thousand. During the same period, our non-cash charges totalled $160 thousand, primarily comprised of $112 thousand in stock-based compensation expense and $49 thousand in amortization and depreciation. The change in our net operating assets and liabilities was primarily due to a $147 thousand decrease in accounts receivable due to accelerated customer collections, a $96 thousand decrease in prepaid expenses as we recognized third party software and services and a $139 thousand decrease in accounts payable and accrued liabilities because of payments of bonuses, our directors and officers insurance note payable, and our litigation settlement.

Investing Activities

There were no investing activities for this reporting period.

Financing Activities

There were no financing activities for this reporting period.

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

The material weaknesses identified, and the related remediation plan are more fully described in our 2024 Form 10-K. The material weaknesses, summarized in the table below, related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in and incorporated by reference in this “Part II - Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the notes to financial statements in “Litigation” in Note 14 - Commitments and Contingencies. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. Our assessment of current litigation or other legal claims could change considering the discovery of facts not presently known to us, or by decisions of judges, juries, or other finders of fact, that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters are resolved against us in a reporting period for amounts more than management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no further material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Commission on December 13, 2024 (the “2024 Form 10-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the quarter ended December 31, 2024, or from the period beginning January 1, 2025, through the filing date of this Report.

On December 20, 2023, the Company issued 356,400 shares of common stock as stated in a legal settlement.

Common Stock Issued Under Equity Incentive Plan

No shares of common stock were issued under the Equity Incentive Plan during the three months ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2024, and from the period from January 1, 2025, to the filing date of this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

SIDECHANNEL, INC.

Date: February 5, 2025	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

SIDECHANNEL, INC.

Date: February 5, 2025	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

