Form 10-K/A
period 2024-09-30
SideChannel, Inc.
filed 2025-03-13
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-28745

SideChannel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0837077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

146 Main Street, Suite 405, Worchester, MA	01608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 925-0114

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Definitive Proxy Statement to be filed for its Annual Meeting of Stockholders are incorporated by Reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

On December 13, 2024, SideChannel, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “Original 2024 10-K”), with the Securities and Exchange Commission (“SEC”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to:

(i)	Revise Part II, Item 9A to indicate that the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting were not effective as of September 30, 2024; and
(ii)	Provide current dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

As such, this Amendment No. 1 hereby amends and restates Part II, Item 9A in its entirety, and, in accordance with applicable SEC rules, Part IV, Item 15 of the Original 2024 10-K has been supplemented to include current dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

Amendment No. 1 speaks as of the filing date of the Original 2024 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2024 10-K. Except as described above, no other changes have been made to the Original 2024 10-K, and Amendment No. 1 does not modify, amend or update in any way revenue, expenses, net income (loss), or any of the financial or other information contained in the Original 2024 10-K. Amendment No. 1 should be read in conjunction with the Original 2024 10-K and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original 2024 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our CEO and CFO have concluded, based upon the evaluation described above, that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below.

Notwithstanding the material weaknesses in internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in this Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our audited financial statements for the year ended September 30, 2023, we identified material weaknesses in our internal control over financial reporting, as of September 30, 2023. These material weaknesses had not been fully remediated as of September 30, 2024. The material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP. Specifically, the material weaknesses identified included the following:

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

Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During fiscal year 2024, we continued documenting and enhancing accounting policies, procedures and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs.

Our remediation activities will continue during fiscal year 2025. In addition to the above actions, additional activities may include:

●	Hiring additional qualified accounting staff to enable additional separation of duties;
●	Engaging external consultants to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP, and to assist us with documenting and assessing our accounting policies and procedures until we have sufficient technical accounting resources; and
●	Implementing business process-level controls across all significant accounts and information technology general controls across all relevant systems. This includes providing training for control owners that will present expectations as it relates to the control design, execution and monitoring of such controls, including enhancements to the documentation to evidence the execution of the controls.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The information set forth under “—Material Weaknesses” above is incorporated herein by reference.

Management, under the supervision of the Company’s CEO and CFO, conducted an evaluation, as of September 30, 2024, of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document

24.1**	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

* Filed herewith

** Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SideChannel, Inc.

Date: March 13, 2025	By:	/s/ Brian Haugli
Brian Haugli
President and Chief Executive Officer

Date: March 13, 2025	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 13, 2025	By:	/s/ Brian Haugli
Brian Haugli
President, Chief Executive Officer, and Director (principal executive officer)

Date: March 13, 2025	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 13, 2025	By:	*
Deborah MacConnel
Chairwoman of the Board

Date: March 13, 2025	By:	*
Robert Brown
Director

Date: March 13, 2025	By:	*
Nick Hnatiw
Chief Technology Officer and Director

Date: March 13, 2025	By:	*
Hugh Regan, Jr.
Director

* The undersigned, by signing his name hereto, does hereby sign this Amendment No. 1 on Form 10-K/A on behalf of the indicated director, pursuant to the Power of Attorney signed by such director on December 12, 2024, in the Original 2024 10-K.

By:	/s/ Brian Haugli
Brian Haugli
Attorney-in-fact