Form 10-Q
period 2025-03-31
SideChannel, Inc.
filed 2025-05-07
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 231,229,054 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,244	$1,045
Short-term investments	100	250
Accounts receivable, net	808	732
Deferred costs	60	150
Prepaid expenses and other current assets	471	385
Total current assets	2,683	2,562

Fixed assets	25	33
Goodwill	1,356	1,356
Total assets	$4,064	$3,951

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$601	$729
Deferred revenue	852	515
Income taxes payable	2	3
Total current liabilities	1,455	1,247

Total liabilities	1,455	1,247

Commitments and contingencies (Note 14)

Common stock, $0.001 par value, 681,000,000 shares authorized; 231,229,054 and 225,975,331 shares issued and outstanding as of March 31, 2025, and September 30, 2024	231	226
Additional paid-in capital	22,470	22,321
Accumulated deficit	(20,092)	(19,843)
Total stockholders’ equity	2,609	2,704
Total liabilities and stockholders’ equity	$4,064	$3,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues	$1,894	$1,927	$3,802	$3,663
Cost of revenues	953	1,059	1,987	1,950
Gross profit	941	868	1,815	1,713

Operating expenses
General and administrative	655	849	1,315	1,558
Selling and marketing	227	156	494	425
Research and development	120	123	273	249
Total operating expenses	1,002	1,128	2,082	2,232
Operating loss	(61)	(260)	(267)	(519)

Other income, net	9	8	22	21
Net loss before income tax expense	(52)	(252)	(245)	(498)

Income tax expense	2	1	4	1
Net loss	$(54)	$(253)	$(249)	$(499)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	227,909,648	222,773,052	226,955,202	218,653,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2024	225,975,331	$226	$22,321	$(19,843)	$2,704
Shares issued for legal settlement	356,400	-	(1)	-	(1)
Stock-based compensation	-	-	112	-	112
Net loss	-	-	-	(195)	(195)
Balance at December 31, 2024	226,331,731	$226	$22,432	$(20,038)	$2,620
Stock-based compensation	4,897,323	5	38	-	43
Net loss	-	-	-	(54)	(54)
Balance at March 31, 2025	231,229,054	$231	$22,470	$(20,092)	$2,609

	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2023	213,854,781	$214	$21,755	$(18,939)	$3,030
Shares issued for 2021 Investor Warrants	7,270,958	7	(7)	-	-
Shares issued for services	257,085	-	8	-	8
Stock-based compensation	262,486	1	80	-	81
Net loss	-	-	-	(246)	(246)
Balance at December 31, 2023	221,645,310	$222	$21,836	$(19,185)	$2,873
Shares issued for services	180,558	-	12	-	12
Stock-based compensation	2,529,937	2	131	-	133
Net loss	-	-	-	(253)	(253)
Balance at March 31, 2024	224,355,805	$224	$21,979	$(19,438)	$2,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(249)	$(499)
Adjustments to reconcile net loss to net cash flows provided by / (used in) operating activities:
Depreciation and amortization	98	96
Legal Settlement Paid in Stock	(1)
Stock-based compensation and payments for services, net	155	234

Changes in operating assets and liabilities:
Accounts receivable, net	(76)	(76)
Prepaid expenses and other assets	(86)	(65)
Accounts payable and accrued liabilities	(128)	(115)
Income taxes payable	(1)	(11)
Deferred revenue	337	284
Net cash provided by / (used in) operating activities	49	(152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	150	-
Net cash provided by investing activities	150	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	-	(50)
Net cash used in financing activities	-	(50)

INCREASE / (DECREASE) IN CASH	199	(202)
CASH, BEGINNING OF PERIOD	1,045	1,053
CASH, END OF PERIOD	$1,244	$851

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Shares Issued for Services	$-	$20
Purchase of RSUs sold by employees to pay for taxes due on vested RSUs	63	66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED March 31, 2025 AND 2024

NOTE 1 – DESCRIPTION OF BUSINESS

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market that we believe is currently underserved. We believe that our cybersecurity product and service offerings provide cybersecurity and privacy risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO”), cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness.

We are marketing and selling Enclave, a proprietary software product that simplifies important cybersecurity tasks to achieve “microsegmentation.” By combining zero trust network access with certificate management and machine identity, Enclave seamlessly creates a unified security architecture that eliminates traditional network vulnerabilities. This integration enables IT teams to enforce precise access policies based on verified machine identities. Certificate-based identities allow a simplified management for any certificate-based communication, while the zero trust framework continuously validates every connection attempt. This powerful combination delivers robust security without the typical management overhead, allowing organizations to implement sophisticated microsegmentation strategies with remarkable simplicity and minimal resource requirements.

Our growth strategy focuses on these three initiatives:

1.	Increasing adoption of Enclave,
2.	Securing new vCISO Services clients, and
3.	Adding new Cybersecurity Software and Services offerings.

Most vCISO Services agreements are in the form of a monthly subscription; some clients select a prepaid block of hours or time and materials engagements. Rates for vCISO Services range from $350 to $450 per hour. Each of our vCISOs is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients. We augment our vCISO Services offering with a full range of other cybersecurity products and services, including third-party software and services that we resell and those delivered by our security engineer employees and independent contractors.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 13, 2024 (“2024 Form 10-K”). The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended September 30, 2024.

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

Reclassifications

Certain prior year amounts have been reclassified to be comparable with the current year’s presentation. These reclassifications had no effect on the previous operations or financial condition of the Company.

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

Interest income related to cash equivalents and short-term investments is reported in “Other income, net” on the Condensed Consolidated Statement of Operations.

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

Our analysis indicated we did require an allowance for credit losses at March 31, 2025; therefore, we reversed the $30 thousand balance we had previously recorded for an allowance for credit losses.

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

If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There have been no significant events or changes in circumstances during the six-months ended March 31, 2025, that would indicate that the carrying amount of the Company’s intangible asset, goodwill, may be impaired as of March 31, 2025.

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

Costs to Obtain a Contract with a Customer

The costs we incur associated with obtaining contracts with customers are marketing costs incurred with third-party service providers and sales commissions that we pay to our employees, contractors, or third-party sales representatives. Commissions are calculated based on set percentages of the invoice value of each product or service sold. Commissions are considered earned by our internal sales personnel and third-party sales representatives at the time we invoice our customers. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets. All costs to acquire customers and contracts are reported in operating expenses.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require the disclosure of additional information about specific expense categories in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. For us, annual reporting requirements will be effective for our fiscal year 2028 beginning on October 1, 2027, and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2029. Early adoption is permitted. We are currently evaluating the impact of this amended disclosure guidance.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, and September 30, 2024, we had $1.2 million and $1.0 million, respectively, of cash and cash equivalents. In addition, we had $100 thousand in short-term investments as of March 31, 2025, and $250 thousand at September 30, 2024. We incurred net losses during the six-month periods ended March 31, 2025, and 2024, of $249 thousand and $499 thousand, respectively.

Our primary requirements for liquidity and capital are working capital, research and development, sales and marketing activities, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. As of March 31, 2025, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the remainder of the fiscal year include our working capital requirement.

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

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with original maturities of less than 90 days are included in “Cash and cash equivalents.” Time deposits with original maturities from 91-360 days are included in “Short-term investments.” As of March 31, 2025, and September 30, 2024, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments:

(in thousands)	March 31, 2025	September 30, 2024
Cash equivalents
Money market funds	$0	$6
Total cash equivalents	$0	$6

Short-term investments
Time deposits	100	250
Total short-term investments	$100	$250

Short Term Investment	Carrying Amount	Original Maturity Date
Time deposits	$100	August 5, 2025

For more information about the fair value of the Company’s financial instruments, see Note 7.

NOTE 5 – DEFERRED COSTS

On July 23, 2021, Cipherloc Corporation (“Cipherloc”) entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). The agreement with Paulson remains in place after the Business Combination. Pursuant to the agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets, and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences, and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities; and (g) render other financial advisory services as may be reasonably requested. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for these services, the Company issued to Paulson 4 million shares of the Company’s common stock and agreed to reimburse Paulson for all reasonable and documented expenses incurred by Paulson in connection with providing such services. The fair value of the shares issued was $720 thousand, which Cipherloc recognized as deferred costs which are amortized at a rate of $45 thousand per quarter. The Company expensed $90 thousand the six months ended March 31, 2025, and 2024, respectively . The unamortized balance of the deferred costs was $60 thousand at March 31, 2025.

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

Operating lease expenses were $6 thousand and $6 thousand for both the six months ended March 31, 2025, and 2024, respectively.

We expect to pay approximately $9 thousand through December 2025, the remaining term of the Worcester lease.

NOTE 7 – FAIR VALUE MEASUREMENT

ASC Topic 820 “Fair Value Measurement” (“Topic 820”) defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Topic 820 is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments:

	March 31, 2025
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Short-term investments

Time deposits: 91 - 360 days	$100	$-	$100	$-	$100

Total Short-term investments	$100	$-	$100	$-	$100

	September 30, 2024
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Short-term investments

Time deposits: 91 - 360 days	$250	$-	$250	$-	$250

Total Short-term investments	$250	$-	$250	$-	$250

The entire balance of time deposits maturing in 91 to 360 days at March 31, 2025, and September 30, 2024, are certificates of deposit issued by a bank at which total deposits exceed the FDIC limit of $250 thousand.

NOTE 8 – DEBT

The Company has no debt.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2025, we had 231,229,054 shares of common stock outstanding and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001. We had 225,975,331 shares of common stock outstanding as of September 30, 2024.

Common Stock Issued Under Equity Incentive Plan

During the six months ended March 31, 2025, 6,398,717 Restricted Stock Units vested for which we issued 4,897,323 shares of common stock and 1,501,394 RSU’s were sold by employees to fund payroll taxes.

Common Stock Issued for Legal Settlement

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc, and certain other plaintiffs, filed a lawsuit against Cipherloc and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement required the Company to issue the plaintiffs a combined 356,400 shares of common stock, which was done on December 20, 2024, with a fair market value of $14 thousand.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the six months ended March 31, 2025.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the six months ended March 31, 2025.

Common Stock Issued for Services

We did not issue shares for services during the six months ended March 31, 2025.

Preferred Stock

As of March 31, 2025, we had zero (0) shares of preferred stock outstanding.

Warrants

The following table summarizes warrant activity for the six months ended March 31, 2025:

		Weighted	Weighted
		Average	Average
Outstanding Warrants	Number of	Exercise	Remaining
(In thousands, except prices and remaining lives)	Warrants	Price	Life
Outstanding at September 30, 2024	43,158	$0.33	3.89
Granted	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Outstanding at March 31, 2025	43,158	$0.33	3.39

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

We disaggregate our revenue from contracts with customers (clients) by service type. See the below table:

	Six Months Ended
(in thousands)	March 31,
	2025	2024
vCISO Services	$2,383	$2,492
Cybersecurity Software and Services	1,419	1,171
Total	$3,802	$3,663

Deferred Revenue

Deferred revenue is comprised of payments received from our clients for products or services in advance of receiving the product or service and primarily occurs for annual software and service contracts, including Enclave. While software contracts can be initiated at any time of year, most of our annual software agreements renewed in our second fiscal quarter ending March 31, 2025.

The deferred revenue is expected to be earned within 12 months of the balance sheet date.

Changes in deferred revenue were as follows:

Deferred Revenue
(In thousands)
Balance at September 30, 2024	$515
Deferral of revenue	1,016
Recognition of revenue	679
Balance at March 31, 2025	$852

NOTE 11 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

No client individually accounted for over 10% of our revenue during the three months or six months ended March 31, 2025, or 2024.

We had three clients with accounts receivable balances together totaling approximately 45% of our accounts receivable balance at March 31, 2025.

We maintain our cash, cash equivalents, and short-term investments in accounts held by a highly reputable financial institution which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250 thousand. As of March 31, 2025, approximately $994 thousand of our cash and cash equivalent balance and $100 thousand of our short-term investment balance were uninsured. We have not experienced any losses on cash.

NOTE 12 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). We are a reseller of RealCISO software. We receive revenue from our customers for the use of RealCISO software and pay licensing fees to RealCISO for such use. For the six months ending March 31, 2025, and 2024, we paid $41 thousand and $20 thousand, respectively, to RealCISO.

We also received $13 thousand and $77 thousand from RealCISO for software development services that we provided RealCISO during the six months ended March 31, 2025, and 2024, respectively.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for approximately $24 thousand. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board. On July 8, 2024, AUSA signed an agreement for recurring vCISO Services, which generated $54 thousand of revenue during the six months ended March 31, 2025. SideChannel reserved booth space at the AUSA Global Force Symposium held in March 2025. In the six months ended March 31, 2025, we paid $15 thousand to AUSA for this event.

No other related party transactions occurred during the six months ended March 31, 2025.

NOTE 13 – STOCK BASED COMPENSATION

We grant equity compensation awards to directors, employees, and contractors under the 2021 Omnibus Equity Compensation Plan. We have granted restricted stock units (“RSUs”) and stock options with service-based vesting conditions with vesting typically occurring over a 3-year period.

Restricted Stock Units

The following table summarizes the activity of our RSUs granted under our Equity Incentive Plan during the six months ended March 31, 2025:

Number of
RSUs
Outstanding Grants at September 30, 2024	11,148,270
Granted	11,237,706
Vested	(6,398,717)
Cancelled/Forfeited	(701,852)
Outstanding Grants at March 31, 2025	15,285,407

On December 20, 2024, our Board of Directors authorized awarding 1.1 million RSUs to each of the three independent directors vesting over three years beginning on March 1, 2025, and ending on March 1, 2027. On March 3, 2025 we granted 7,937,706 RSU’s to officers and employees. The average grant date fair value of RSUs granted during the six months ended March 31, 2025 was $0.04. The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

Our total stock-based compensation expense for the six months ended March 31, 2025, was $218 thousand for the amortization of outstanding equity compensation grants. Stock-based compensation of $185 thousand is included in general and administrative expense, $9 thousand in selling and marketing expense, and $24 thousand in research and development expense.

The unamortized stock compensation expense at March 31, 2025, is $701 thousand, and the remaining weighted average term to vesting is 2.4 years.

Stock Options

The following table summarizes the activity of our stock options granted under our Equity Incentive Plan during the six months ended March 31, 2025:

Number of
Stock Options
Outstanding at September 30, 2024	3,300,000
Granted	-
Vested	-
Cancelled/Forfeited	(3,300,000)
Outstanding at March 31, 2025	-

On December 20, 2024, our Board of Directors authorized the termination of stock options previously awarded to independent directors.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Recently Settled Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement requires the Company to issue the plaintiffs a combined 356,400 shares of common stock and pay a total of $95 thousand in cash in six equal, quarterly instalments of approximately $16 thousand each, beginning by January 1, 2025, and ending by April 1, 2026. The expenses associated with this settlement were included in our results for the fiscal year ended September 30, 2024. Two payments totaling approximately $32 thousand have been made as of March 31, 2025.

NOTE 15 – SUBSEQUENT EVENTS

We have assessed our operations through the filing date of this Quarterly Report on Form 10-Q and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the six months ended March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in 2024 Form 10-K, and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Our Business

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market that we believe is currently underserved. We believe that our cybersecurity offerings will identify and develop cybersecurity, privacy, and risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO” or “vCISOs”), cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness.

We are marketing and selling Enclave, a proprietary software product that simplifies important cybersecurity tasks to achieve “microsegmentation.” By combining zero trust network access with certificate management and machine identity, Enclave seamlessly creates a unified security architecture that eliminates traditional network vulnerabilities. This integration enables IT teams to enforce precise access policies based on verified machine identities. Certificate-based identities allow a simplified management for any certificate-based communication, while the zero trust framework continuously validates every connection attempt. This powerful combination delivers robust security without the typical management overhead, allowing organizations to implement sophisticated microsegmentation strategies with remarkable simplicity and minimal resource requirements.

Our growth strategy focuses on these three initiatives:

1.	Increasing adoption of Enclave,
2.	Securing new vCISO Services clients, and
3.	Adding new Cybersecurity Software and Services offerings.

We internally report our revenue using two categories. The first, “vCISO Services,” captures the revenue generated by outsourcing fractional, vCISOs to our clients on an ongoing basis. Services delivered by SideChannel through our team of vCISOs include assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO Services.

vCISO Services engagements typically include a fixed monthly subscription fee for durations longer than twelve (12) months. Hourly rates for vCISO Services time and material projects range from $350 to $450. Each of our vCISOs is generally embedded into the C-suite executive teams of two (2) to four (4) of our clients.

Our second revenue category encompasses an array of Cybersecurity Software and Services that our clients deem necessary to protect their digital assets. These augment our vCISO Services offering and include a full range of other cybersecurity products and services delivered on an ongoing or project basis through our team of cybersecurity professionals along with a network of third-party service providers and value-added resellers (“VARs”). Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. This revenue category includes both licensing revenue from software contracts and commissions from third-party service provider partnerships and sales of our proprietary software, Enclave.

Revenue

The following revenue metrics are for the six months ended March 31, 2025, compared to the six months ended March 31, 2024:

●	Total revenue grew by $139 thousand or 3.8%.
●	vCISO Services revenue decreased by $109 thousand or 4.4%.
●	Cybersecurity Software and Services category revenue grew by $248 thousand or 21.2%

The year-over-year decline in vCISO Services revenue reflects the loss of clients with a higher than average annual contract value and the transitioning of vCISO Services clients into lower revenue generating Cybersecurity Software and Services. Cybersecurity Software & Services revenue benefited from these transitions along with the expansion of the software and services offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new, while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for the six months ended March 31, 2025, and 2024:

New and Retained Revenue
(in thousands)
vCISO 2025
vCISO 2024
Cybersecurity software and services 2025
Cybersecurity software and services 2024
$2,383
New $975
Retained $1,408
$2,492
New $779
Retained $1,713
$1,419
New $570
Retained $849
$1,171
New $448
Retained $723

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for the trailing twelve months ended March 31, 2025, and September 30, 2024, by revenue category:

	Trailing Twelve Months Ended
	March 31, 2025	September 30, 2024

vCISO Services	57.5%	67.7%
Cybersecurity Software & Services	73.7%	72.2%
Total	62.4%	69.2%

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Revenues	$1,894	$1,927
Cost of revenues	953	1,059
Gross profit	941	868
Gross margin	49.7%	45.0%
Operating expenses
General and administrative	655	849
Selling and marketing	227	156
Research and development	120	123
Total operating expenses	1,002	1,128
Operating loss	(61)	(260)

Other income, net	9	8
Net loss before income tax expense	(52)	(252)

Income tax expense	2	1
Net loss	$(54)	$(253)

Revenue. Our revenue was $1.9 million for the quarter ended March 31, 2025, compared to $1.9 million for the quarter ended March 31, 2024, a decrease of $33 thousand or 1.7%. This decrease is primarily due to the loss of clients with higher than average contract value during the second half of fiscal year 2024 and the first half of fiscal year 2025.

Gross Profit. Our gross profit was $941 thousand and gross margin was 49.7% for the quarter ended March 31, 2025, compared to $868 thousand or 45.0% for the quarter ended March 31, 2024. The increase in our gross margin was the result of lower bonus expense accrued in the current fiscal year than what was accrued in the prior fiscal year. Another factor contributing to our gross margin improvement was that Enclave had positive gross margin in the three months ended March 31, 2025, on higher sales volume versus a negative gross for the three months ended March 31, 2024, on a lower amount of revenue.

Operating Expenses. Operating expenses decreased $126 thousand or 11.2% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expense was $655 thousand for the three months ended March 31, 2025, compared to $849 thousand for the three months ended March 31, 2024, a decrease of $194 thousand or 22.9%. The decrease was achieved by reducing costs related to being a publicly traded company combined with a decrease in stock-based compensation expenses as well as adjusting our allowance for doubtful accounts to zero.

Selling and Marketing Expenses. Our sales and marketing expense was $227 thousand for the three months ended March 31, 2025, compared to $156 thousand for the three months ended March 31, 2024, an increase of $71 thousand or 45.5% due to an increase in employees and compensation.

Research and Development Expenses. Our research and development expense was $120 thousand for the three months ended March 31, 2025, compared to $123 thousand for the three months ended March 31, 2024, a decrease of $3 thousand or 2.4%. Lower stock-based compensation was partially offset by an increase in salaries.

Six Months Ended March 31, 2025, Compared to Six Months Ended March 31, 2024

	Six Months Ended
	March 31,
(in thousands)	2025	2024
Revenues	$3,802	$3,663
Cost of revenues	1,987	1,950
Gross profit	1,815	1,713
Gross margin	47.7%	46.8%
Operating expenses
General and administrative	1,315	1,558
Selling and marketing	494	425
Research and development	273	249
Total operating expenses	2,082	2,232
Operating loss	(267)	(519)

Other income, net	22	21
Net loss before income tax expense	(245)	(498)

Income tax expense	4	1
Net loss	$(249)	$(499)

Revenue. Our revenue was $3.8 million for the six months ended March 31, 2025, compared to $3.7 million for the six-month ended March 31, 2024, an increase of $139 thousand or 3.8%. This revenue increase is driven by growth in Cybersecurity Services and Software by our new and existing clients, offset by a decrease in vCISO Services revenue.

Gross Profit. Our gross profit was $1.8 million and gross margin was 47.7% for the six months ended March 31, 2025, compared to $1.7 million or 46.8% for the six months ended March 31, 2024. The increase in our gross margin was the result of an increase in margin on Cybersecurity Software and Services, largely driven by increased Enclave sales and the elimination of certain fixed costs related to the delivery of Enclave.

Operating Expenses. Operating expenses decreased $150 thousand or 6.7% for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expense was $1.3 million for the six months ended March 31, 2025, compared to $1.6 million for the six months ended March 31, 2024, a decrease of $243 thousand or 15.6%. The decrease was achieved by reducing costs related to being a publicly traded company combined with a decrease in consulting costs, travel costs, stock-based compensation expense, and our allowance for doubtful accounts, which have been partially offset by an increase in accounting professional fees.

Selling and Marketing Expenses. Our sales and marketing expense was $494 thousand for the six months ended March 31, 2025, compared to $425 thousand for the six months ended March 31, 2024, an increase of $69 thousand or 16.2%. An increase in employees and compensation was partially offset by a decrease in consultant-related costs and a decrease in stock-based compensation expense.

Research and Development Expenses. Our research and development expense was $273 thousand for the six months ended March 31, 2025, compared to $249 thousand for the six months ended March 31, 2024, an increase of $24 thousand or 9.6%. The increase is the result of higher personnel costs.

Liquidity and Capital Resources

During the six months ended March 31, 2025, we incurred a net loss of $249 thousand, and we had $199 thousand of cash provided by operations and investing activities. Our primary source of liquidity and capital resources has been the $1.0 million of cash and cash equivalents at the beginning of fiscal year 2025 supplemented with the cash provided by operations during the fiscal year. We had an accumulated deficit of $20.0 million as of March 31, 2025, comprised primarily of three (3) non-operational expenses totaling $16.8 million: $6.2 million for the contingent consideration and business combination related costs, $5.7 million for the impairment of goodwill, and $4.9 million for the impairment of intangible assets.

We had working capital of $1.2 million as of March 31, 2025, compared to working capital of $1.3 million as of September 30, 2024. The decline in working capital is primarily due to a seasonal increase in deferred revenue.

Cash Flows

The following table summarizes selected items in our Condensed Consolidated Statements of Cash Flows for the six months ended March 31:

(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$49	$(152)
Investing activities	150	-
Financing activities	-	(50)

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

Cash provided by operating activities was $49 thousand during the six months ended March 31, 2025, and we recorded a net loss of $249 thousand. During the same period, our non-cash charges totaled $252 thousand, comprised of $155 thousand in stock-based compensation expense net of RSUs sold by employees and $98 thousand in amortization and depreciation, offset by a $1 thousand adjustment to the legal settlement paid in stock. We typically invoice clients annually for third-party service contracts and software licenses during our second fiscal quarter. The volume of annual billing is higher this year compared to the prior year, resulting in an increase in deferred revenue of $337 thousand partially offset by increases in accounts receivable and prepaid expenses along with the $128 thousand use of cash for the payment of accounts payable and accrued liabilities.

Investing Activities

A $250 thousand certificate of deposit matured on February 5, 2025; $100 thousand was reinvested in a certificate of deposit maturing on August 5, 2025, resulting in $150 thousand provided by the sale of short-term investments.

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

The material weaknesses identified, and the related remediation plan are more fully described in our 2024 Form 10-K and Form 10-K/A for the fiscal year ended 2024, filed with the SEC on March 13, 2025. The material weaknesses, summarized in the bullet points below, relate to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP. Specifically, the material weaknesses identified included the following:

●

We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs;

24

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

Management, under the supervision of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of internal controls over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no further material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the six months ended March 31, 2025, or from the period beginning April 1, 2025, through the filing date of this Report.

On December 20, 2024, the Company issued 356,400 shares of common stock as stated in a legal settlement.

On March 3, 2025, we issued 4,897,323 shares of common stock for 6,398,717 Restricted Stock Units (“RSUs”) that vested during the six months ended March 31, 2025. The number of RSUs sold by these employees to fund payroll taxes for the six months ended March 31, 2025, was 1,501,394.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the six months ended March 31, 2025, and from the period from April 1, 2025, to the filing date of this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed electronically herewith.
**	Furnished electronically herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDECHANNEL, INC.

Date: May 7, 2025	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

SIDECHANNEL, INC.

Date: May 7, 2025	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

