Form 10-Q
period 2025-06-30
SideChannel, Inc.
filed 2025-08-13
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 231,229,054 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,149	$1,045
Short-term investments	100	250
Accounts receivable, net	759	732
Deferred costs	15	150
Prepaid expenses and other current assets	453	385
Total current assets	2,476	2,562

Fixed assets	20	33
Goodwill	1,356	1,356
Total assets	$3,852	$3,951

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$530	$729
Deferred revenue	882	515
Income taxes payable	4	3
Total current liabilities	1,416	1,247

Total liabilities	1,416	1,247

Commitments and contingencies (Note 14)

Common stock, $0.001 par value, 681,000,000 shares authorized; 231,229,054 and 225,975,331 shares issued and outstanding as of June 30, 2025, and September 30, 2024	231	226
Additional paid-in capital	22,558	22,321
Accumulated deficit	(20,353)	(19,843)
Total stockholders’ equity	2,436	2,704
Total liabilities and stockholders’ equity	$3,852	$3,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,776	$1,846	$5,578	$5,509
Cost of revenues	941	944	2,928	2,894
Gross profit	835	902	2,650	2,615

Operating expenses
General and administrative	715	778	2,030	2,336
Selling and marketing	242	137	736	562
Research and development	146	141	419	390
Total operating expenses	1,103	1,056	3,185	3,288
Operating loss	(268)	(154)	(535)	(673)

Other income, net	9	8	31	29
Net loss before income tax expense	(259)	(146)	(504)	(644)

Income tax expense	2	-	6	1
Net loss	$(261)	$(146)	$(510)	$(645)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	231,229,054	225,032,119	228,380,169	220,770,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2024	225,975,331	$226	$22,321	$(19,843)	$2,704
Shares issued for legal settlement	356,400	-	(1)	-	(1)
Stock-based compensation	-	-	112	-	112
Net loss	-	-	-	(195)	(195)
Balance at December 31, 2024	226,331,731	$226	$22,432	$(20,038)	$2,620
Stock-based compensation	4,897,323	5	38	-	43
Net loss	-	-	-	(54)	(54)
Balance at March 31, 2025	231,229,054	$231	$22,470	$(20,092)	$2,609
Stock-based compensation	-	-	88	-	88
Net loss	-	-	-	(261)	(261)
Balance at June 30, 2025	231,229,054	$231	$22,558	$(20,353)	$2,436

	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2023	213,854,781	$214	$21,755	$(18,939)	$3,030
Shares issued for 2021 Investor Warrants	7,270,958	7	(7)	-	-
Shares issued for services	257,085	-	8	-	8
Stock-based compensation	262,486	1	80	-	81
Net loss	-	-	-	(246)	(246)
Balance at December 31, 2023	221,645,310	$222	$21,836	$(19,185)	$2,873
Shares issued for services	180,558	-	12	-	12
Stock-based compensation	2,529,937	2	131	-	133
Net loss	-	-	-	(253)	(253)
Balance at March 31, 2024	224,355,805	$224	$21,979	$(19,438)	$2,765
Stock-based compensation	1,619,526	2	207	-	209
Net loss	-	-	-	(146)	(146)
Balance at June 30, 2024	225,975,331	$226	$22,186	$(19,584)	$2,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510)	$(645)
Adjustments to reconcile net loss to net cash flows provided by / (used in) operating activities:
Depreciation and amortization	148	144
Legal Settlement Paid in Stock	(1)
Stock-based compensation and payments for services, net	243	443

Changes in operating assets and liabilities:
Accounts receivable, net	(27)	(31)
Prepaid expenses and other current assets	(68)	113
Accounts payable and accrued liabilities	(199)	(274)
Deferred revenue	367	367
Income taxes payable	1	-
Net cash provided by / (used in) operating activities	(46)	117

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale (purchase) of short-term investments	150	-
Purchase of fixed assets	-	(15)
Net cash provided by / (used in) investing activities	150	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	-	(50)
Net cash used in financing activities	-	(50)

INCREASE IN CASH	104	52
CASH, BEGINNING OF PERIOD	1,045	1,053
CASH, END OF PERIOD	$1,149	$1,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Shares Issued for Services	$-	$20
Purchase of RSUs sold by employees to pay for taxes due on vested RSUs	63	118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 1 – DESCRIPTION OF BUSINESS

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market that we believe is currently underserved. We believe that our cybersecurity product and service offerings provide cybersecurity and privacy risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO”), cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security and architecture services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness.

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

Our analysis indicated we did not require an allowance for June 30, 2025.

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There have been no significant events or changes in circumstances during the nine months ended June 30, 2025, that would indicate that the carrying amount of the Company’s intangible asset, goodwill, may be impaired as of June 30, 2025.

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

Legal

We are subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business, and we accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available, or circumstances change. Legal fees are charged to expense as they are incurred.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, and September 30, 2024, we had $1.1 million and $1.0 million, respectively, of cash and cash equivalents. In addition, we had $100 thousand in short-term investments as of June 30, 2025, and $250 thousand at September 30, 2024. We incurred net losses during the nine-month period ended June 30, 2025, of $510 thousand.

Our primary requirements for liquidity and capital are working capital, research and development, selling and marketing activities, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. As of June 30, 2025, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with original maturities of less than 90 days are included in “Cash and cash equivalents.” Time deposits with original maturities from 91-360 days are included in “Short-term investments.” As of June 30, 2025, and September 30, 2024, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments:

	June 30,	September 30,
	2025	2024
Cash equivalents
Money market funds	$-	$6
Total cash equivalents	$-	$6

Short-term investments
Time deposits	100	250
Total short-term investments	$100	$250

Short Term Investment	Carrying Amount	Original Maturity Date
Time deposits	$100	August 5, 2025

For more information about the fair value of the Company’s financial instruments, see Note 7.

NOTE 5 – DEFERRED COSTS

On July 23, 2021, Cipherloc Corporation (“Cipherloc”) entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). The agreement with Paulson remains in place after the Business Combination. Pursuant to the agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets, and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences, and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities; and (g) render other financial advisory services as may be reasonably requested. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for these services, the Company issued to Paulson 4 million shares of the Company’s common stock and agreed to reimburse Paulson for all reasonable and documented expenses incurred by Paulson in connection with providing such services. The fair value of the shares issued was $720 thousand, which Cipherloc recognized as deferred costs which are amortized at a rate of $45 thousand per quarter. The Company expensed $135 thousand for the nine months ended June 30, 2025, and 2024, respectively. The unamortized balance of the deferred costs was $15 thousand at June 30, 2025.

NOTE 6 - LEASES

On December 10, 2021, we entered a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually. The annual renewal date is January 1st. Our current lease payment is $986 per month. The lease allows for a 2% increase effective at the beginning of each renewal period.

Operating lease expenses were $9 thousand for both the nine months ended June 30, 2025, and 2024, respectively.

We expect to pay approximately $6 thousand through December 2025, the remaining term of the Worcester lease. We intend to renew the lease for another twelve-month period beginning January 1, 2026, and ending December 31, 2026, at an annual cost of $12 thousand.

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

	June 30, 2025
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

The entire balance of time deposits maturing in 91 to 360 days at June 30, 2025, and September 30, 2024, are certificates of deposit issued by a bank at which total deposits exceed the FDIC limit of $250 thousand.

NOTE 8 – DEBT

The Company has no debt.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2025, we had 231,229,054 shares of common stock outstanding and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001 per share. We had 225,975,331 shares of common stock outstanding as of September 30, 2024.

Common Stock Issued Under Equity Incentive Plan

During the nine months ended June 30, 2025, 6,398,717 Restricted Stock Units vested for which we issued 4,897,323 shares of common stock and 1,501,394 RSU’s were sold by employees to fund payroll taxes.

Common Stock Issued for Legal Settlement

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc, and certain other plaintiffs, filed a lawsuit against Cipherloc and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement required the Company to issue the plaintiffs a combined 356,400 shares of common stock. The shares were issued on December 20, 2024, with a fair market value of $14 thousand.

Common Stock Issued for Cash

We did not issue shares of common stock for cash during the nine months ended June 30, 2025.

Common Stock Issued for Business Combinations

We did not issue shares for mergers or acquisitions related activity during the nine months ended June 30, 2025.

Common Stock Issued for Services

We did not issue shares for services during the nine months ended June 30, 2025.

Preferred Stock

As of June 30, 2025, we had zero (0) shares of preferred stock outstanding and were authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share.

Warrants

The following table summarizes warrant activity for the nine months ended June 30, 2025:

Outstanding Warrants
(In thousands, except prices and remaining lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2024	43,158	$0.33	3.89
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding at June 30, 2025	43,158	$0.33	3.14

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

We disaggregate our revenue from contracts with customers (clients) by service type as indicated in the table below:

	Nine Months Ended
(in thousands)	June 30,
	2025	2024
vCISO services	$3,248	$3,611
Cybersecurity software and services	2,330	1,898
Total	$5,578	$5,509

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

The deferred revenue is expected to be earned within 12 months of the balance sheet date.

The change in deferred revenue from September 30, 2024, to June 30, 2025, is summarized as follows:

(In thousands)
Balance at September 30, 2024	$515
Deferral of revenue	1,374
Recognition of revenue	1,007
Balance at June 30, 2025	$882

NOTE 11 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

One client individually accounted for approximately 13% of our revenue during the three months ended June 30, 2025. No client individually accounted for over 10% of our revenue during the three months ended June 30, 2024, or the nine months ended June 30, 2025, or 2024.

We had two clients with accounts receivable balances together totaling approximately 30% of our accounts receivable balance at June 30, 2025.

We maintain our cash, cash equivalents, and short-term investments in accounts held by a highly reputable financial institution which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures these deposits up to $250 thousand. As of June 30, 2025, approximately $899 thousand of our cash and cash equivalent balance and $100 thousand of our short-term investment balance were uninsured. We have not experienced any losses on our cash or short-term investments.

NOTE 12 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). We are a reseller of RealCISO software. We receive revenue from our customers for the use of RealCISO software and pay licensing fees to RealCISO for such use. For the nine months ending June 30, 2025, and 2024, we paid $77 thousand and $35 thousand, respectively, to RealCISO.

We also invoiced $17 thousand and $119 thousand from RealCISO for software development services that we provided RealCISO during the nine months ended June 30, 2025, and 2024, respectively.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for approximately $24 thousand. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board. On July 8, 2024, AUSA signed an agreement for recurring vCISO Services, which generated $54 thousand of revenue during the nine months ended June 30, 2025. SideChannel reserved booth space at the AUSA Global Force Symposium held in March 2025. In the nine months ended June 30, 2025, we paid $8 thousand to AUSA for this event.

No other related party transactions occurred during the nine months ended June 30, 2025.

NOTE 13 – STOCK BASED COMPENSATION

We grant equity compensation awards to directors, employees, and contractors under the 2021 Omnibus Equity Compensation Plan. We have granted restricted stock units (“RSUs”) and stock options with service-based vesting conditions with vesting typically occurring over a 3-year period.

Restricted Stock Units

The following table summarizes the activity of our RSUs granted under our Equity Incentive Plan during the nine months ended June 30, 2025:

Number of RSUs
Outstanding RSUs at September 30, 2024	11,148,270
Granted	11,487,706
Vested	(6,398,717)
Canceled/Forfeited	(708,519)
Outstanding RSUs at June, 2025	15,528,740

On December 20, 2024, our Board of Directors authorized awarding 1.1 million RSUs to each of the three independent directors vesting over three years beginning on March 1, 2025, and ending on March 1, 2027. On March 3, 2025, we granted 7,937,706 RSUs to officers and employees. During the quarter ended June 30, 2025, we awarded 250,000 RSUs to new employees vesting over three years beginning on March 1, 2026 and ending on March 1, 2028. The average grant date fair value of RSUs granted during the nine months ended June 30, 2025, was $0.04. The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

Our total stock-based compensation expense for the nine months ended June 30, 2025, was $306 thousand for the amortization of outstanding equity compensation grants. Stock-based compensation of $262 thousand is included in general and administrative expense, $11 thousand in selling and marketing expense, and $33 thousand in research and development expense.

The unamortized stock compensation expense at June 30, 2025, is $622 thousand, and the remaining weighted average term to vesting is 2.1 years.

Stock Options

The following table summarizes the activity of our stock options granted under our Equity Incentive Plan during the nine months ended June 30, 2025:

Number of Stock Options
Outstanding Options at September 30, 2024	3,300,000
Granted	-
Vested	-
Cancelled/Forfeited	(3,300,000)
Outstanding Options at June 30, 2025	-

On December 20, 2024, our Board of Directors authorized the termination of stock options previously awarded to independent directors.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Recently Settled Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement requires the Company to issue the plaintiffs a combined 356,400 shares of common stock and pay a total of $95 thousand in cash in six equal, quarterly installments of approximately $16 thousand each, beginning by January 1, 2025, and ending by April 1, 2026. The expenses associated with this settlement were included in our results for the fiscal year ended September 30, 2024. Three payments totaling approximately $47 thousand have been made as of June 30, 2025.

NOTE 15 – SUBSEQUENT EVENTS

We have assessed our operations through the filing date of this Quarterly Report on Form 10-Q and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the nine months ended June 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in 2024 Form 10-K, and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our 2024 Form 10-K.

Our logo and some of our trademarks and tradenames are used in this Report. Solely for convenience, trademarks, tradenames, and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks herein are not intended to indicate in any way that we will not fully assert under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners of other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names herein to imply a relationship with, or endorsement or sponsorship of us by, any other persons, firm or entity, except as otherwise so expressly indicated.

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

Our second revenue category encompasses an array of Cybersecurity Software and Services that our clients deem necessary to protect their digital assets. These augment our vCISO Services offering and include a full range of other cybersecurity products and services delivered on an ongoing or project basis through our team of cybersecurity professionals along with a network of third-party service providers and value-added resellers (“VARs”). Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. This revenue category includes both licensing revenue from software contracts, commissions from third-party service provider partnerships and sales of our proprietary software, Enclave.

Revenue

The following revenue metrics are for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024:

●	Total revenue grew by $69 thousand or 1.3%.
●	vCISO Services revenue decreased by $363 thousand or 10.1%.
●	Cybersecurity Software and Services category revenue increased by $432 thousand or 22.8%.

The year-over-year decline in vCISO Services revenue reflects new vCISO client acquisition not exceeding vCISO client churn and the transitioning of vCISO Services clients into lower revenue generating Cybersecurity Software and Services. Cybersecurity Software & Services revenue benefited from these transitions along with the expansion of the software and services offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new, while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for the nine months ended June 30, 2025, and 2024:

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for the trailing twelve months ended June 30, 2025, and September 30, 2024, by revenue category:

	Trailing Twelve Months Ended
	June 30, 2025	September 30, 2024
vCISO Services	56.8%	67.7%
Cybersecurity Software & Services	70.5%	72.2%
Total	61.4%	69.2%

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30,
	2025	2024
Revenues	$1,776	$1,846
Cost of revenues	941	944
Gross profit	835	902
Gross margin	47.0%	48.9%
Operating expenses
General and administrative	715	778
Selling and marketing	242	137
Research and development	146	141
Total operating expenses	1,103	1,056
Operating loss	(268)	(154)

Other income, net	9	8
Net loss before income tax expense	(259)	(146)

Income tax expense	2	-
Net loss	$(261)	$(146)

Revenue. Our revenue was $1,776 thousand for the quarter ended June 30, 2025, compared to $1,846 thousand for the quarter ended June 30, 2024, a decrease of $70 thousand or 3.8%. This decrease is primarily due to new vCISO client acquisition not exceeding vCISO client churn.

Gross Profit. Our gross profit was $835 thousand and gross margin was 47.0% for the quarter ended June 30, 2025, compared to $902 thousand or 48.9% for the quarter ended June 30, 2024. The decrease in our gross margin was the result of lower utilization of employees and the growth of low-margin third-party software and services. These negative factors were partially offset by an increase in high gross margin Enclave revenue.

Operating Expenses. Our operating expenses increased $47 thousand or 4.5% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expense was $715 thousand for the three months ended June 30, 2025, compared to $778 thousand for the three months ended June 30, 2024, a decrease of $63 thousand or 8.1%. The decrease was achieved by reducing costs related to being a publicly traded company combined with a decrease in stock-based compensation expenses which were partially offset by an increase in personnel costs due to staff increases.

Selling and Marketing Expenses. Our selling and marketing expense was $242 thousand for the three months ended June 30, 2025, compared to $137 thousand for the three months ended June 30, 2024, an increase of $105 thousand or 76.6% due to an increase in employees and the use of third-party service providers to promote Enclave.

Research and Development Expenses. Our research and development expense was $146 thousand for the three months ended June 30, 2025, compared to $141 thousand for the three months ended June 30, 2024, an increase of $5 thousand or 3.5%. Increased salary expense was partially offset by lower stock-based compensation.

Nine Months Ended June 30, 2025, Compared to Nine Months Ended June 30, 2024

	Nine Months Ended
	June 30,
	2025	2024
Revenues	$5,578	$5,509
Cost of revenues	2,928	2,894
Gross profit	2,650	2,615
Gross margin	47.5%	47.5%
Operating expenses
General and administrative	2,030	2,336
Selling and marketing	736	562
Research and development	419	390
Total operating expenses	3,185	3,288
Operating loss	(535)	(673)

Other income, net	31	29
Net loss before income tax expense	(504)	(644)

Income tax expense	6	1
Net loss	$(510)	$(645)

Revenue. Our revenue was $5.6 million for the nine months ended June 30, 2025, compared to $5.5 million for the nine months ended June 30, 2024, an increase of $69 thousand or 1.3%. This revenue increase is driven by growth in Cybersecurity Services and Software by our new and existing clients, offset by a decrease in vCISO Services revenue.

Gross Profit. Our gross profit was $2.7 million and gross margin was 47.5% for the nine months ended June 30, 2025, compared to $2.6 million or 47.5% for the nine months ended June 30, 2024.

Operating Expenses. Our operating expenses decreased $103 thousand or 3.1% for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expense was $2.0 million for the nine months ended June 30, 2025, compared to $2.3 million for the nine months ended June 30, 2024, a decrease of $306 thousand or 13.1%. The decrease was primarily achieved by reducing costs related to being a publicly traded company combined with a decrease in consulting costs, and stock-based compensation expense, which were partially offset by an increase in accounting fees and personnel costs.

Selling and Marketing Expenses. Our selling and marketing expense was $736 thousand for the nine months ended June 30, 2025, compared to $562 thousand for the nine months ended June 30, 2024, an increase of $174 thousand or 31.0%. An increase in personnel costs and the use of third-party services to promote Enclave were partially offset by a decrease in stock-based compensation expense.

Research and Development Expenses. Our research and development expense was $419 thousand for the nine months ended June 30, 2025, compared to $390 thousand for the nine months ended June 30, 2024, an increase of $29 thousand or 7.4%. The increase is the result of higher personnel costs partially offset by a decrease in stock-based compensation expense.

Liquidity and Capital Resources

During the nine months ended June 30, 2025, we incurred a net loss of $510 thousand, and we had $104 thousand of cash provided by operating and investing activities. Our primary source of liquidity and capital resources has been the $1.0 million of cash and cash equivalents at the beginning of the fiscal year supplemented with the cash provided by operating and investing activities during the fiscal year. We had an accumulated deficit of $20.4 million as of June 30, 2025, comprised primarily of three (3) non-operational expenses totaling $16.8 million: $6.2 million for the contingent consideration and business combination related costs, $5.7 million for the impairment of goodwill, and $4.9 million for the impairment of intangible assets.

We had working capital of $1.1 million as of June 30, 2025, compared to working capital of $1.3 million as of September 30, 2024. The decline in working capital is primarily due to operating losses incurred during the fiscal year.

Cash Flows

The following table summarizes selected items in our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30:

(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(46)	$117
Investing activities	150	(15)
Financing activities	-	(50)

Operating Activities

We receive cash each month from client payments. We use this cash and, if necessary, a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs, third-party software and services, and the expenses associated with being a public reporting company.

Cash used by operating activities was $46 thousand during the nine months ended June 30, 2025, and we recorded a net loss of $510 thousand. During the same period, our non-cash charges totaled $390 thousand, comprised of $243 thousand in stock-based compensation expense net of RSUs sold by employees and $148 thousand in amortization and depreciation, offset by a $1 thousand adjustment to the legal settlement paid in stock. We typically invoice clients annually for third-party service contracts and software licenses during our second fiscal quarter which resulted in an increase in deferred revenue of $367 thousand at June 30, 2025, compared to September 30, 2024. The deferred revenue increase was partially offset by increases in accounts receivable and prepaid expenses along with the $199 thousand use of cash for the payment of accounts payable and accrued liabilities.

Investing Activities

A $250 thousand certificate of deposit matured on February 5, 2025, of which $100 thousand was reinvested in a certificate of deposit maturing on August 5, 2025, resulting in $150 thousand provided by the sale of short-term investments.

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

●	We do not have sufficient, qualified finance and accounting staff with the appropriate U.S. GAAP technical accounting expertise to identify, evaluate and account for accounting and financial reporting, and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process; and
●	As a high-growth, smaller reporting company that is subject to the reporting requirements of the Securities Exchange Act of 1934, we have a limited staff and budget available to adequately test and monitor the effectiveness of certain internal controls.

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

The information set forth under “Material Weaknesses” above is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the nine months ended June 30, 2025, or from the period beginning July 1, 2025, through the filing date of this Report.

On December 20, 2024, the Company issued 356,400 shares of common stock as stated in a legal settlement.

On March 3, 2025, we issued 4,897,323 shares of common stock for 6,398,717 Restricted Stock Units (“RSUs”) that vested during the nine months ended June 30, 2025. The number of RSUs sold by these employees to fund payroll taxes for the nine months ended June 30, 2025, was 1,501,394.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the nine months ended June 30, 2025, and from the period from July 1, 2025, to the filing date of this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

SIDECHANNEL, INC.

Date: August 13, 2025	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

SIDECHANNEL, INC.

Date: August 13, 2025	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

