Form 10-K
period 2025-09-30
SideChannel, Inc.
filed 2025-12-18
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

On March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $5.0 million based upon the closing price of the common stock on that date on the OTCQB Venture Market of approximately $0.04.

As of December 17, 2025, there were 231,229,054 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

SIDECHANNEL, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

Except as otherwise required by the context, references to “SideChannel,” “SideChannel, Inc.,” the “Company,” “we,” “us” and “our” are to SideChannel, Inc., a Delaware corporation and its subsidiaries.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. Considering the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Risk Factors and elsewhere in this Annual Report on Form 10-K, or those discussed in other documents we filed with the Securities and Exchange Commission (“SEC”). Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Annual Report on Form 10-K and in prior or subsequent communications.

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

PART I

ITEM 1. BUSINESS

Business Overview & Strategy

SideChannel is a cybersecurity advisory services and software company. Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market that we believe is currently underserved. Our solutions provide effective cybersecurity risk management for our clients. We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO”), cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security and architecture services, privacy, threat intelligence, managed end-point security solutions, and awareness and training.

Our Solutions

Our efforts are focused on protecting and enabling the critical business functions of our clients and customers through comprehensive cybersecurity programs. This specifically includes:

●	Deploying Enclave, a proprietary software product simplifying the important cybersecurity tasks of segmenting and securing digital networks, addressing the increased demand for remote worker technologies, and advancing zero trust strategies to better protect against threats such as ransomware and intrusions.

●	Embedding vCISOs as a fractional resource into the leadership teams of our clients. The role of vCISOs is becoming increasingly pivotal, especially among small and cloud-enabled companies. The flexibility and expertise offered by vCISOs make them an attractive option for companies facing budget constraints, needing to establish a robust security posture quickly, and overseeing increasingly complex regulatory environments.

●	Assessing, identifying, and mitigating cybersecurity and privacy risks through tech-enabled security engineering processes. We leverage AI-based security operations for post-detection actions, including alert prioritization, augmented threat detection/hunting, playbook creation, and automation of incident response processes.

●	Reselling third-party cybersecurity services and software when appropriate, expanding our offerings to include a full range of cybersecurity products and services delivered through our team of security engineers and a network of third-party service providers and value-added resellers (VARs).

In the context of SideChannel’s offerings, Enclave is well-positioned to address these challenges faced by enterprises in achieving a zero trust environment:

●	Establishing a clear scope,

●	Communicating success through strategic and operational metrics, and

●	Anticipating increase in staffing and costs without delays.

Enclave simplifies crucial cybersecurity tasks such as asset inventory, vulnerability management, and microsegmentation. By integrating access control, microsegmentation, encryption, machine identity management, and secure networking concepts into a unified solution, Enclave provides a comprehensive solution for managing cybersecurity controls effectively. It allows IT professionals to segment enterprise networks efficiently, allocate the right personnel to those segments, and direct traffic seamlessly. This alignment with zero trust principles ensures that organizations can enhance their security posture and achieve measurable risk reduction.

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

We offer cybersecurity service solutions designed to address financial and espionage-driven breaches effectively, minimize end-user errors, and ensure rapid incident response. With the increase in data transmission and connected intelligent devices through the prevalence of Internet of Things, the scale of security risks and the attack surface are much larger. Our offerings in data security, application security, network security, security operations, and risk management position us to meet these challenges.

Further information about Enclave and our service offerings are available on our website (www.sidechannel.com).

Revenue Categories

We internally report our revenue using two categories:

●	vCISO Services: This category captures the revenue from the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis. Embedded into the C-suite executive teams of our clients, our vCISOs deliver services including assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services. Engagements typically include a fixed monthly subscription fee and exceed 12 months because of renewal options of 1, 3, 6, or 12 months.

●	Cybersecurity Software and Services: This category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets, including Enclave. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers and VARs. Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category.

Growth Strategy

Our growth strategy focuses on these three initiatives:

●	Increasing adoption of Enclave: By promoting Enclave and our other cybersecurity solutions to our existing vCISO clients, we aim to deepen our relationships and provide comprehensive, integrated security solutions. This supports the increased demand for zero trust strategies and remote worker technologies.

●	Securing new vCISO Services Clients: As organizations plan to increase security investments due to breaches and the rising complexity of cyber threats, we aim to expand our client base by offering flexible, expert vCISO services that address budget constraints and the need for rapid security posture establishment.

●	Adding new Cybersecurity Software and Services offerings: We plan to enhance our portfolio by incorporating transformational technologies such as AI-based security operations, data security posture management (“DSPM”), polymorphic encryption, cyber-physical system (“CPS”) security, and application security posture management (“ASPM”). This aligns with industry trends and the anticipated incremental spend on application and data security due to generative AI.

Industry Standards and Compliance

Industry-standard cybersecurity and risk management frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework and Center for Internet Security Controls (“CIS”), prioritize inventory of assets and access control as top requirements for a sustainable and compliant cybersecurity program. The first three controls in CIS version 8 call for organizations to:

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

We built Enclave to primarily address these three extremely critical cybersecurity controls along with other controls in CIS version 8. Enclave seamlessly combines access control, microsegmentation, encryption, and other secure networking concepts to create a comprehensive solution. Through software, it allows IT professionals to easily segment the enterprise network, place the right staff in those segments, and direct traffic. Unlike open, traditional models, Enclave allows for near-limitless micro-segmented networks to operate insulated from one another.

Company History

The Company was originally incorporated in the State of Texas on June 22, 1953, as American Mortgage Company. During 1996, the Company acquired the operations of Eden Systems, Inc. (“Eden”), which became a wholly owned subsidiary of the Company. Eden was engaged in water treatment and the retailing of cleaning products. Eden’s operations were sold on October 1, 1997. On May 16, 1996, the Company changed its name to National Scientific Corporation. From September 30, 1997, through the year ended September 30, 2001, the company aimed its efforts in the research and development of semiconductor proprietary technology and processes and in raising capital to fund its operations and research. Effective August 27, 2014, the Company changed its name to Cipherloc Corporation (“Cipherloc”) after it began engaging in cybersecurity software development. The Company redomiciled and became a Delaware corporation on September 30, 2021. A reverse merger was completed on July 1, 2022, between SCS, Inc., f.k.a. SideChannel, Inc. and Cipherloc. The combined entity changed its name to SideChannel, Inc., on July 5, 2022, and the acquiree is now named SCS, Inc. (“SCS”) and for accounting purposes, is a subsidiary of the Company.

Research and Development

Since Enclave is a proprietary software product, we classify all our software development activities to be research and development. The success of our software product, Enclave, depends on our ability to provide our customers with reliable, innovative features and benefits that are delivered before, or at least no later than, our competitors. When the demands of product development exceed the capacity or knowledge of our in-house staff, we retain temporary third-party consultants to assist us.

Our research and development expenditures for the fiscal years ended September 30, 2025, and September 30, 2024, were $562 thousand and $546 thousand, respectively. These costs were incurred primarily to develop Enclave.

Selling and Marketing

We use four primary sources to identify prospective clients for our services and products including Enclave:

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

As of September 30, 2025, we had three (3) employees dedicated to selling and marketing activities. Our selling and marketing expenditures for the fiscal years ended September 30, 2025, and September 30, 2024, were $966 thousand and $771 thousand, respectively.

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

Our chief services competitors include companies such as Optiv, NCC, Coalfire, PwC, EY, Deloitte, and GuidePoint. Our primary software competitors are companies such as Check Point, Cisco, CrowdStrike, F5 Networks, HPE, Huawei, Illumio, Juniper, Microsoft, Netskope, Palo Alto Networks, SonicWALL, Sophos, and zScaler.

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

Our SideChannel and Enclave logos are registered with the U.S. Patent and Trademark Office (“USPTO”). In the United States, we can maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use.

Government Regulation

Export Control Regulations

We expect that all our products will be subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. The level of such control generally depends on the nature of the products in question. Often, the level of export control is impacted by the nature of the software and cybersecurity incorporated into our products. In those countries where such controls apply, the export of our products may require an export license or authorization. However, even if a transaction qualifies for a license exception or the equivalent, it may still be subject to corresponding reporting requirements. For the export of some of our products, we may be subject to various post-shipment reporting requirements. Minimal U.S. export restrictions apply to all our products, whether or not they perform cybersecurity functions. If we become a Department of Defense prime contractor in the future, certain registration requirements may be triggered by our sales. In addition, certain of our products and related services may be subject to the International Traffic in Arms Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes. If we become engaged in manufacturing or exporting ITAR-controlled goods and services (even if we do not export such items), we will be required to register with the U.S. State Department.

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

Privacy Laws

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

Personnel

As of September 30, 2025, we had 23 full-time employees. We also had approximately 15 independent contractors that provide services to us. We anticipate that we will need to increase our staffing in the foreseeable future.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock and securities convertible into our common stock only if you can withstand a complete loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere are:

●	Sale of our common stock by our stockholders, executives, and directors;
●	Volatility in price and level of trading volumes of our shares of common stock;
●	Our ability to obtain financings to conduct and complete research and development activities and other business activities;
●	The timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;
●	Our ability to attract and retain new customers, clients, licensees, and resellers;
●	Changes in the development status of our products and services;
●	Changes in our capital structure, future issuances of securities, and sales of large blocks of common stock by our stockholders;
●	Our cash position;
●	Announcements and events surrounding financing efforts, including debt and equity securities;
●	Our inability to enter into new markets or develop new products and services;
●	Reputational issues;
●	Announcements of acquisitions, partnerships, collaborations, joint ventures, new products and services, capital commitments, or other events by us or our competitors;
●	Changes in industry conditions or perceptions;
●	Our ability to attract analysts to initiate research coverage and once obtained, having such analysts issue research reports, recommendations and any changes in recommendations, price targets, and withdrawals of coverage;
●	Departures and additions of key personnel;
●	Disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	Changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	Other events or factors, many of which may be out of our control.

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

The warrants to purchase 12,011,114 shares of our common stock issued to investors in a private placement transaction that closed on April 16, 2021, contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of those warrants, the exercise price of those warrants will automatically be reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter will be adjusted proportionately, so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to our other stockholders. All the 12,011,114 warrants will expire on April 16, 2026.

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

As of September 30, 2025, no anti-dilution triggers had occurred.

Certain warrants issued in 2021 inhibit our access to equity capital, if we should need it, which may limit our ability to grow and maintain our competitiveness.

The warrants we issued in the 2021 private placement described in Part II, Item 8, Financial Statements, Note 9, contain various provisions including, but not limited to, various price reset and anti-dilution provisions when new equity is issued in certain transactions including stock issued for cash at a price less than the $0.36 exercise price stated in the 2021 private placement warrants. These provisions inhibit our access to cash for the issuance of common stock which may limit our ability to compete in a very dynamic market through new investments in research and development or selling and marketing. We cannot predict the financial impact of the issuance of the warrants on our financial statements, specifically our balance sheet. We also cannot predict the financial impact of the various provisions included in the warrant agreements.

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

Pursuant to our certificate of incorporation, our Board of Directors has the authority to issue up to 10 million shares of “blank check” preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any additional vote or action by our stockholders. Because our Board of Directors can designate the terms, conditions, rights, powers, and preferences of the preferred stock without the vote of a majority of our stockholders, our stockholders will have no control over what designations and preferences our preferred stock will have. The issuance of shares of preferred stock, or the rights associated therewith, could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock that we may issue may be exacerbated given the fact that such preferred stock may have voting rights, liquidation and/or other rights or preferences that could provide the preferred stockholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in our control. As a result, the issuance of shares of preferred stock may cause the value of our common stock to decrease.

We have never paid or declared any dividends on our common stock.

We do not anticipate paying dividends or distributions on our common stock. Any future dividends on our common stock will be declared at the discretion of our Board of Directors and will depend on, among other things, our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

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

As of September 30, 2025, our Executive Leadership Team (“ELT”) and Directors owned approximately 46.4% of the Company’s total issued and outstanding shares. Because of this voting control through share ownership by the ELT and Directors, these individuals, acting as a group, have significant influence over corporate actions requiring a shareholder vote, including the selection of our Directors, who in turn approve all executive officers, authorizing change-in-control transactions, amendments to our Articles of Incorporation, and other significant corporate matters. The interests of our ELT and Directors may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of future officers and directors and other business decisions. The minority stockholders will have no way of overriding the decisions made by our ELT and Directors acting as a group.

Risks Related to Our Industry

Economic uncertainty may pressure our customers to reduce their IT and cybersecurity spending.

Worsening economic conditions, including inflation, recession, pandemic, or other changes in economic conditions, may cause lower IT spending and adversely affect our results of operations. If demand for computing power, PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our results of operations could be adversely affected. Our product distribution system relies on our partner and network. The impact of economic conditions on our partners, such as the bankruptcy of one of our partners could adversely affect our financial condition and results of operations.

Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase.

Current global financial conditions have been characterized by increased volatility, which could negatively impact our business, prospects, liquidity and financial condition.

Global financial conditions continue to be marked by significant volatility, rising interest rates, inflationary pressures, and tightening credit markets. These factors may negatively affect customer budgets, delay technology investments, and reduce demand for our cybersecurity products and services. Market instability could also restrict our access to capital, increase borrowing costs, and limit our liquidity or operational flexibility. In addition, periods of financial stress often coincide with heightened cybersecurity risks, as organizations with constrained resources may defer security upgrades or reduce cyber defense spending. Sustained volatility or an extended economic downturn could materially and adversely impact our business operations, financial performance, and long-term growth prospects.

Inflation and geo-political events increase the risk that we are unable to achieve and maintain profitable operations.

A disruption or failure of our systems, operations, or supply chain because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations or adversely affect our results of operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential negative consequences of prolonged service outages.

Abrupt political change, terrorist activity, and armed conflict, such as the ongoing conflict in Ukraine, pose economic and other risks, which may negatively impact our ability to sell to and collect from customers, increase our operating costs, or otherwise disrupt our operations in markets both directly and indirectly impacted by such events. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes could adversely affect our results of operations. Changes in geopolitical conditions also increase the security risks described elsewhere in these risk factors.

The occurrence of regional epidemics or a global pandemic, such as COVID-19, could adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

Risks Related to Our Financial Position and Need for Capital

We have incurred net losses and may never achieve profitability.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development of a new business enterprise. Our accumulated deficit as of September 30, 2025, was $20.7 million.

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

We currently believe that our available cash will allow us to fund our operations through at least December 2026. Nevertheless, we may need to raise additional capital to fund operating losses, support future expansion, develop new or enhanced products and services, hire employees, respond to competitive pressures, acquire technologies, or respond to unanticipated events or requirements before then. Our management’s plans include attempting to improve our profitability and our ability to generate sufficient cash flow from operations to meet our operating needs on a timely basis, obtaining additional working capital funds through equity and debt financing arrangements, and restructuring on-going operations to eliminate inefficiencies and reduce our expenses. However, we are not assured that these plans and arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other requirements. The outcome of these actions cannot be predicted at this time. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition and operating results. If we raise additional funds through the issuance of equity securities, or convertible debt, the percentage ownership of our stockholders will be reduced, and holders may experience dilution in net book value per share.

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

We are a Securities Exchange Act of 1934 (the “Exchange Act”) reporting company, meaning that we report certain required material financial information with the Securities and Exchange Commission (“SEC”). The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and XBRL (eXtensible Business Reporting Language) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional financial losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes Oxley Act of 2002, as well as a variety of new related and unrelated rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC, and we are adopting and revising policies regarding disclosure controls and procedures, including internal controls over financial reporting.

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

Risks Related to our Business and Results of Operations

We depend significantly upon the continued involvement of our present management and on our ability to attract and retain talented employees.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, any failure to have in place and execute an effective succession plan for key executives or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success.

Competition for highly skilled personnel is frequently intense, especially for qualified sales, support and engineering employees in cybersecurity software and services and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as software engineers and advanced cybersecurity engineers. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries. Our inability to hire properly qualified and effective sales, support and engineering employees could harm our growth and our ability to effectively support growth.

We rely on third-party software for certain essential financial and operational services. Failure, outages or disruption in services, systems and infrastructure supplied by third parties could negatively affect our business, financial condition and financial results.

We currently incorporate, and will in the future incorporate, technology that we license from third parties, including software, into our solutions. We cannot be certain that our licensors will continue to be available to us or in the market in general. Some of our agreements with our licensors may be terminated by them for convenience or otherwise provide for a limited term. If we are unable to continue to license technology or if we are unable to continue our license agreements with our third-party licensors or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. As a result, our margins, market share, and results of operations could be significantly harmed.

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

If our estimates, assumptions, or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

If we do not effectively manage our growth, our business resources and systems may become strained, and we may be unable to increase revenue growth.

If we do not effectively manage our growth, our operations, systems, and resources may become overextended, leading to inefficiencies and diminished performance. Rapid expansion can strain our infrastructure, challenge internal controls, and limit management’s ability to maintain operational discipline and quality standards. Inadequate integration of new customers, employees, or technologies could disrupt service and software delivery. Additionally, failing to scale our systems or workforce in line with growth may prevent us from meeting demand, containing costs, or achieving strategic objectives. Such challenges could materially and adversely affect our revenue growth, operating results, and long-term competitiveness.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all our markets, particularly the market for sales to large businesses, service providers and government organizations. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, in growing billings for our broad product suite or if we experience turnover and disruption in our sales and marketing teams, we may not be able to achieve sustained growth, and our business, financial condition and results of operations may be adversely affected.

If we do not effectively expand and train our direct sales force, we may be unable to add new customers or retain and increase sales to our existing customers, and our business will be adversely affected.

We depend on our direct sales force to obtain new customers or retain and increase sales with existing customers. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining enough sales personnel, particularly in international markets. There is significant competition for sales personnel with the skills and technical knowledge that we require. New hires require significant training and may take significant time before they achieve full productivity, and this delay is accentuated by our long sales cycles. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, a large percentage of our sales force is new to our company and selling our solutions, and therefore this team may be less effective than our more seasoned sales personnel. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. If we are unable to hire and train enough effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business and results of operations will be adversely affected.

Our future revenue and operating results will depend significantly on our ability to retain clients and customers and the ability to add new clients and customers. Any decline in our retention rates or failure to add new clients and customers will harm our business prospects and operating results.

Our future revenue and operating results depend significantly on our ability to retain existing clients and attract new ones. Competitive pressures, evolving customer expectations, pricing dynamics, and changes in technology preferences could negatively affect our retention rates and sales performance. If we fail to maintain strong client relationships, effectively demonstrate value, or expand our customer base, our growth opportunities and recurring revenue streams may decline. Any sustained decrease in client retention or delays in acquiring new customers could adversely affect our business prospects, financial performance, and overall market position.

Our growth depends in part on the success of our strategic relationships with third parties.

Our growth depends in part on the strength and success of our strategic relationships with third parties, including technology providers, resellers, and service partners. If these partners fail to meet performance expectations, modify their business objectives, or terminate agreements, our ability to deliver products and expand into new markets could be hindered. Dependence on third parties also limits our control over key aspects of service delivery, pricing, and customer experience. Any disruptions, misalignments, or loss of these relationships could negatively affect our revenue growth, market reach, and competitive position.

If we experience a decline in billing, delays and/or defaults in payments, we could be unable to recover all expenditures, and our operating margins may decline.

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in pipeline growth or for demand for our products or services generally, a shift in demand from products to services, decrease in services revenue growth, increased competition, execution challenges including sales execution challenges and lack of optimal sales productivity, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, changing interest rates, the war in Ukraine, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain our historical profitability levels in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position. We may lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Check Point, Cisco, CrowdStrike, F5 Networks, HPE, Huawei, Illumio, Juniper, Microsoft, Netskope, Palo Alto Networks, SonicWALL, Sophos, and zScaler. Some of our existing and potential competitors enjoy competitive advantages such as: greater name recognition and/or longer operating histories; larger sales and marketing budgets and resources; broader distribution and established relationships with distribution partners and end-customers; access to larger customer bases; greater customer support resources; greater expertise in certain single point solutions; greater resources to make acquisitions; stronger U.S. government relationships; lower labor and development costs; and substantially greater financial, technical and other resources.

In addition, certain of our larger competitors have broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.

Conditions in our markets could change rapidly and significantly because of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services, and leverage new business models, that are equal or superior to ours, achieve greater market acceptance of their products and services, disrupt our markets, and increase sales by utilizing different distribution channels than we do. For example, certain of our competitors are focusing on delivering security services from the cloud which include cloud-based security providers, such as CrowdStrike and Zscaler. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. As our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

We have limited experience with some of our pricing models, particularly for our newer products and solutions as well as bundled sales of our products and solutions, and we may not accurately predict the long-term rate of paying customer adoption or renewal, or the impact these will have on our revenue or results of operations.

We have limited experience with some of our pricing models, especially for newer or bundled offerings, and may not accurately predict their long-term performance or customer adoption. Changes in customer usage, market expectations, or competitive dynamics could lead to revenue fluctuations or lower-than-expected renewals. Inflexible billing systems, evolving consumption patterns, or misaligned pricing structures may also impact our ability to forecast growth or maintain profitability. If we fail to optimize or correctly anticipate the financial impact of our pricing strategies, our revenue stability and operating results could be materially affected.

Competitive pricing pressure may reduce our gross profits and adversely affect our financial results.

The cybersecurity market is highly competitive, and pricing pressure from both established and emerging competitors may reduce our gross profit margins. Many providers are lowering prices to gain market share or appeal to budget-conscious customers, which can erode profitability across the industry. As customers increasingly evaluate offerings based on cost and perceived value, we may be required to adjust our pricing or offer additional incentives to remain competitive. If we cannot effectively differentiate our solutions or maintain pricing discipline while preserving quality, our revenue, gross margins, and overall financial results could be adversely affected.

Our largest revenue stream is providing consulting services. If we are unable to attract and retain qualified personnel, our business could be harmed.

Our consulting services represent a significant source of revenue, and our success depends on attracting, developing, and retaining highly qualified professionals. The cybersecurity industry faces a well-documented shortage of skilled talent, driving intense competition for experienced consultants. If we cannot hire or retain personnel with the necessary technical expertise or industry certifications, we may be unable to deliver projects on time, maintain service quality, or meet client expectations. High turnover, increased labor costs, or resource constraints could also reduce our consulting capacity and profitability. Any inability to sustain a skilled workforce may adversely affect our growth and financial results.

If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product introductions and transitions to meet changing needs in the cybersecurity technology market, our competitive position, financial results, and prospects will be harmed.

The cybersecurity landscape evolves rapidly, driven by emerging threats, regulatory shifts, and advancements such as AI, zero trust architectures, and post-quantum security. Our success depends on accurately anticipating these developments, aligning our solutions with market needs, and managing timely product launches and transitions. Failure to predict or respond effectively to new technologies or changing customer requirements could result in outdated offerings, reduced competitiveness, or missed growth opportunities. If we do not continually innovate and adapt to these market dynamics, our competitive position, financial performance, and long-term prospects could be materially harmed.

Delays in product development or failure to introduce new and improved offerings could harm our revenues and competitive position.

Our ability to maintain growth and competitiveness depends on timely product development and continual innovation. The cybersecurity industry evolves rapidly, and meeting customer expectations requires ongoing enhancements in performance, features, and reliability. Delays in product development schedules, resource constraints, or technical challenges could limit our ability to introduce new or improved offerings on time. Additionally, if our new products or updates fail to gain market acceptance, or if we cannot keep pace with emerging technologies and competitive advancements, our market share and profitability could decline. Ineffective management of product transitions or innovation pipelines may also lead to reduced customer confidence and missed growth opportunities. Collectively, these factors could materially and adversely affect our revenues, reputation, and overall financial performance.

Failures, defects, or vulnerabilities in our complex products and services could harm our reputation, reduce sales, and expose us to legal or financial liability.

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, whether in our premises, cloud providers or colocations, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites, whether in our premises, cloud providers or colocations. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites, whether in our premises, cloud providers or colocations, will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data. Moreover, the threat landscape continues to evolve as a result of new technologies, including AI, and malicious parties may use AI to help attack our solutions, systems, and our customers.

Although we take numerous measures and implement multiple layers of security to protect our networks, we cannot guarantee that our security products, processes and services will secure against all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our systems and our customers’ systems, which could negatively impact us and our customers. An actual breach could significantly harm us and our customers, and an actual or perceived breach, or any other actual or perceived data security incident, threat or vulnerability, that involves our supply chains, networks, systems or websites and/or our customers’ supply chains, networks, systems or websites could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our networks, systems or websites could impair our ability to operate our business, including our ability to provide Enclave and other security subscriptions and Enclave technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm, and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal networks, systems or websites could have an adverse effect on our business, operating results and stock price.

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.

We may become subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including new product releases, significant business transactions, warranty or product claims, employment practices, and regulation. As we continue to expand our business and offerings, we may experience new and novel legal claims. Adverse outcomes in some or all these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. An adverse impact to our financial condition and results of operations could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

The success of our business depends in part on our ability to protect and enforce our intellectual property rights.

Protecting our intellectual property rights and combating unlicensed copying and use of our software, source code, and other intellectual property is difficult. Similarly, the absence of harmonized international patent laws makes it more difficult to ensure consistent respect for patent rights. Changes in the law may continue to weaken our ability to prevent the use of patented technology. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations. If we are unable to protect our intellectual property, our results of operations could be adversely affected.

Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.

From time to time, others may claim we infringe their intellectual property rights, including current copyright infringement and other claims arising from AI training and output. To resolve these claims, we may enter into royalty-bearing data access or licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. Adverse outcomes could also include monetary damages or injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. We may be required to pay significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so, which could adversely affect our results of operations.

We are subject to changing laws and regulations, of which failure to comply could subject us to fines and penalties.

We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, digital accessibility, advertising, and online safety. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated services. This trend may continue with our offerings becoming subject to additional data protection, security, digital safety, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are expanding and the requests we are experiencing are increasing in volume and complexity.

New, existing, and evolving laws and regulations, or interpretations or applications of existing laws and regulations in a manner inconsistent with our interpretations of such laws and regulations or our practices, may result in modification of our products and services, altered business models and operations, increased costs, reputational damage, and civil or criminal liability.

Failure to comply with laws and regulations applicable to government contracting, or to meet the unique requirements and constraints of government customers, could harm our reputation and ability to secure or maintain public sector business.

Sales to U.S. and foreign federal, state and local government organizations are subject to several risks. Because of public sector budgetary cycles and laws or regulations governing public procurements, such sales often require significant upfront time and expense without any assurance of winning a sale. Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as: policies, laws and regulations have in the past, and may in the future, require us to obtain and maintain certain security and other certifications in order to sell our products and services into certain government organizations, and such certifications may be costly and time-consuming to obtain and maintain; funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products; and geopolitical matters, including tariff and trade disputes, government shutdowns, impact of the war in Ukraine, tensions between China and Taiwan and trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services.

In addition, if we do not have certain certifications, this may restrict our ability to sell to certain customers until we have obtained certain certifications, and we may not obtain the certifications in a timely manner or at all. For example, certain of our competitors may have decided to become certified under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”), and until the time that we also certify under FedRAMP, we risk losing deals to certified competitors for deals where FedRAMP certification is a requirement.

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. For example, government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. If the distributor receives a significant portion of its revenue from sales to government organizations, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate, review and audit government vendors’ administrative and other processes, and any unfavorable investigation, audit, other review or unfavorable determination related to any government clearance or certification could result in the government’s refusing to continue buying our products and services, a limitation and reduction of government purchases of our products and services, a reduction of revenue or fines, or civil or criminal liability if the investigation, audit or other review uncovers improper, illegal or otherwise concerning activities. Any such penalties could adversely impact our results of operations in a material way. Further, any refusal to grant certain certifications or clearances by one government agency, or any decision by one government agency that our products do not meet certain standards, may reduce business opportunities and cause reputational harm and cause concern with other government agencies, governments and businesses and cause them to not buy our products and services and/or lead to a decrease in demand for our products generally.

Governmental restrictions on the sale of our products and services in non-U.S. markets could negatively affect our business, financial condition, and financial results.

Expanding internationally and selling outside the United States may depend on our ability to comply with evolving export control laws and government-imposed restrictions on the sale or use of cybersecurity products. U.S. and foreign regulations increasingly limit the export of technology, software, and services involving advanced computing, encryption, or cybersecurity tools to certain countries or entities. New or expanded governmental restrictions—such as U.S. export controls on cybersecurity and artificial intelligence–related systems—could delay shipments, restrict market access, or require costly licensing and compliance procedures. These laws are complex and may change unpredictably in response to geopolitical tensions. If we are unable to obtain necessary licenses or adapt to new compliance requirements, we could lose revenue, face penalties, or be excluded from key international markets, which could materially and adversely affect our business, reputation, and growth prospects.

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Threats to security can take a variety of forms. Threat actors, including individual and groups of hackers and sophisticated organizations, including nation-states, state-sponsored organizations, or cybercriminal groups, continuously undertake attacks that pose threats to our customers and our internal infrastructure. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known and potential vulnerabilities or intentionally designed processes in our or third-party software, or other infrastructure to attack our products and services or gain access to our networks; using social engineering techniques to induce our employees, users, partners, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks.

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our systems and data, including customer systems and data. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information, and laws in foreign jurisdictions may compel actions by such parties against our interests and could limit our recourse. Malicious actors may employ the supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. Our current capabilities may not detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, or expose us to legal or regulatory risk.

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

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, SideChannel, Inc. has relationships with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights as needed, to ensure our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties may include audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, SideChannel, Inc. implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our Chief Information Security Officer (“CISO”) and on an ongoing basis by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO, Mr. Eric Gauthier. With over 20 years of experience in the field of cybersecurity, Mr. Gauthier brings a wealth of expertise to his role. His background includes extensive experience as an enterprise CISO and is well-recognized within the industry. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

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

ITEM 2. PROPERTIES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually. The annual renewal date is January 1st. Our current lease payment is $986 per month. The lease allows for a two percent (2%) increase effective at the beginning of each renewal period. We anticipate the lease payment to be $1,006 per month during calendar year 2026.

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

Recently Settled Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement requires the Company to issue the plaintiffs a combined 356,400 shares of common stock and pay a total of $95 thousand in cash in six equal, quarterly installments of approximately $16 thousand each, beginning by January 1, 2025, and ending by April 1, 2026. The expenses associated with this settlement were included in our results for the fiscal year ended September 30, 2024. Four payments totaling approximately $63 thousand have been made and 356,400 shares of common stock have been issued as of September 30, 2025.

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

Transfer Agent

The Transfer Agent and Registrar for our common stock is Computershare Limited located in Canton, Massachusetts (“Computershare”).

Trading History

The following table sets forth, for the periods indicated the high and low closing bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	Low	High
Fiscal 2024
First Quarter (October 1, 2023, to December 31, 2023)	$0.01	$0.05
Second Quarter (January 1, 2024, to March 31, 2024)	0.02	0.06
Third Quarter (April 1, 2024, to June 30, 2024)	0.03	0.07
Fourth Quarter (July 1, 2024, to September 30, 2024)	0.03	0.05

Fiscal 2025
First Quarter (October 1, 2024, to December 31, 2024)	$0.03	$0.06
Second Quarter (January 1, 2025, to March 31, 2025)	0.03	0.05
Third Quarter (April 1, 2025, to June 30, 2025)	0.03	0.07
Fourth Quarter (July 1, 2025, to September 30, 2025)	0.06	0.16

Fiscal 2026
First Quarter (October 1, 2025, to December 31, 2025) (1)	$0.05	$0.08

(1)	Through December 12, 2025

As of September 30, 2025, there were 231,229,054 shares of our common stock issued and outstanding, and there were approximately 699 holders of our common stock on record at Computershare.

Also as of September 30, 2025, there were zero (0) shares of Preferred Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended September 30, 2025.

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

Overview

Our Business

Our mission is to make cybersecurity simple and accessible for mid-market and emerging companies, a market that we believe is currently underserved. We believe that our cybersecurity offerings will identify and develop cybersecurity, privacy, and risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer, cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness.

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

Our growth strategy focuses on these three initiatives:

●	Increasing adoption of Enclave: By promoting Enclave and our other cybersecurity solutions to our existing vCISO clients, we aim to deepen our relationships and provide comprehensive, integrated security solutions. This supports the increased demand for zero trust strategies and remote worker technologies.

●	Securing new vCISO Services Clients: As organizations plan to increase security investments due to breaches and the rising complexity of cyber threats, we aim to expand our client base by offering flexible, expert vCISO services that address budget constraints and the need for rapid security posture establishment.

●	Adding new Cybersecurity Software and Services offerings: We plan to enhance our portfolio by incorporating transformational technologies such as AI-based security operations, data security posture management, polymorphic encryption, cyber-physical system security, and application security posture management. This aligns with industry trends and the anticipated incremental spend on application and data security due to generative AI.

We internally report our revenue using two categories:

●	vCISO Services: This category captures the revenue from the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis. Embedded into the C-suite executive teams of our clients, our vCISOs deliver services including assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services. Engagements typically include a fixed monthly subscription fee and exceed 12 months because of renewal options of 1, 3, 6, or 12 months.

●	Cybersecurity Software and Services: This category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets, including Enclave. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers and VARs. Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category.

Revenue

The following revenue metrics are for the twelve months ended September 30, 2025, versus the same period in 2024. These summary metrics are accompanied by pie charts that reflect the revenue by category in fiscal years 2025 and 2024:

●	Total revenue declined by $49 thousand or 0.7%.
●	vCISO Services category revenue decreased by $715 thousand or 14.9%.
●	Cybersecurity Software and Services category revenue grew by $666 thousand or 25.6%.

The year-over-year decline in vCISO Services revenue reflects new vCISO client acquisition not exceeding vCISO client churn and the transitioning of vCISO Services clients into lower revenue generating Cybersecurity Software & Services. Cybersecurity Software & Services revenue benefited from these transitions along with the expansion of the software and services offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new, while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for fiscal years 2025 and 2024:

New and Retained Revenue
(in thousands)
vCISO
2025
vCISO
2024
Cybersecurity software
and services
2025
Cybersecurity software
and services
2024
$4,083
New
$1,375
Retained
$2,708
$4,798
New
$1,736
Retained
$3,062
$3,268
New
$1,267
Retained
$2,001
$2,602
New
$975
Retained
$1,627

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for fiscal years 2025 and 2024 by revenue category.

	Trailing Twelve Months Ended
	September 30, 2025	September 30, 2024

vCISO Services	56.4%	67.7%
Cybersecurity Software & Services	76.9%	72.2%
Total	63.6%	69.2%

Results of Operations

Fiscal Year Ended September 30, 2025, Compared to Fiscal Year Ended September 30, 2024

	Twelve Months Ended
	September 30,
	2025	2024
Revenues	$7,351	$7,400
Cost of revenues	3,847	3,868
Gross profit	3,504	3,532
Gross margin	47.7%	47.7%
Operating expenses
General and administrative	2,894	3,155
Selling and marketing	966	771
Research and development	562	546
Total operating expenses	4,422	4,472
Operating loss	(918)	(940)

Other income, net	40	41
Net loss before income tax expense	(878)	(899)

Income tax expense	14	5
Net loss after income tax expense	$(892)	$(904)

Revenue. Our revenue was $7.4 million for the year ended September 30, 2025, compared to $7.4 million in the prior year, a decrease of $49 thousand or 0.7%. We believe this decrease reflects the factors previously discussed in the Overview section above.

Gross Margin. Gross margin was 47.7% in each of the fiscal years 2025 and 2024. We have experienced an increase in higher gross margin Enclave revenue which was offset by increased revenue from lower gross margin third-party services and software.

Operating Expenses. Total operating expenses during fiscal year 2025 were $4.4 million compared to fiscal year 2024 total operating expenses of $4.5 million, a decrease of $50 thousand or 1.1%.

General and Administrative Expenses. Our general and administrative expenses were $2.9 million for the year ended September 30, 2025, compared to $3.2 million for the prior year, a decrease of $261 thousand or 8.3%. The decrease in general and administrative expenses primarily resulted from lower professional services, stock-based compensation, and insurance costs. These favorable variances were partially offset by an increase in personnel related costs.

Selling and Marketing Expenses. Our selling and marketing expenses were $966 thousand for the year ended September 30, 2025, compared to $771 thousand for the prior year, an increase of $195 thousand or 25.3% resulting from an increase in personnel costs and advertising expenses.

Research and Development Expenses. Our research and development expenses were $562 thousand for the year ended September 30, 2025, compared to $546 thousand for the prior year, an increase of $16 thousand or 2.9%. Increases in personnel and consulting costs were partially offset by a decrease in stock-based compensation.

Other Income. Other Income was $40 thousand and $41 thousand for fiscal years 2025 and 2024 respectively, which reflects interest income from the cash on deposit at our bank.

Income Tax Expense. We recorded income tax expense of $14 thousand in the fiscal year ended September 30, 2025, compared to $5 thousand for the year ended September 30, 2024. Our income tax expense is attributed to accruals for state income taxes in the various jurisdictions where we have customers, employees, or property.

Liquidity and Capital Resources

During fiscal year 2025, we incurred a net loss of $878 thousand, and we had $130 thousand of cash used by operations. Our primary source of liquidity and capital resources was the $1.3 million of cash, cash equivalents, and short-term investments at the beginning of fiscal year 2025. We had an accumulated deficit of $20.7 million as of September 30, 2025.

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(130)	$307
Investing activities	150	(265)
Financing activities	-	(50)
Total cash provided by (used)	$20	$(8)

Operating Activities. Net cash used by operations for the year ended September 30, 2025, was $130 thousand compared to $307 thousand provided by operations for the year ended September 30, 2024. During fiscal year 2025, we recorded net, non-cash charges of $498 thousand for depreciation, amortization and stock-based compensation expense. Our net accounts receivable decreased by $179 thousand due to earlier payment of invoices by our clients as well as a decrease in revenue. We also experienced a $286 thousand increase in deferred revenue because of higher payments from clients in advance of receiving software and services. These two sources of cash were partially offset by a $214 thousand decrease in accounts payable and accrued liabilities.

Investing Activities. We purchased and sold short-term investments in the form of time deposits during fiscal year 2025, yielding a net of $150 thousand provided by investing activities.

Financing Activities. We had zero ($0) cash provided by or used in financing activities during fiscal year 2025.

As of September 30, 2025, we had $1.2 million in cash, cash equivalents, and short-term investments; and our working capital was $0.8 million. We believe that our existing cash balances are sufficient to fund our operations through at least December 31, 2026.

We expect to fund our operations with our existing cash balance and any cash flow generated by operations. We intend to manage our business such that our expenses will allow us to sustain positive cash flow from our operations, but we cannot assure this will occur. We don’t currently have any credit facilities available to us; however, we have had discussions with several lenders about establishing a line of credit secured by our accounts receivable.

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

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 (Intangibles- Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, because of our qualitative assessment, we determine this is the case, we are required to perform a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The test is discussed below. If, because of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the goodwill impairment test is not required.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. Goodwill was $1.4 million at both September 30, 2025 and 2024. The fair value of the goodwill at September 30, 2025, as determined by our impairment analysis, was more than the carrying value; thus, we had no impairment of goodwill in fiscal year 2025.

We did not record indefinite-lived intangible assets in the fiscal years ended September 30, 2025 and 2024.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. We have $17 thousand in property and equipment at September 30, 2025. At September 30, 2025 and 2024, finite-lived intangibles and long-lived assets were zero ($0) and zero ($0), respectively.

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

ITEM 8. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SideChannel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SideChannel, Inc., (the Company) as of September 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
December 18, 2025

RBSM LLP (PCAOB ID Number 587)

SIDECHANNEL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2025	September 30, 2024

ASSETS
Current assets
Cash and cash equivalents	$1,065	$1,045
Short-term investments	100	250
Accounts receivable, net	553	732
Deferred costs	-	150
Prepaid expenses and other current assets	374	385
Total current assets	2,092	2,562

Fixed assets	17	33
Goodwill	1,356	1,356
Total assets	$3,465	$3,951

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$515	$729
Deferred revenue	801	515
Income taxes payable	6	3
Total current liabilities	1,322	1,247

Total liabilities	1,322	1,247

Commitments and contingencies (Note 14)

Common stock, $0.001 par value, 681,000,000 shares authorized; 231,229,054 and 225,975,331 shares issued and outstanding as of September 30, 2025, and September 30, 2024, respectively	231	226
Additional paid-in capital	22,647	22,321
Accumulated deficit	(20,735)	(19,843)
Total stockholders’ equity	2,143	2,704
Total liabilities and stockholders’ equity	$3,465	$3,951

The accompanying notes are an integral part of these audited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Twelve Months Ended
	September 30,
	2025	2024
Revenues	$7,351	$7,400
Cost of revenues	3,847	3,868
Gross profit	3,504	3,532

Operating expenses
General and administrative	2,894	3,155
Selling and marketing	966	771
Research and development	562	546
Total operating expenses	4,422	4,472
Operating loss	(918)	(940)

Other income, net	40	41
Net loss before income tax expense	(878)	(899)

Income tax expense	14	5
Net loss after income tax expense	$(892)	$(904)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	229,097,973	222,078,462

The accompanying notes are an integral part of these audited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands, except share data)

	Common Shares	Common Par Value	APIC	Accumulated Deficit	Total Equity
Balance at September 30, 2023	213,854,781	214	21,755	(18,939)	3,030
Shares issued for 2023 Warrant Exchange	7,270,958	7	(7)	-	-
Shares issued for legal settlement			15		15
Shares issued for services	437,643	-	20	-	20
Stock-based compensation	4,411,949	5	538	-	543
Net loss	-	-	-	(904)	(904)
Balance at September 30, 2024	225,975,331	226	22,321	(19,843)	2,704
Shares issued for legal settlement	356,400		(1)		(1)
Stock-based compensation	4,897,323	5	327	-	332
Net loss	-	-	-	(892)	(892)
Balance at September 30, 2025	231,229,054	231	22,647	(20,735)	2,143

The accompanying notes are an integral part of these audited consolidated financial statements.

SIDECHANNEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(892)	$(904)
Adjustments to reconcile net loss to net cash flows provided by / (used in) operating activities:
Depreciation	16	12
Amortization	150	180
Legal settlement paid in stock	(1)	15
Stock-based compensation and payments for services, net	332	563

Changes in operating assets and liabilities:
Accounts receivable, net	179	102
Prepaid expenses and other assets	11	(4)
Accounts payable and accrued liabilities	(214)	116
Income taxes payable	3	(8)
Deferred revenue	286	235
Net cash provided by / (used in) operating activities	(130)	307

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale (purchase) of short-term investments	150	(250)
Purchase of fixed assets	-	(15)
Net cash provided by / (used in) investing activities	150	(265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	-	(50)
Net cash used in financing activities	-	(50)

INCREASE / (DECREASE) IN CASH	20	(8)
CASH, BEGINNING OF PERIOD	1,045	1,053
CASH, END OF PERIOD	$1,065	$1,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Shares Issued for Services	$-	$20
Purchase of RSUs sold by employees to pay for taxes due on vested RSUs	63	119

The accompanying notes are an integral part of these audited consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

This assessment is through December 31, 2026, because our fiscal year 2025 financial statements were issued during December 2025. For the year ended September 30, 2025, we reported a net loss of $892 thousand, which includes $498 thousand of non-cash expenses for depreciation, amortization, and stock-based compensation. Our operating activities used $130 thousand in cash for the year ended September 30, 2025, and our cash balance increased by $20 thousand after gaining $150 thousand of cash for investing and financing activities. We may incur continued net losses until we generate revenues more than our expenses; however, we intend to increase revenue or decrease expenses such that our current cash balance and net cash provided by operations will allow us to sustainably fund our business. We cannot be certain that this will be achieved. We don’t currently have any credit facilities available to us.

We have determined that substantial doubt does not exist about our ability to continue as a going concern through December 31, 2026.

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

Segment Information

The Company operates as a single reportable segment focused on cybersecurity solutions, which consists of two primary revenue-generating categories: 1) vCISO Services and 2) Cybersecurity Software and Services.

●	vCISO Services: This category captures the revenue from the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis. Embedded into the C-suite executive teams of our clients, our vCISOs deliver services including assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO services. Engagements typically include a fixed monthly subscription fee and exceed 12 months because of renewal options of 1, 3, 6, or 12 months.

●	Cybersecurity Software and Services: This category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets, including Enclave. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers and VARs. Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category.

Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Revenue is the primary segment performance measure reviewed by the CODM for operational and capital allocation decisions.

The following table presents revenue reviewed by the CODM for the twelve months ended September 30, 2025 and 2024:

	Twelve Months Ended
(in thousands)	September 30,
	2025	2024
vCISO services	$4,083	$4,798
Cybersecurity software and services	3,268	2,602
Total	$7,351	$7,400

Business Combinations

Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Fair values of intangible assets are estimated by valuation models prepared by our management and third-party advisors. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheets, and the operating results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Any change in the fair value of acquisition-related contingent consideration after the acquisition date, including changes from events after the acquisition date, will be recognized in the consolidated statement of operations in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.

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

For the year ended September 30, 2025, there was no change in the amount of the allowance for credit losses. There was no bad debt expense recorded for the years ended September 30, 2025 and 2024.

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

Goodwill, Intangible, and Long-Lived Assets

We account for goodwill and intangible assets in accordance with ASC Topic 350 (Intangibles – Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually during the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, because of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization, and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. The goodwill was evaluated at the balance sheet date of September 30, 2025. For fiscal years 2025 and 2024, we recorded no impairment of goodwill.

None of the goodwill associated with business combinations is deductible for income tax purposes.

We did not record indefinite-lived intangible assets in the fiscal years ended September 30, 2025 and 2024.

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

Revenue is recognized over a period of time for monthly service subscriptions and software licenses. Revenue is recognized at a point in time when, or as, the performance obligation is satisfied for fixed fee projects and time and material based billing. The completed work products we create for our clients do not have alternative uses to SideChannel and our Contracts created a right to payment for work completed. Each of the fixed fee project performance obligations we delivered in fiscal year 2025 were accompanied by an upfront payment. Our determination for point in time revenue recognition is based upon client acceptance of the performance obligation.

We do not have any material variable consideration arrangements, client-specific acceptance criteria, or any material payment terms with our clients other than standard payment terms which generally range from net 15 to net 30 days.

Principal vs Agent

We resell the software and services provided by third parties. When we have discretion over the pricing used in the Contracts with our clients then we deem ourselves to be the principal for purposes of revenue recognition and record revenue on a gross basis using the price specified in the Contract. This is the case for almost all the third-party software and services we sell. Also consistent in our determinations to recognize revenue as the principal is our ability to direct the third party to provide the service to the client on our behalf.

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

See Note 6 for further disclosures regarding our leases.

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

We use the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. We did not record any liabilities for uncertain tax positions during the years ended September 30, 2025 or 2024.

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

Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. For us, annual reporting requirements were effective for our fiscal year 2025 beginning on October 1, 2024, and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2026. We manage our operations as a single operating segment for the purpose of assessing performance and making operating decisions. Our Chief Executive Officer is our CODM. No changes have been made to the presentation of our financial statements because of this pronouncement.

We did not adopt additional new accounting pronouncements during the year ended September 30, 2025.

Accounting Pronouncements Not Yet Adopted

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

In March 2024, the Securities and Exchange Commission issued a rule which will require companies to make certain climate-related disclosures in periodic filings. The rule includes certain disclosures in the footnotes of the financial statements:

● capitalized costs, expenditures expensed, and losses incurred because of severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures, and sea level rise;

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

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with maturities of less than 90 days from the purchase date are included in “Cash and cash equivalents.” Time deposits with maturities from 91-360 days are included in “Short-term investments.” As of September 30, 2025 and 2024, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments as of September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024
Cash equivalents
Money market funds	$-	$6
Total cash equivalents	$-	$6

Short-term investments
Time deposits	100	250
Total short-term investments	$100	$250

For more information about the fair value of the Company’s financial instruments, see Note 7.

NOTE 5 – DEFERRED COSTS

On July 23, 2021, we entered into a financial advisory and consulting agreement with Paulson Investment Company, LLC (“Paulson”). Pursuant to the agreement, Paulson will provide the following services at the Company’s request: (a) familiarize itself with the Company’s business, assets, and financial condition; (b) assist the Company in developing strategic and financial objectives; (c) assist the Company in increasing its exposure in the software industry; (d) assist the Company in increasing its profile in the investment and financial community through introductions to analysts and potential investors, participation in investment conferences and exploitation of reasonably available media opportunities; (e) identify potentially attractive merger and acquisition opportunities; (f) review possible innovative financing opportunities and (g) render other financial advisory services as may be reasonably requested. The term of the agreement is four years from the date of the agreement, unless terminated earlier by either party as provided therein. As compensation for these services, the Company issued to Paulson 4 million shares of the Company’s common stock and agreed to reimburse Paulson for all reasonable and documented expenses incurred by Paulson in connection with providing such services. The fair value of the shares issued was $720 thousand which the Company recognized as deferred costs, which were amortized at a rate of $15 thousand per month through July 2025. The Company expensed $150 thousand and $180 thousand in fiscal years ended September 30, 2025, and 2024, respectively. The unamortized balance of the deferred costs was zero ($0) at September 30, 2025.

NOTE 6 - LEASES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually. The annual renewal date is January 1st. Our current lease payment is $986 per month. The lease allows for a two percent (2%) increase effective at the beginning of each renewal period. We anticipate the lease payment to be $1,006 per month during calendar year 2026.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

Operating lease expenses were $12 thousand and $12 thousand for the fiscal years ended September 30, 2025 and 2024, respectively.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 (Leases) to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term. We do not have any long-term operating leases or financing leases as of September 30, 2025.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2025 and 2024.

	September 30, 2025
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

The entire September 30, 2025, balance of time deposits maturing in 91 to 360 days are certificates of deposit issued by a bank at which total deposits are less than the FDIC limit of $250 thousand.

NOTE 8 – DEBT

SideChannel did not have debt at September 30, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2025 and 2024, we had 231,229,054 and 225,975,331 shares of common stock outstanding, respectively, and were authorized to issue 681,000,000 shares of common stock at a par value of $0.001.

Common Stock Issued for Cash

No common shares were issued for cash in fiscal year 2025 or fiscal year 2024.

Common Stock Issued for Business Combinations

No shares were issued for business combinations in fiscal year 2025 or fiscal year 2024.

Common Stock Issued for Services

No shares were issued for services in fiscal year 2025.

Until March 31, 2024, our Board of Directors elected to have each of its members receive one-half of such member’s quarterly compensation in the form of shares of the Company’s common stock instead of cash. We also use stock as a form of compensation for independent contractors who provide professional services to us in sales, marketing, or administration. During fiscal year 2024, the fair market value of stock issued for services totaled $20 thousand for 437,643 shares of common stock.

Common Stock Issued Under Equity Incentive Plan

We issued 4,897,323 shares of common stock for 6,398,717 restricted stock units (“RSUs”) that vested during the year ended September 30, 2025. The number of RSUs sold by these employees to fund payroll taxes for the year September 30, 2025, was 1,501,394.

We issued 4,411,949 shares of common stock for 6,537,045 restricted stock units (“RSUs”) that vested during the year ended September 30, 2024. The number of RSUs sold by these employees to fund payroll taxes for the year September 30, 2024, was 2,125,096.

Common Stock Issued for Legal Settlement

We issued 356,400 shares of common stock in fiscal year 2025 related to a legal settlement and no shares were issued in fiscal year 2024 related to legal settlements.

Common Stock Issued for Tender Offer

No stock was issued for tender offers in fiscal year 2025.

On August 22, 2023, the Company commenced a Tender Offer for the 69,281,020 Warrants subject to our Offer to Exchange. A new Tender Offer (“Offer to Exchange”) was filed on November 7, 2023.

We closed the November 7 Offer to Exchange on December 26, 2023, resulting in the issuance of 7,270,958 shares of common stock and 17,415,437 new warrants in exchange for 43,538,501 2021 Private Placement Warrants tendered (“2023 Warrant Exchange”).

Preferred Stock

As of September 30, 2025 and 2024, we had zero (0) shares of preferred stock outstanding.

Warrants

We have four categories of warrants outstanding which are summarized below along with exercise prices and expiration dates.

(In thousands, except prices and lives)	Number of Warrants	Exercise Price	Expiration Date
2018 Placement Agent	5,399	$1.00	Aug 7, 2028
2021 Private Placement	12,011	0.36	Apr 16, 2026
2021 Placement Agent	8,333	0.18	Apr 16, 2031
2023 Warrant Exchange	17,415	0.18	Dec 29, 2028
Total Outstanding Warrants	43,158

We did not have any warrant activity during fiscal year 2025.

Warrant activity for years ended September 30, 2025 and 2024, is as follows:

(In thousands, except prices and lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2023	69,281	$0.39	3.31
Granted in 2023 Warrant Exchange	17,415	0.18	4.25
Tendered in 2023 Warrant Exchange	(43,538)	(0.36)	(2.25)
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding at September 30, 2024	43,158	$0.33	3.89

Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding at September 30, 2025	43,158	$0.33	2.89

NOTE 10 – REVENUE FROM CONTRACTS WITH CLIENTS

Deferred revenue is comprised of payments received from our clients and customers for products or services in advance of receiving the product or service and primarily occurs for annual software and service contracts including Enclave. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

(In thousands)
Balance at September 30, 2023	$280
Deferral of revenue	1,258
Recognition of revenue	(1,023)
Balance at September 30, 2024	$515
Deferral of revenue	1,776
Recognition of revenue	(1,490)
Balance at September 30, 2025	$801

NOTE 11 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

No client individually accounted for over 10% of our revenue during the years ended September 30, 2025, or 2024.

We had two clients each with an accounts receivable balance that exceeded 10% of accounts receivable at September 30, 2025.

We maintain our cash, cash equivalents, and short-term investments in accounts held by highly reputable financial institutions (collectively “Deposits”). The Federal Deposit Insurance Corporation (“FDIC”) insures these Deposits up to $250 thousand per financial institution. At times our balance at each institution may exceed the $250 thousand FDIC insured limit. As of September 30, 2025, we had insured Deposits totaling $424 thousand at three (3) distinct financial institutions leaving approximately $741 thousand of our Deposits uninsured. We have not experienced any losses on Deposits.

NOTE 12 – RELATED PARTY TRANSACTIONS

Brian Haugli, our Chief Executive Officer and our stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). In September 2020, SideChannel assigned to RealCISO Inc. certain contracts and intellectual property. We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pays licensing fees to RealCISO for such use. For fiscal years 2025, and 2024, SideChannel paid $75 thousand and $30 thousand to RealCISO for licenses, respectively.

We also invoiced $34 thousand and $122 thousand from RealCISO for software development services that we provided RealCISO during fiscal years 2025 and 2024, respectively.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for approximately $24 thousand. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board. On July 8, 2024, AUSA signed an agreement for recurring vCISO Services which generated approximately $9 thousand of revenue in fiscal year 2024 and $54 thousand of annual revenue in fiscal year 2025 for the Company before terminating in March 2025. SideChannel reserved booth space at the AUSA Global Force Symposium held in March 2025 and paid $8 thousand to AUSA for this event.

No other related party transactions occurred during the years ending September 30, 2025, and September 30, 2024.

NOTE 13 – STOCK-BASED COMPENSATION

As of September 30, 2025, we had 15.3 million unvested RSUs granted under the 2021 Omnibus Equity Compensation Plan (the “2021 Equity Incentive Plan”) approved by stockholders on September 13, 2021.

The stockholder approval of the 2021 Equity Incentive Plan included a reserve of 8.0 million shares for awards. The 2021 Equity Incentive Plan also allows for an annual increase in the reserve up to an amount approximately equal to five percent (5%) of the fully diluted outstanding shares at the end of the prior calendar year. On June 29, 2022, the Board of Directors authorized an 8,186,106 increase in the shares reserved for the 2021 Equity Incentive Plan. On February 15, 2024, the Board of Directors authorized an increase of 13,599,334 in the shares reserved for the 2021 Equity Incentive Plan. On February 3, 2025, the Board of Directors authorized an increase of 14,196,898 in the shares reserved for the 2021 Equity Incentive Plan. Awards granted under the 2021 Equity Incentive Plan in lieu of compensation are exempt from counting against the reserve.

2021 Omnibus Equity Incentive Plan Reserve
(In thousands)

Initial Reserve at September 13, 2021	8,000
Non-exempt awards	(36,280)
Forfeitures	3,983
Annual reserve increases	35,982
Reserve at September 30, 2025	11,685

Reserve percent of outstanding shares at September 30, 2025	5.1%

We typically have granted RSUs and stock options with a 3-year, service-based vesting period. Our unvested RSUs and stock options are accounted for based on their grant date fair value. As of September 30, 2025, total compensation expense to be recognized in future periods was $525 thousand. That cost is expected to be recognized over the remaining vesting period.

Our total stock-based compensation expense for the year ended September 30, 2025, was $395 thousand for the amortization of outstanding equity compensation grants.

Certain employees opted to sell RSUs back to the Company at the fair market value on the vesting date to fund their portion of payroll taxes due on the taxable income generated by the vested RSUs. For the year ended September 30, 2025, we purchased RSUs with a vesting date value of $63 thousand. Our Statement of Stockholders Equity reflects the net increase of $332 thousand as of September 30, 2025, or $395 thousand of total stock-based compensation expense, less the $63 thousand of RSUs purchased. Forfeitures are recognized as they occur and result in an increase to our reserve,

We incurred stock-based compensation expense of $682 thousand for the year ended September 30, 2024, which is comprised of $20 thousand for shares issued for services and $662 thousand for the amortization of outstanding equity compensation grants. For the year ended September 30, 2024, we purchased RSUs with a vesting date value of $119 thousand.

Stock-based compensation of $338 thousand, $15 thousand, and $42 thousand was included in general and administrative expense, selling and marketing expense, and research and development expense respectively in our accompanying Consolidated Statements of Operations for the year ended September 30, 2025.

Restricted Stock Units

We record compensation expense for RSUs based on the closing market price of our stock at the grant date and amortize the expense over the vesting period which is typically three years. For RSUs, we recognize compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. The fair value of stock awards is based on the quoted price of our common stock on the grant date.

The following table summarizes the activity of our RSUs granted under the 2021 Equity Incentive Plan during the years ended September 30, 2025, and September 30, 2024.

Outstanding Restricted Stock Unit Grants	Number of RSU’s	Weighted Average Grant Date Value Per RSU
(In thousands)

Outstanding Grants at September 30, 2023	8,637	$0.10
Granted	11,048	0.05
Vested	(6,537)	0.08
Canceled/Forfeited	(2,000)	0.10
Outstanding Grants at September 30, 2024	11,148	0.06

Granted	11,498	0.04
Vested	(6,399)	0.06
Canceled/Forfeited	(946)	0.06
Outstanding Grants at September 30, 2025	15,301	$0.05

The weighted-average remaining vesting period of RSUs at September 30, 2025, was 1.85 years. The total grant-date fair value of RSUs vested during fiscal years 2025 and 2024, was $414 thousand, and $554 thousand, respectively.

Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing share price on the last trading day of the relevant fiscal period. The approximate aggregate intrinsic value of RSUs outstanding at September 30, 2025, was $995 thousand. The approximate aggregate intrinsic values of RSUs awarded during fiscal years 2025 and 2024 were $747 thousand and $475 thousand, respectively. The Company’s closing share price was approximately $0.07 on September 30, 2025, and $0.04 on September 30, 2024.

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

We have no other forms of equity compensation outstanding as of September 30, 2025. We did not have grants, vesting, or forfeitures of any other forms of equity compensation during fiscal year 2025.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

We are currently not involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Recently Settled Litigation

In April 2021, Eric Marquez, the former Secretary/Treasurer and Chief Financial Officer of Cipherloc Corporation, and certain other plaintiffs, filed a lawsuit against Cipherloc Corporation and Michael De La Garza, Cipherloc’s former Chief Executive Officer and President, in the 20th Judicial District for Hays County, Texas (Cause No. 20-0818). We executed a settlement agreement with the plaintiffs on December 13, 2024, resulting in the dismissal of the lawsuit with prejudice on January 2, 2025. The settlement agreement requires the Company to issue the plaintiffs a combined 356,400 shares of common stock and pay a total of $95 thousand in cash in six equal, quarterly installments of approximately $16 thousand each, beginning by January 1, 2025, and ending by April 1, 2026. The expenses associated with this settlement were included in our results for the fiscal year ended September 30, 2024. Four payments totaling approximately $63 thousand have been made and 356,400 shares of common stock have been issued as of September 30, 2025.

NOTE 15 - INCOME TAXES

We began filing consolidated federal and state income tax returns beginning for the tax year ended September 30, 2023. We have adopted the provisions related to accounting for uncertainty in income taxes, which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have considered our tax positions and believe that all the positions taken by us in our federal and state tax returns are more likely than not to be sustained upon examination.

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

The provision for income taxes from continued operations for the years ended September 30, 2025 and 2024 consist of the following:

	September 30,
(In thousands)	2025	2024
Current:
Federal	$—	$—
State	14	5
Total	$14	$5

Deferred:
Federal	$—	$—
State	—	—
Total	—	—

Provision for income taxes, net	$14	$5

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2025	2024
Statutory federal income tax rate	21.00%	21.00%
Non-deductible meals & entertainment	(0.75)	(0.27)
Non-deductible contingent consideration	—	—
Prior year adjustment	(0.16)	(12.88)
State tax	0.02	(26.91)
Loss of NOL due to statute	(13.22)	(36.65)
Change in valuation allowance	(8.57)	55.71

Effective tax rate	(1.68)%	0.00%

For the years ended September 30, 2025 and 2024, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $14 thousand for the year ended September 30, 2025, and $5 thousand for the year ended September 30, 2024, due to state income taxes payable to the jurisdictions in which we have nexus.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Federal

	September 30,
	2025	2024
Net operating loss carry forward	$7,184	$7,190
Intangible asset – not deductible for tax	—	—
AIPR&D capitalization	247	188
Other	39	34
Deferred compensation	168	124
Valuation allowance	(7,638)	(7,536)
Deferred income tax asset	$—	$—

State

	September 30,
	2025	2024
Net operating loss carry forward	$228	$230
Intangible asset – not deductible for tax	—	—
Other	105	90
Valuation allowance	(333)	(320)
Deferred income tax asset	$—	$—

The Company has a net operating loss carry forward of $34.2 million available to offset future taxable income, of which, $2.6 million will expire within the next five years, $10.4 million will expire thereafter, and the remaining $21.2 million will not expire. For income tax reporting purposes, the Company’s aggregate unused net operating losses were subject to the limitations of Section 382 of the Internal Revenue Code, as amended. The Company has adjusted the net operating losses incurred prior to 2015 to reflect only the losses not subject to limitation. The Company has provided for a valuation reserve against the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. For income tax reporting purposes, Management has determined that net operating losses prior to February 5, 2015, are subject to an annual limitation of approximately $525 thousand.

Utilization of the pre-Business Combination net operating loss carryforwards (“pre-Combination NOL’s”) attributable to Cipherloc may become subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes occurred during the tax year during the tax year ended September 30, 2022. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Future ownership changes may trigger Section 382 and therefore, substantially limit the amount of pre-Combination NOLs that can be utilized annually to offset future taxable income.

The Company is current on all its federal income tax filings. The Company is subject to IRS examinations for periods beginning after September 30, 2020, and all net operating losses we may use in future federal tax filings are subject to IRS examination.

NOTE 16 - SUBSEQUENT EVENTS

On December 8, 2025, Anna Seacat was appointed to our Board. The Board considers Ms. Seacat to be “independent” under the independent director requirements of the Nasdaq Stock Market LLC.

On December 9, 2025, Deborah MacConnel, a current Member of the Board of Directors (“Board”) of SideChannel, Inc., (the “Company”), and the Chairwoman of the Board informed the Company of her upcoming retirement from the Board of Directors.

Ms. MacConnel will remain a member of the Board and the Chairwoman until the Company’s next Annual Stockholders Meeting (“Annual Meeting”), at which time Ms. MacConnel will not stand for re-election as a Member of the Board.

Ms. MacConnel’s departure is not the result of any disagreement with the Company’s management, the Company’s Board or the Company on any matter related to its operations, policies or practices.

In recognition of Ms. MacConnel’s tenure and contributions to the Company during her service as a member of the Board, the Company will provide her with the vesting of 333,667 restricted stock units (“RSUs”), which were awarded to her on December 23, 2024, and are scheduled to vest on March 1, 2026. The remaining 333,667 RSUs from the December 23, 2024, award will be forfeited by Ms. MacConnel.

The Company has evaluated events through December 18, 2025, the filing date of this Annual Report on Form 10-K and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our CEO and CFO have concluded, based upon the evaluation described above, that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below.

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

In connection with the preparation of our audited financial statements for the year ended September 30, 2023, we identified material weaknesses in our internal control over financial reporting, as of September 30, 2023. These material weaknesses had not been fully remediated as of September 30, 2025. The material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP. Specifically, the material weaknesses identified included the following:

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

Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During fiscal year 2025, we continued documenting and enhancing accounting policies, procedures and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures including controls over the preparation and review of account reconciliations, journal entries and classification of certain costs.

Our remediation activities will continue during fiscal year 2026. In addition to the above actions, additional activities may include:

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

Management, under the supervision of the Company’s CEO and CFO, conducted an evaluation, as of September 30, 2025, of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended September 30, 2025, covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than described herein. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2025.

The Company has adopted a Code of Ethics that applies to all our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The complete text of this Code of Ethics is available on the SEC’s EDGAR system as described in Part IV, Item 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation of our directors and officers, is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and the Company’s equity compensation plans are incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the information included in our Proxy Statement for our next Annual Meeting of Stockholders which will be filed with the SEC within 120 days after the end of our fiscal year 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

	1.	Financial Statements

The financial statements and schedules required by this Item 15 are set forth in Part II, Item 8 of this Form 10-K.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger by and between Cipherloc Corporation, a Texas corporation and Cipherloc Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 17, 2021).
3.1	Certificate of Incorporation of Cipherloc Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 30, 2021).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 6, 2022).
3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 6, 2022).
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Form of Securities Purchase Agreement between Cipherloc, a Texas corporation and the several purchasers of the Company’s units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021).
10.2	Form of Registration Rights Agreement dated March 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2021).
10.3	2018 Common Stock Purchase Warrant issued to the placement agents associated with a 2018 private placement conducted by Paulson Investment Company, LLC.
10.4	2021 Common Stock Purchase Warrant issued to the placement agents associated with a 2021 private placement conducted by Paulson Investment Company, LLC.
10.5	2021 Common Stock Purchase Warrant issued to the investors in the 2021 private placement conducted by Paulson Investment Company, LLC.
10.6	Letter Agreement with Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2021).
10.7†	Ryan Polk Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2021).
10.8†	2021 Omnibus Equity Incentive Plan approved by the Company’s stockholders at the 2021 Annual Meeting held September 13, 2021 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 20, 2021).
10.9†	Brian Haugli Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2022).
10.10	Independent Contractor Agreement by and between the Company and Thomas Wilkinson (Thomas W. Wilkinson, CPA, PLLC) dated December 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022).
10.11†	Ryan Polk 2023 Compensation Change Authorization (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).
10.12	Offer to Exchange Common Stock for Certain Outstanding Warrants, dated August 21, 2023 (incorporated by reference to Exhibit (a)(1)(A) to the Schedule TO filed on August 22, 2023).
10.13	Notice of Extension of the Offer to the Holders of the Warrants, dated September 19, 2023 (incorporated by reference to Exhibit (a)(1)(I) to the Schedule TO Amendment No. 2 filed on September 20, 2023.
10.14	Notice of Withdrawal of the Offer to the Holders of Warrants, dated November 3, 2023 (incorporated by reference to Exhibit (a)(1)(J) to the Schedule TO Amendment No. 3 filed on November 3, 2023).
10.15	Offer to Exchange Common Stock for Certain Outstanding Warrants, dated November 6, 2023 (incorporated by reference to Exhibit (a)(1)(A) to the Schedule TO filed on November 7, 2023).
10.16	2023 Common Stock Purchase Warrant as Amended on November 14, 2023, dated November 14, 2023 (incorporated by reference to Exhibit (a)(1)(F) to the Schedule TO Amendment No. 1 filed on November 14, 2023).
10.17	Offer to Exchange Common Stock and New Warrants for 2021 Investor Warrants and Amended on December 1, 2023 (incorporated by reference to Exhibit (a)(1)(H) to the Schedule TO Amendment No. 2 filed on December 4, 2023).
14.1	Code of Ethics for Directors, Officers and Employees of SideChannel and its Affiliates, dated August 8, 2019 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on August 12, 2019).
19.1	SideChannel Insider Trading Policy adopted on March 14, 2024.
21.1	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments).

† Indicates management or compensatory plan or arrangement

* Filed herewith

** Furnished herewith

EXHIBIT 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SideChannel, Inc.

Date: December 18, 2025	By:	/s/ Brian Haugli
Brian Haugli
President and Chief Executive Officer

Date: December 18, 2025	By:	/s/ Ryan Polk
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

Date: December 18, 2025	By:	/s/ Brian Haugli
Brian Haugli
President, Chief Executive Officer, and Director (principal executive officer)

Date: December 18, 2025	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: December 18, 2025	By:	/s/ Deborah MacConnel
Deborah MacConnel
Chairwoman of the Board

Date: December 18, 2025	By:	/s/ Robert Brown
Robert Brown
Director

Date: December 18, 2025	By:	/s/ Nick Hnatiw
Nick Hnatiw
Chief Technology Officer and Director

Date: December 18, 2025	By:	/s/ Hugh Regan, Jr.
Hugh Regan, Jr.
Director

Date: December 18, 2025	By:	/s/ Anna Seacat
Anna Seacat
Director

