Form 10-Q
period 2025-12-31
SideChannel, Inc.
filed 2026-02-17
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 17, 2026, the registrant had 4,467,207 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$495	$1,065
Short-term investments	100	100
Accounts receivable, net	686	553
Prepaid expenses and other current assets	328	374
Total current assets	1,609	2,092

Fixed assets	13	17
Goodwill	1,356	1,356
Total assets	$2,978	$3,465

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$445	$515
Deferred revenue	677	801
Income taxes payable	9	6
Total current liabilities	1,131	1,322

Total liabilities	1,131	1,322

Commitments and contingencies (Note 14)

Common stock, $0.001 par value, 681,000,000 shares authorized; 4,446,713 shares issued and outstanding as of December 31, 2025, and September 30, 2025	4	4
Additional paid-in capital	22,974	22,874
Accumulated deficit	(21,131)	(20,735)
Total stockholders’ equity	1,847	2,143
Total liabilities and stockholders’ equity	$2,978	$3,465

The Company’s common stock shares issued and outstanding, common stock and additional paid-in capital as of December 31, 2025, and September 30, 2025, have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Revenues	$1,774	$1,908
Cost of revenues	865	1,034
Gross profit	909	874

Operating expenses
General and administrative	677	660
Selling and marketing	457	267
Research and development	175	153
Total operating expenses	1,309	1,080
Operating loss	(400)	(206)

Other income, net	7	13
Net loss before income tax expense	(393)	(193)

Income tax expense	3	2
Net loss	$(396)	$(195)
Net loss per common share – basic and diluted	$(0.09)	$(0.04)
Weighted average common shares outstanding – basic and diluted	4,446,713	4,346,574

The Company’s weighted average common shares outstanding and net loss per common share – basic and diluted for the three months ended December 31, 2025, and December 31, 2024, have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at September 30, 2025	4,446,713	$4	$22,874	$(20,735)	$2,143
Stock-based compensation	-	-	100	-	100
Net loss	-	-	-	(396)	(396)
Balance at December 31, 2025	4,446,713	$4	$22,974	$(21,131)	$1,847

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at September 30, 2024	4,345,680	$4	$22,543	$(19,843)	$2,704
Shares issued for legal settlement	6,854	-	(1)	-	(1)
Stock-based compensation	-	-	112	-	112
Net loss	-	-	-	(195)	(195)
Balance at December 31, 2024	4,352,534	$4	$22,654	$(20,038)	$2,620

The Company’s common shares outstanding (shares and amount) and additional paid-in capital have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes,

which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(396)	$(195)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	4	49
Legal settlement paid in stock	-	(1)
Stock-based compensation and payments for services, net	100	112

Changes in operating assets and liabilities:
Accounts receivable, net	(133)	147
Prepaid expenses and other assets	46	96
Accounts payable and accrued liabilities	(70)	(139)
Income taxes payable	3	2
Deferred revenue	(124)	4
Net cash provided by (used in) operating activities	(570)	75

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by / (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH	(570)	75
CASH, BEGINNING OF PERIOD	1,065	1,045
CASH, END OF PERIOD	$495	$1,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Our headquarters are located at 146 Main Street, Suite 405, Worcester, MA 01608. Our website is www.sidechannel.com.

NOTE 2 – REVERSE STOCK SPLIT

On February 12, 2025, at the annual meeting of stockholders, the stockholders of the Company approved and adopted an amendment to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), to effectuate a reverse stock split of the Company’s outstanding shares of common stock, at a ratio of no less than 1-for-2 and no more than 1-for-200, with such ratio to be determined by the Company’s board of directors (the “Board”) in its sole discretion. On August 21, 2025, the Board approved a reverse stock split at a ratio of 1-for-52 (the “Reverse Split”). On January 12, 2026, the Company filed a certificate of amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effectuate the Reverse Split. The Certificate of Amendment was effective for state law purposes at 4:00 p.m. ET on January 22, 2026, after the close of trading on the OTCQB, such that the Company’s common stock began trading on a post-Reverse Split basis at market open on January 23, 2026.

On January 16, 2026, the Company filed a certificate of correction to the Certificate of Amendment (the “Certificate of Correction”) to correct a scrivener’s error in the Certificate of Amendment. The Certificate of Amendment indicated that any fractional shares resulting from the Reverse Split would be rounded “to the nearest whole share” of common stock, rather than providing that any fractional shares would be rounded “up to the nearest whole share” of common stock, as the Company intended.

Accordingly, at 4:00 p.m. ET on January 22, 2026, after the close of trading on the OTCQB, each 52 shares of issued and outstanding common stock (collectively, the “Pre-Split Common Stock”) were automatically, and without any action on the part of the holder thereof, reclassified such that each 52 shares of Pre-Split Common Stock became one share of common stock, with any resulting fractional shares common stock being rounded up to the nearest whole share of common stock.

The Reverse Split had no effect on our authorized number of shares of common stock, par value of common stock, total assets, total liabilities or stockholders’ equity. We restated our common shares outstanding (shares and amount) and the value of our additional paid-in capital (“APIC”) to reflect the number of shares outstanding after the Reverse Split.

NOTE 3 – GOING CONCERN ASSESSMENT

Management has evaluated the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern. Management’s evaluation considered the Company’s current financial condition, including its cash position, recurring operating losses, and historical negative cash flows from operations, as well as its forecasted results and cash flows for the twelve months following the date of issuance of these financial statements.

As of December 31, 2025, the Company had incurred recurring operating losses and experienced negative cash flows from operations, and it had limited cash on hand and constrained access to additional sources of capital. We did not have any credit facilities available to us as of December 31, 2025, or as of the filing date of this Quarterly Report. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Based on its current cash balance, projected cash used in operations, and other obligations coming due during the next twelve months, management determined that, absent mitigating plans, the Company may not have had sufficient liquidity to fund operations and meet its obligations as they become due over that period.

In response to these conditions, management has developed and begun implementing plans intended to improve liquidity and address the factors that initially raised substantial doubt. These plans include a cost-reduction program that is expected to reduce annual operating expenses by approximately $930 thousand beginning in fiscal year 2026. The cost-reduction program consists of actions such as personnel reductions, renegotiation of vendor contracts, and reductions in discretionary spending. Management has already initiated a portion of these actions as of the date these financial statements were issued. Management’s plans also include seeking additional equity and/or debt financing.

After considering the expected impact of these plans, including the anticipated $930 thousand annual reduction in operating expenses, management believes that the Company will have sufficient liquidity to fund its operations and meet its obligations as they become due within one year after the date that these financial statements were issued. The accompanying financial statements have therefore been prepared on a going concern basis and do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, identifiable intangibles, and deferred tax assets and liabilities, including related valuation allowances, are based upon estimates. References to fiscal year 2026 and fiscal year 2025 used throughout this report shall mean the current fiscal year ending September 30, 2026, and the prior fiscal year ended September 30, 2025, respectively.

Reclassifications

Certain prior year amounts have been reclassified to be comparable with the current year’s presentation or adjusted due to rounding and have had no impact on net income or stockholders’ equity.

Segment Information

The Company operates as a single reportable segment focused on cybersecurity solutions, which consists of two primary revenue-generating categories: (1) vCISO Services, and (2) Cybersecurity Software and Services.

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

The following table presents revenue reviewed by the CODM for the three months ended December 31, 2025 and 2024:

	Three Months Ended
(in thousands)	December 31,
	2025	2024
vCISO Services	$845	$1,193
Cybersecurity Software and Services	929	715
Total	$1,774	$1,908

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers’ financial condition. Effective January 1, 2023, we follow the guidance in ASC Topic 326 (Financial Instruments – Credit Losses) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.

There was no bad debt expense recorded for the three months ended December 31, 2025 and 2024.

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

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; and

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There have been no significant events or changes in circumstances during the three months ended December 31, 2025, that would indicate that the carrying amount of the Company’s intangible asset, goodwill, may be impaired as of December 31, 2025.

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers).

Nature of Products and Services

We identify, develop, and deploy cybersecurity and privacy risk management solutions for our clients in North America. We categorize our products and services as either vCISO Services or Cybersecurity Software and Services. The revenue earned from Enclave, our proprietary software product, as well as the revenue from reselling third-party software and services, is included in Cybersecurity Software and Services.

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

Revenue is recognized over a period of time for monthly service subscriptions and software licenses. Revenue is recognized at a point in time when, or as, the performance obligation is satisfied for fixed fee projects and time and material based billing. The completed work products we create for our clients do not have alternative uses to SideChannel and our Contracts created a right to payment for work completed. Generally, each of the fixed fee project performance obligations we deliver is accompanied by an upfront payment. Our determination for point in time revenue recognition is based upon client acceptance of the performance obligation.

We do not have any material variable consideration arrangements, client-specific acceptance criteria, or any material payment terms with our clients other than standard payment terms which generally range from net 15 to net 30 days.

Principal versus Agent

We resell software and services provided by third parties. When we have discretion over the pricing used in the Contracts with our clients then we deem ourselves to be the principal for purposes of revenue recognition and record revenue on a gross basis using the price specified in the Contract. This is the case for almost all the third-party software and services we sell. Also consistent in our determinations to recognize revenue as the principal is our ability to direct the third party to provide the service to the client on our behalf.

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

Leases

We account for leases in accordance with ASC Topic 842 (Leases). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant, or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC Topic 842. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 to short-term leases (leases with a term of one year or less at the commencement date of the lease). Our lease periods are less than one year in duration. Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term.

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

We use the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. We did not record any liabilities for uncertain tax positions during the three months ended December 31, 2025.

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

Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. For us, annual reporting requirements were effective for our fiscal year 2025 beginning on October 1, 2024, and interim reporting requirements were effective beginning with our first quarter of fiscal year 2026. We manage our operations as a single operating segment for the purpose of assessing performance and making operating decisions. Our Chief Executive Officer is our CODM. No changes have been made to the presentation of our financial statements because of this pronouncement.

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

We did not adopt additional new accounting pronouncements during the three months ended December 31, 2025.

Accounting Pronouncements Not Yet Adopted

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

The climate-related footnote disclosures are effective for annual filings for the year ending September 30, 2026. The Company is currently evaluating the impact of the adoption of the rule.

The Company does not believe that the above recently issued, but not yet effective, accounting standards, if and when adopted, will have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 5 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with maturities of less than 90 days from the purchase date are included in “Cash and cash equivalents.” Time deposits with maturities from 91-360 days are included in “Short-term investments.” As of December 31, 2025, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments as of December 31, 2025, and September 30, 2025:

	December 31,	September 30,
	2025	2025
Cash equivalents
Money market funds	$201	$-
Total cash equivalents	$201	$-

Short-term investments
Time deposits	100	100
Total short-term investments	$100	$100

Short-Term Investment	Carrying Amount	Original Maturity Date
Time deposits	$100	March 8, 2026

For more information about the fair value of the Company’s financial instruments, see Note 7.

NOTE 6 - LEASES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually. The annual renewal date is January 1st. Our current lease payment is $986 per month. The lease allows for a 2% increase effective at the beginning of each renewal period. The lease payment will be $1,006 per month during calendar year 2026.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

Operating lease expenses were $3 thousand and $3 thousand for the three months ended December 31, 2025 and 2024, respectively.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 (Leases) to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term. We do not have any long-term operating leases or financing leases as of December 31, 2025.

We expect to pay approximately $12 thousand over the next 12 months for the Worcester lease.

NOTE 7 – FAIR VALUE MEASUREMENT

ASC Topic 820 “Fair Value Measurement” (“Topic 820”) defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Topic 820 is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2025, and September 30, 2025.

	December 31, 2025
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

The entire December 31, 2025, balance of time deposits maturing in 91 to 360 days are certificates of deposit issued by a bank at which total deposits are less than the FDIC limit of $250 thousand.

NOTE 8 – DEBT

SideChannel did not have debt at December 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2025, and September 30, 2025, we had 4,446,713 shares of common stock outstanding. The outstanding shares were retroactively restated for the effect of the Reverse Split from 231,229,054 to 4,446,713.

The authorized shares and par value per share of common stock were unchanged by the Reverse Split and remain at 681,000,000 shares and $0.001 per share, respectively.

We restated our common shares outstanding (shares and amount) and the value of our APIC to reflect the number of shares outstanding after the Reverse Split.

Preferred Stock

As of December 31, 2025, we had zero (0) shares of preferred stock outstanding and were authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share.

Warrants

We have four categories of warrants outstanding which are summarized below along with exercise prices and expiration dates.

(In thousands, except prices and lives)	Number of Warrants	Exercise Price	Expiration Date
2018 Placement Agent	106	$52.00	Aug 7, 2028
2021 Private Placement	231	18.72	Apr 16, 2026
2021 Placement Agent	160	9.36	Apr 16, 2031
2023 Warrant Exchange	335	9.36	Dec 29, 2028
Total Outstanding Warrants	832

The following table summarizes warrant activity for the three months ended December 31, 2025:

(In thousands, except prices and lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2025	832	$17.40	2.89
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding at December 31, 2025	832	$17.40	2.64

NOTE 10 – REVENUE FROM CONTRACTS WITH CLIENTS

Deferred revenue is comprised of payments received from our clients and customers for products or services in advance of receiving the product or service and primarily occurs for annual software and service contracts including Enclave. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

(In thousands)
Balance at September 30, 2025	$801
Deferral of revenue	323
Recognition of revenue	(447)
Balance at December 31, 2025	$677

NOTE 11 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

No client individually accounted for over 10% of our revenue during the three months ended December 31, 2025 and 2024.

We had three clients each with an accounts receivable balance that exceeded 10% of accounts receivable at December 31, 2025.

We maintain our cash, cash equivalents, and short-term investments in accounts held by highly reputable financial institutions (collectively “Deposits”). The Federal Deposit Insurance Corporation (“FDIC”) insures these Deposits up to $250 thousand per financial institution. At times our balance at each institution may exceed the $250 thousand FDIC insured limit. As of December 31, 2025, we had insured Deposits totaling $388 thousand at three (3) distinct financial institutions, leaving approximately $207 thousand of our Deposits uninsured. We have not experienced any losses on Deposits.

NOTE 12 – RELATED PARTY TRANSACTIONS

We did not have any new related party transactions or material changes to existing related party transactions during the three months ended December 31, 2025.

Brian Haugli, our Chief Executive Officer, a member of our Board of Directors, and a significant stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pay licensing fees to RealCISO for such use.

For the three months ended December 31, 2025, we paid $14 thousand to RealCISO for licenses, and invoiced RealCISO $12 thousand for software development services that we provided RealCISO.

No other related party transactions occurred during the three months ended December 31, 2025.

For fiscal years ended September 30, 2025 and 2024, SideChannel paid $75 thousand and $30 thousand to RealCISO for licenses, respectively. We also invoiced $34 thousand and $122 thousand from RealCISO for software development services that we provided RealCISO during fiscal years ended September 30, 2025, and 2024, respectively.

On October 13, 2023, the Association of the US Army (“AUSA”) signed an agreement for a cybersecurity risk assessment for approximately $24 thousand. On February 15, 2024, the President of AUSA, Retired U.S. Army General Robert Brown, joined our Board. On July 8, 2024, AUSA signed an agreement for recurring vCISO Services which generated approximately $9 thousand of revenue in fiscal year 2024 and $54 thousand of revenue in fiscal year 2025 for the Company before terminating in March 2025. SideChannel reserved booth space at the AUSA Global Force Symposium held in March 2025 and paid $8 thousand to AUSA for this event.

NOTE 13 – STOCK-BASED COMPENSATION

We grant equity compensation awards to directors, employees, and contractors under the 2021 Omnibus Equity Compensation Plan. We have granted restricted stock units (“RSUs”) and stock options with service-based vesting conditions with vesting typically occurring over a 3-year period.

The award quantities and grant date fair values have been retroactively adjusted to reflect the Reverse Split.

Restricted Stock Units

The following table summarizes the activity of our RSUs granted under our Equity Incentive Plan during the three months ended December 31, 2025:

(In thousands)	Number of RSUs
Outstanding RSUs at September 30, 2025	294
Granted	33
Vested	(0)
Canceled/Forfeited	(2)
Outstanding RSUs at December 31, 2025	325

During the quarter ended December 31, 2025, we awarded 32,695 RSUs to new employees. Vesting occurs over three years beginning on March 1, 2026, and ending on March 1, 2028, for 30,771 granted RSUs and the remaining 1,924 vest on March 1, 2026. The average grant date fair value of RSUs granted during the three months ended December 31, 2025, was $3.36. The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

Our total stock-based compensation expense for the three months ended December 31, 2025, was $100 thousand for the amortization of outstanding equity compensation grants. Stock-based compensation of $76 thousand is included in general and administrative expense, $15 thousand in selling and marketing expense, and $9 thousand in research and development expense.

The unamortized stock compensation expense at December 31, 2025, was $531 thousand, and the remaining weighted average term to vesting was 1.64 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We are currently not involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

NOTE 15 - SUBSEQUENT EVENTS

On February 12, 2025, at the Company’s annual meeting of stockholders, stockholders approved and adopted an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s outstanding shares of common stock, at a ratio of no less than 1-for-2 and no more than 1-for-200, with such ratio to be determined by the Board in its sole discretion. On August 21, 2025, the Board approved the 1-for-52 Reverse Split. On January 12, 2026, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effectuate the Reverse Split. The Certificate of Amendment was effective for state law purposes at 4:00 p.m. ET on January 22, 2026, after the close of trading on the OTCQB, such that the Company’s common stock began trading on a post-Reverse Split basis at market open on January 23, 2026.

On January 16, 2026, the Company filed a Certificate of Correction to correct a scrivener’s error in the Certificate of Amendment. The Certificate of Amendment indicated that any fractional shares resulting from the Reverse Split would be rounded “to the nearest whole share” of common stock, rather than providing that any fractional shares would be rounded “up to the nearest whole share” of common stock, as the Company intended.

Accordingly, at 4:00 p.m. ET on January 22, 2026, after the close of trading on the OTCQB, each 52 shares of issued and outstanding Pre-Split Common Stock was automatically, and without any action on the part of the holder thereof, reclassified such that each 52 shares of Pre-Split Common Stock became one share of common stock, with any resulting fractional shares common stock being rounded up to the nearest whole share of common stock. The Company’s common stock began trading on a post-Reverse Split basis at market open on January 23, 2026.

The Reverse Split had no effect on our authorized number of shares of common stock, par value of common stock, total assets, total liabilities or stockholders’ equity. We restated our common shares outstanding (shares and amount) and the value of our APIC to reflect the number of shares outstanding after the Reverse Split.

On January 23, 2026, in connection with the rounding up of fractional shares resulting from the Reverse Split, the Company issued an aggregate of 20,494 shares of common stock. Of this amount, 397 shares of common stock were issued to to stockholders of record and 20,097 shares of common stock were issued to CEDE & Co.

The Company has evaluated events through February 17, 2026, the filing date of this Quarterly Report on Form 10-Q and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”), and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our 2025 Form 10-K.

Our logo and some of our trademarks and tradenames are used in this Quarterly Report. Solely for convenience, trademarks, tradenames, and service marks referred to in this Quarterly Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks herein are not intended to indicate in any way that we will not fully assert under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners of other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names herein to imply a relationship with, or endorsement or sponsorship of us by, any other persons, firm or entity, except as otherwise so expressly indicated.

The market data and certain other statistical information used throughout this Quarterly Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all the disclosures contained in this Quarterly Report, and we believe these industry publications and third-party research, surveys and studies are reliable. We are not aware of any misstatements regarding any third-party information presented in this Quarterly Report; however, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Part II Item 1A. Risk Factors” of this Quarterly Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to SideChannel (as defined herein), is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “SideChannel,” and “SideChannel, Inc.” refer specifically to SideChannel, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Quarterly Report only:

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

Our growth strategy focuses on these three initiatives:

●	Increasing adoption of Enclave: By promoting Enclave and our other cybersecurity solutions to our existing vCISO clients, we aim to deepen our relationships and provide comprehensive, integrated security solutions. This supports the increased demand for zero trust strategies and remote worker technologies.

●	Securing new vCISO Services Clients: As organizations plan to increase security investments due to breaches and the rising complexity of cyber threats, we aim to expand our client base by offering flexible, expert vCISO Services that address budget constraints and the need for rapid security posture establishment.

●	Adding new Cybersecurity Software and Services offerings: We plan to enhance our portfolio by incorporating transformational technologies such as AI-based security operations, data security posture management, polymorphic encryption, cyber-physical system security, and application security posture management. This aligns with industry trends and the anticipated incremental spend on application and data security due to generative AI.

We internally report our revenue using two categories:

●	vCISO Services: This category captures the revenue from the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis. Embedded into the C-suite executive teams of our clients, our vCISOs deliver services including assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO Services. Engagements typically include a fixed monthly subscription fee and exceed 12 months because of renewal options of 1, 3, 6, or 12 months.

●	Cybersecurity Software and Services: This category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets, including Enclave. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers and value-added resellers (“VARs”). Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category.

Revenue

The following revenue metrics are for the three months ended December 31, 2025, compared to the three months ended December 31, 2024:

●	Total revenue decreased by $134 thousand or 7.0%.
●	vCISO Services revenue decreased by $348 thousand or 29.2%.
●	Cybersecurity Software and Services category revenue grew by $214 thousand or 29.9%

The year-over-year decline in vCISO Services revenue reflects the loss of clients with a higher than average annual contract value and the transitioning of vCISO Services clients into lower revenue generating Cybersecurity Software and Services. Cybersecurity Software and Services revenue benefited from these transitions along with the expansion of the software and services offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new, while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for the three months ended December 31, 2025 and 2024:

New and Retained Revenue
(in thousands)
vCISO FY26
vCISO FY25
Cybersecurity Software and Services FY26
Cybersecurity Software and Services FY25
$845
New $139
Retained $706
$1,193
New $486
Retained $707
$929
New $281
Retained $648
$715
New $307
Retained $408

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for the trailing twelve months ended December 31, 2025, and September 30, 2025, by revenue category:

	Trailing Twelve Months Ended
	December 31, 2025	September 30, 2025

vCISO Services	56.0%	56.4%
Cybersecurity Software and Services	81.7%	76.9%
Total	65.3%	63.6%

Results of Operations

Three Months Ended December 31, 2025, Compared to Three Months Ended December 31, 2024

	Three Months Ended
	December 31,
(in thousands)	2025	2024
Revenues	$1,774	$1,908
Cost of revenues	865	1,034
Gross profit	909	874
Gross margin	51.2%	45.8%
Operating expenses
General and administrative	677	660
Selling and marketing	457	267
Research and development	175	153
Total operating expenses	1,309	1,080
Operating loss	(400)	(206)

Other income, net	7	13
Net loss before income tax expense	(393)	(193)

Income tax expense	3	2
Net loss	$(396)	$(195)

Revenue. Our revenue was $1.8 million for the quarter ended December 31, 2025, compared to $1.9 million for the quarter ended December 31, 2024, representing a decrease of $134 thousand or 7.0%. This decrease was primarily due to the loss of clients with higher than average contract value as discussed in the Overview.

Gross Profit. Our gross profit was $909 thousand and gross margin was 51.2% for the quarter ended December 31, 2025, compared to $874 thousand or 45.8% for the quarter ended December 31, 2024. The increase in our gross margin was the result of Enclave, which has a high gross margin, contributing a larger percentage of our revenue in the three months ended December 31, 2025, than for the three months ended December 31, 2024. Additional factors contributing to our gross margin increase in the quarter ended December 31, 2025 were improved utilization of service delivery employees in the current fiscal year compared to the prior fiscal year and lower bonus expense accrued in fiscal year 2026 compared to fiscal year 2025.

Operating Expenses. Operating expenses increased $229 thousand or 21.2% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expenses were $677 thousand for the three months ended December 31, 2025, compared to $660 thousand for the three months ended December 31, 2024, representing an increase of $17 thousand or 2.6%. The increase was the result of higher personnel expenses partially offset by lower consulting, legal, and amortization costs.

Selling and Marketing Expenses. Our sales and marketing expenses were $457 thousand for the three months ended December 31, 2025, compared to $267 thousand for the three months ended December 31, 2024, representing an increase of $190 thousand or 71.2% due to an increase in employees and compensation, consulting costs, and advertising and events.

Research and Development Expenses. Our research and development expenses were $175 thousand for the three months ended December 31, 2025, compared to $153 thousand for the three months ended December 31, 2024, representing an increase of $22 thousand or 14.4% due to an increase in employees and compensation.

Liquidity and Capital Resources

During the three months ended December 31, 2025, we incurred a net loss of $396 thousand, and we used $570 thousand of cash in operating activities. Our primary source of liquidity and capital resources has been the $1.1 million of cash and cash equivalents at the beginning of fiscal year 2026. We had an accumulated deficit of $21.1 million as of December 31, 2025, which includes three non-operational expenses totaling $16.8 million: $6.2 million for the contingent consideration and business combination related costs, $5.7 million for the impairment of goodwill, and $4.9 million for the impairment of intangible assets.

We had net working capital of $478 thousand as of December 31, 2025, compared to net working capital of $770 thousand as of September 30, 2025. The decline in net working capital was primarily due to a decrease in cash partially offset by a decrease in deferred revenue and accrued expenses.

We had $157 thousand of accounts receivable included in our deferred revenue balance of $677 thousand at December 31, 2025.

We did not have any credit facilities available to us as of December 31, 2025, or as of the filing date of this Quarterly Report.

Cash Flows

The following table summarizes selected items in our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31:

(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(570)	$75
Investing activities	-	-
Financing activities	-	-

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

Cash used in operating activities was $570 thousand during the three months ended December 31, 2025, and we recorded a net loss of $396 thousand. During the same period, our non-cash charges totaled $104 thousand, comprised of $100 thousand in stock-based compensation expense and $4 thousand in depreciation. The change in our net operating assets and liabilities was primarily due to a $133 thousand increase in accounts receivable due to the invoice volume in the final month of the fiscal quarter, as well as a $124 thousand decrease in deferred revenue. In addition, there was a $70 thousand decrease in accounts payable and accrued liabilities and a $46 thousand decrease in prepaid expenses.

Investing Activities

There were no investing activities for this reporting period during the three months ended December 31, 2025.

Financing Activities

There were no financing activities during the three months ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

The material weaknesses identified, and the related remediation plan are more fully described in our 2025 Form 10-K. The material weaknesses, summarized in the bullet points below, relate to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Specifically, the material weaknesses identified included the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2025 and through the filing date of this Quarterly Report, there were no material developments to the legal proceedings as disclosed in Part I, Item 3 of the 2025 Form 10-K.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K.

A reverse stock split may not increase the market price of our common stock or improve liquidity.

On January 23, 2026, we effectuated a reverse stock split of our outstanding common stock at a ratio of 1-for-52. There can be no assurance that the reverse stock split will result in a sustained increase in the market price of our common stock, or that it will have the intended effect of improving liquidity or market perception of our common stock. The market price of our common stock may decline following the reverse stock split, and the reduced number of shares outstanding may adversely affect the liquidity of our common stock.

In addition, reverse stock splits are often viewed negatively by the market, which may adversely affect the trading price of our common stock. If the market price of our common stock does not increase proportionately with the reverse stock split ratio, our stockholders may experience a loss in value. Further, the reverse stock split may result in some stockholders owning fewer shares, which could limit their ability to sell shares at desired prices or times.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the three months ended December 31, 2025, or from the period beginning January 1, 2026, through the filing date of this Quarterly Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended December 31, 2025, and from the period from January 1, 2026, to the filing date of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation, as amended, of the registrant, as filed January 12, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
3.2	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation, as amended, of the registrant, as filed January 16, 2026 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed electronically herewith.
**	Furnished electronically herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIDECHANNEL, INC.

Date: February 17, 2026	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

