Form 10-Q
period 2026-03-31
SideChannel, Inc.
filed 2026-05-12
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 4,572,757 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$311	$1,065
Short-term investments	-	100
Accounts receivable, net	548	553
Prepaid expenses and other current assets	396	374
Total current assets	1,255	2,092

Fixed assets	9	17
Goodwill	1,356	1,356
Total assets	$2,620	$3,465

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$331	$515
Deferred revenue	864	801
Income taxes payable	11	6
Total current liabilities	1,206	1,322

Total liabilities	1,206	1,322

Commitments and contingencies (Note 14)

Common stock, $0.001 par value, 681,000,000 shares authorized; 4,572,757 and 4,446,713 shares issued and outstanding as of March 31, 2026, and September 30, 2025	5	4
Additional paid-in capital	22,984	22,874
Accumulated deficit	(21,575)	(20,735)
Total stockholders’ equity	1,414	2,143
Total liabilities and stockholders’ equity	$2,620	$3,465

The Company’s common stock shares issued and outstanding, common stock and additional paid-in capital as of September 30, 2025, have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues	$1,576	$1,894	$3,350	$3,802
Cost of revenues	733	953	1,598	1,987
Gross profit	843	941	1,752	1,815

Operating expenses
General and administrative	724	655	1,400	1,315
Selling and marketing	388	227	846	494
Research and development	179	120	354	273
Total operating expenses	1,291	1,002	2,600	2,082
Operating loss	(448)	(61)	(848)	(267)

Other income, net	6	9	13	22
Net loss before income tax expense	(442)	(52)	(835)	(245)

Income tax expense	2	2	5	4
Net loss	$(444)	$(54)	$(840)	$(249)
Net loss per common share – basic and diluted	$(0.10)	$(0.01)	$(0.19)	$(0.06)
Weighted average common shares outstanding – basic and diluted	4,497,378	4,382,878	4,471,765	4,364,524

The Company’s weighted average common shares outstanding and net loss per common share – basic and diluted for the three and six months ended March 31, 2025, have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2025	4,446,713	$4	$22,874	$(20,735)	$2,143
Stock-based compensation	-	-	100	-	100
Net loss	-	-	-	(396)	(396)
Balance at December 31, 2025	4,446,713	$4	$22,974	$(21,131)	$1,847
Rounding up of fractional shares	20,494	-	-	-	-
Stock-based compensation	105,550	1	10	-	11
Net loss	-	-	-	(444)	(444)
Balance at March 31, 2026	4,572,757	$5	$22,984	$(21,575)	$1,414

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	4,345,680	$4	$22,543	$(19,843)	$2,704
Shares issued for legal settlement	6,854	-	(1)	-	(1)
Stock-based compensation	-	-	112	-	112
Net loss	-	-	-	(195)	(195)
Balance at December 31, 2024	4,352,534	$4	$22,654	$(20,038)	$2,620
Stock-based compensation	94,179	-	43	-	43
Net loss	-	-	-	(54)	(54)
Balance at March 31, 2025	4,446,713	$4	$22,697	$(20,092)	$2,609

The Company’s common shares outstanding (shares and amount) and additional paid-in capital have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes,

which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(840)	$(249)
Adjustments to reconcile net loss to net cash flows provided by / (used in) operating activities:
Depreciation and amortization	8	98
Legal Settlement Paid in Stock	-	(1)
Stock-based compensation and payments for services, net	111	155

Changes in operating assets and liabilities:
Accounts receivable, net	5	(76)
Prepaid expenses and other assets	(22)	(86)
Accounts payable and accrued liabilities	(184)	(128)
Deferred revenue	63	337
Income taxes payable	5	(1)
Net cash provided by / (used in) operating activities	(854)	49

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale (purchase) of short-term investments	100	150
Purchase of fixed assets	-	-
Net cash provided by investing activities	100	150

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

INCREASE / (DECREASE) IN CASH	(754)	199
CASH, BEGINNING OF PERIOD	1,065	1,045
CASH, END OF PERIOD	$311	$1,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchase of RSUs sold by employees to pay for taxes due on vested RSUs	$80	$63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 1 – DESCRIPTION OF BUSINESS

Our mission is to make cybersecurity simple and accessible for emerging to enterprise companies, a market that we believe is currently underserved. We believe that our cybersecurity product and service offerings provide cybersecurity and privacy risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO”), cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness.

We are marketing and selling Enclave, a proprietary software product that simplifies important cybersecurity tasks to achieve “microsegmentation.” By combining zero trust network access with asset intelligence, certificate management, and machine identity, Enclave seamlessly creates a unified security architecture that eliminates traditional network vulnerabilities. This integration enables IT teams to enforce precise access policies based on verified machine identities. Certificate-based identities allow a simplified management for any certificate-based communication, while the zero trust framework continuously validates every connection attempt. This powerful combination delivers robust security without the typical management overhead, allowing organizations to implement sophisticated microsegmentation strategies with remarkable simplicity and minimal resource requirements.

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

On January 23, 2026, in connection with the rounding up of fractional shares resulting from the Reverse Split, the Company issued an aggregate of 20,494 shares of common stock. Of this amount, 397 shares of common stock were issued to stockholders of record and 20,097 shares of common stock were issued to CEDE & Co.

NOTE 3 – GOING CONCERN ASSESSMENT

Going Concern Uncertainty

Management has evaluated the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. As of March 31, 2026, the Company has incurred recurring operating losses and experienced negative cash flows from operations and has limited cash and other sources of liquidity. These conditions, together with the Company’s forecasted cash requirements for operations and other obligations coming due within the next twelve months, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

The Company’s current business plan assumes continued investment in its product offerings and related support activities. Based on its current cash balance, projected cash used in operations, and other obligations coming due during the twelve months following the issuance of these financial statements, management does not believe that the Company will have sufficient liquidity to fund operations and meet its obligations as they become due during that period without obtaining additional capital or implementing significant changes to its operations.

In particular, management has determined that, for the Company to continue to operate for at least twelve months after the date these financial statements are issued, it would be necessary either (i) to secure additional equity or debt financing on acceptable terms or (ii) to eliminate a significant portion of the Company’s product offering and related cost structure.

Management is actively exploring alternatives to address these conditions, including pursuing additional sources of capital and evaluating potential changes to the Company’s product portfolio and related operating cost structure. However, as of the date these financial statements are issued, the Company has not secured additional financing, has not completed any significant reduction in its product offering, and there can be no assurance that such actions will be successfully executed or will be sufficient to enable the Company to continue as a going concern. Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities or any other adjustments that might result if the Company is unable to continue as a going concern.

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

The following table presents revenue reviewed by the CODM for the six months ended March 31, 2026 and 2025:

	Six Months Ended
	March 31,
(in thousands)	2026	2025
vCISO Services	$1,621	$2,265
Cybersecurity Software and Services	1,729	1,537
Total	$3,350	$3,802

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers’ financial condition. Effective January 1, 2023, we implemented the guidance in ASC Topic 326 (Financial Instruments – Credit Losses) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.

There was no bad debt expense recorded for the six months ended March 31, 2026 and 2025.

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There have been no significant events or changes in circumstances during the six months ended March 31, 2026, that would indicate that the carrying amount of the Company’s intangible asset, goodwill, may be impaired as of March 31, 2026.

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

We use the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. We did not record any liabilities for uncertain tax positions during the six months ended March 31, 2026.

Net Loss Per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if warrants were exercised or equity awards vest resulting in the issuance of common stock that could share in our earnings. Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive because of the net loss.

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

Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. For us, annual reporting requirements were effective for our fiscal year 2025 beginning on October 1, 2024, and interim reporting requirements were effective beginning with our first quarter of fiscal year 2026. We manage our operations as a single operating segment for the purpose of assessing performance and making operating decisions. Our Chief Executive Officer is our chief operating decision maker. No changes have been made to the presentation of our financial statements because of this pronouncement.

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

We did not adopt additional new accounting pronouncements during the six months ended March 31, 2026.

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

NOTE 5 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with maturities of less than 90 days from the purchase date are included in “Cash and cash equivalents.” Time deposits with maturities from 91-360 days are included in “Short-term investments.” As of March 31, 2026, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments as of March 31, 2026, and September 30, 2025:

	March 31,	September 30,
(in thousands)	2026	2025
Cash equivalents
Money market funds	$264	$-
Total cash equivalents	$264	$-

Short-term investments
Time deposits	-	100
Total short-term investments	$-	$100

For more information about the fair value of the Company’s financial instruments, see Note 7.

NOTE 6 - LEASES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually. The annual renewal date is January 1st. The lease allows for a 2% increase effective at the beginning of each renewal period. The lease payment is $1,006 per month during calendar year 2026.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

Operating lease expenses were $6 thousand and $6 thousand for the six months ended March 31, 2026 and 2025, respectively.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 (Leases) to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term. We do not have any long-term operating leases or financing leases as of March 31, 2026.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2026, and September 30, 2025.

March 31, 2026
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

NOTE 8 – DEBT

SideChannel did not have debt at March 31, 2026.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2026, and September 30, 2025, we had 4,572,757 and 4,446,713 shares of common stock outstanding, respectively.

The authorized shares and par value per share of common stock were unchanged by the Reverse Split and remain at 681,000,000 shares and $0.001 per share, respectively.

We restated our common shares outstanding (shares and amount) and the value of our APIC to reflect the number of shares outstanding after the Reverse Split. The outstanding shares were retroactively restated for the effect of the Reverse Split from 231,229,054 to 4,446,713 for September 30, 2025.

Common Stock Issued Under Equity Incentive Plan

During the six months ended March 31, 2026, 141,870 Restricted Stock Units (“RSUs”) vested for which we issued 105,550 shares of common stock and 36,320 RSUs were sold by employees to fund payroll taxes.

During the six months ended March 31, 2025, 123,062 RSUs vested for which we issued 94,180 shares of common stock and 28,882 RSUs were sold by employees to fund payroll taxes.

Preferred Stock

As of March 31, 2026, we had zero (0) shares of preferred stock outstanding and were authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share.

Warrants

We have four categories of warrants outstanding which are summarized below along with exercise prices and expiration dates.

(in thousands, except prices and dates)	Number of Warrants	Exercise Price	Expiration Date
2018 Placement Agent	106	$52.00	Aug 7, 2028
2021 Private Placement	130	18.72	Apr 16, 2026
2021 Placement Agent	160	9.36	Apr 16, 2031
2023 Warrant Exchange	335	9.36	Dec 29, 2028
Total Outstanding Warrants	731

The following table summarizes warrant activity for the six months ended March 31, 2026:

(in thousands, except prices and lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2025	832	$17.40	2.89
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(101)	(18.72)	—
Outstanding at March 31, 2026	731	$17.22	2.73

Approximately 101 thousand of 2021 Private Placement warrants expired on March 31, 2026. The remaining 130 thousand 2021 Private Placement warrants outstanding at March 31, 2026, expired between April 1, 2026, and April 16, 2026. Following the expiration of 2021 Private Placement warrants on April 16, 2026, the total warrants outstanding were 601 thousand with average exercise price $16.90 and remaining life of 3.3 years, respectively. The 2021 Private Placement Warrants contained terms that significantly restricted our options for raising capital. The expiration of these warrants provides us with more options to increase liquidity.

NOTE 10 – REVENUE FROM CONTRACTS WITH CLIENTS

Deferred revenue is comprised of payments received from our clients and customers for products or services in advance of receiving the product or service and primarily occurs for annual software and service contracts including Enclave. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

(in thousands)
Balance at September 30, 2025	$801
Deferral of revenue	895
Recognition of revenue	(832)
Balance at March 31, 2026	$864

NOTE 11 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

One client individually accounted for over 10% of our revenue during the three months ended March 31, 2026. No one client individually accounted for over 10% of our revenue during the six months ended March 31, 2026, or the three or six months ended March 31, 2025.

We had no clients with an accounts receivable balance that exceeded 10% of accounts receivable at March 31, 2026.

We maintain our cash, cash equivalents, and short-term investments in accounts held by highly reputable financial institutions (collectively “Deposits”). The Federal Deposit Insurance Corporation (“FDIC”) insures these Deposits up to $250 thousand per financial institution. At times our balance at each institution may exceed the $250 thousand FDIC insured limit. As of March 31, 2026, we had insured Deposits totaling $149 thousand at three (3) distinct financial institutions, leaving approximately $162 thousand of our Deposits uninsured. We have not experienced any losses on Deposits.

NOTE 12 – RELATED PARTY TRANSACTIONS

We did not have any new related party transactions or material changes to existing related party transactions during the six months ended March 31, 2026.

Brian Haugli, our Chief Executive Officer, a member of our Board of Directors, and a significant stockholder in the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pay licensing fees to RealCISO for such use.

For the six months ended March 31, 2026, we paid $66 thousand to RealCISO for licenses, and invoiced RealCISO $38 thousand for software development services that we provided RealCISO.

No other related party transactions occurred during the six months ended March 31, 2026.

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

The award quantities and grant date fair values have been retroactively adjusted to reflect the Reverse Split.

Restricted Stock Units

The following table summarizes the activity of our RSUs granted under our Equity Incentive Plan during the six months ended March 31, 2026:

(in thousands)	Number of RSUs
Outstanding RSUs at September 30, 2025	294
Granted	173
Vested	(142)
Canceled/Forfeited	(12)
Outstanding RSUs at March 31, 2026	313

On March 16, 2026, we awarded 140,497 RSUs vesting over three years beginning on March 1, 2027, and ending on March 1, 2029, to officers and employees. During the quarter ended December 31, 2025, we awarded 32,695 RSUs to new employees. Vesting of 30,771 RSUs awarded during the quarter ended December 31, 2025, occurs over three years beginning on March 1, 2026, and ending on March 1, 2028, and the remaining 1,924 vested on March 2, 2026. The average grant date fair value of RSUs granted during the six months ended March 31, 2026, was $2.31. The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

Our total stock-based compensation expense for the six months ended March 31, 2026, was $191 thousand for the amortization of outstanding equity compensation grants. Stock-based compensation of $144 thousand is included in general and administrative expense, $29 thousand in selling and marketing expense, and $18 thousand in research and development expense.

The unamortized stock compensation expense at March 31, 2026, was $707 thousand, and the remaining weighted average term to vesting was 2.33 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We are currently not involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

NOTE 15 - SUBSEQUENT EVENTS

On April 16, 2026, the final tranche of 2021 Private Placement Warrants expired. As of April 17, 2026, the total warrants outstanding were 601 thousand with average exercise price $16.90 and remaining life of 3.3 years, respectively. The 2021 Private Placement Warrants contained terms that significantly restricted our options for raising capital. The expiration of these warrants provides us with more options to increase liquidity.

The Company has evaluated events through May 13, 2026, the filing date of this Quarterly Report on Form 10-Q and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

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

Overview

Our Business

Our mission is to make cybersecurity simple and accessible for emerging to enterprise companies, a market that we believe is currently underserved. We believe that our cybersecurity offerings will identify and develop cybersecurity, privacy, and risk management solutions for our customers. We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO”), cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness.

We are marketing and selling Enclave, a proprietary software product that simplifies important cybersecurity tasks to achieve “microsegmentation.” By combining zero trust network access with asset intelligence, certificate management and machine identity, Enclave seamlessly creates a unified security architecture that eliminates traditional network vulnerabilities. This integration enables IT teams to enforce precise access policies based on verified machine identities. Certificate-based identities allow a simplified management for any certificate-based communication, while the zero trust framework continuously validates every connection attempt. This powerful combination delivers robust security without the typical management overhead, allowing organizations to implement sophisticated microsegmentation strategies with remarkable simplicity and minimal resource requirements.

Our growth strategy focuses on these three initiatives:

●	Increasing adoption of Enclave: By promoting Enclave and our other cybersecurity solutions to our existing vCISO clients, we aim to deepen our relationships and provide comprehensive, integrated security solutions. This supports the increased demand for zero trust strategies and remote worker technologies.

●	Securing new vCISO Services Clients: As organizations plan to increase security investments due to breaches and the rising complexity of cyber threats, we aim to expand our client base by offering flexible, expert vCISO Services that address budget constraints and the need for rapid security posture establishment.

●	Adding new Cybersecurity Software and Services offerings: We plan to enhance our portfolio by incorporating transformational technologies such as AI-based security operations, data security posture management, polymorphic encryption, cyber-physical system security, and application security posture management. This aligns with industry trends and the anticipated incremental spend on application and data security due to generative AI.

We internally report our revenue using two categories:

●	vCISO Services: This category captures the revenue from the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis. Embedded into the C-suite executive teams of our clients, our vCISOs deliver services including assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO Services. Engagements typically include a fixed monthly subscription fee and exceed 12 months because of renewal options of 1, 3, 6, or 12 months.

●	Cybersecurity Software and Services: This category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets, including Enclave. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers and value-added resellers (“VARs”). Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category.

Revenue

The following revenue metrics are for the six months ended March 31, 2026, compared to the six months ended March 31, 2025:

●	Total revenue decreased by $452 thousand or 11.9%.
●	vCISO Services revenue decreased by $644 thousand or 28.4%.
●	Cybersecurity Software and Services category revenue grew by $192 thousand or 12.5%.

The year-over-year decline in vCISO Services revenue reflects the loss of clients with a higher-than-average annual contract value and the transitioning of vCISO Services clients into lower revenue generating Cybersecurity Software and Services. Cybersecurity Software and Services revenue benefited from these transitions along with the expansion of the software and services offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new, while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for the six months ended March 31, 2026 and 2025:

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for the trailing twelve months ended March 31, 2026, and September 30, 2025, by revenue category:

	Trailing Twelve Months Ended
	March 31, 2026	September 30, 2025

vCISO Services	58.9%	56.4%
Cybersecurity Software & Services	79.0%	76.9%
Total	66.8%	63.6%

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Revenues	$1,576	$1,894
Cost of revenues	733	953
Gross profit	843	941
Gross margin	53.5%	49.7%
Operating expenses
General and administrative	724	655
Selling and marketing	388	227
Research and development	179	120
Total operating expenses	1,291	1,002
Operating loss	(448)	(61)

Other income, net	6	9
Net loss before income tax expense	(442)	(52)

Income tax expense	2	2
Net loss	$(444)	$(54)
Net loss per common share – basic and diluted	$(0.10)	$(0.01)
Weighted average common shares outstanding – basic and diluted	4,497,378	4,382,878

Revenue. Our revenue was $1.6 million for the quarter ended March 31, 2026, compared to $1.9 million for the quarter ended March 31, 2025, representing a decrease of $318 thousand or 16.8%. This decrease was primarily due to the loss of clients with higher than average contract value.

Gross Profit. Our gross profit was $843 thousand and gross margin was 53.5% for the quarter ended March 31, 2026, compared to $941 thousand or 49.7% for the quarter ended March 31, 2025. The increase in our gross margin was the result of Enclave, which has a high gross margin, contributing a larger percentage of our revenue in the three months ended March 31, 2026, than for the three months ended March 31, 2025. Additional factors contributing to our gross margin increase in the quarter ended March 31, 2026, were improved utilization of service delivery employees in the current fiscal year compared to the prior fiscal year.

Operating Expenses. Operating expenses increased $289 thousand or 28.8% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expenses were $724 thousand for the three months ended March 31, 2026, compared to $655 thousand for the three months ended March 31, 2025, representing an increase of $69 thousand or 10.5%. The increase was the result of higher personnel and public entity expenses as well as the impact of the elimination of our allowance for doubtful accounts in 2025, which was not the case in 2026, partially offset by lower consulting, legal, and amortization costs in the current fiscal year.

Selling and Marketing Expenses. Our sales and marketing expenses were $388 thousand for the three months ended March 31, 2026, compared to $227 thousand for the three months ended March 31, 2025, representing an increase of $161 thousand or 70.9% due to an increase in employees and compensation, consulting costs, advertising, and events.

Research and Development Expenses. Our research and development expenses were $179 thousand for the three months ended March 31, 2026, compared to $120 thousand for the three months ended March 31, 2025, representing an increase of $59 thousand or 49.2% due to an increase in employees and compensation.

Six Months Ended March 31, 2026, Compared to Six Months Ended March 31, 2025

	Six Months Ended
	March 31,
(in thousands)	2026	2025
Revenues	$3,350	$3,802
Cost of revenues	1,598	1,987
Gross profit	1,752	1,815
Gross margin	52.3%	47.7%
Operating expenses
General and administrative	1,400	1,315
Selling and marketing	846	494
Research and development	354	273
Total operating expenses	2,600	2,082
Operating loss	(848)	(267)

Other income, net	13	22
Net loss before income tax expense	(835)	(245)

Income tax expense	5	4
Net loss	$(840)	$(249)
Net loss per common share – basic and diluted	$(0.19)	$(0.06)
Weighted average common shares outstanding – basic and diluted	4,471,765	4,364,524

Revenue. Our revenue was $3.4 million for the six months ended March 31, 2026, compared to $3.8 million for the six months ended March 31, 2025, representing a decrease of $452 thousand or 11.9%. This decrease was primarily due to the loss of clients with higher than average contract value.

Gross Profit. Our gross profit was $1.8 million and gross margin was 52.3% for the six months ended March 31, 2026, compared to $1.8 million and gross margin was 47.7% for the six months ended March 31, 2025. The increase in our gross margin was the result of Enclave, which has a high gross margin, contributing a larger percentage of our revenue in the six months ended March 31, 2026, than for the six months ended March 31, 2025. Additional factors contributing to our gross margin increase in the six months ended March 31, 2026, were improved utilization of service delivery employees in the current fiscal year compared to the prior fiscal year.

Operating Expenses. Operating expenses increased $518 thousand or 24.9% for the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expenses were $1.4 million for the six months ended March 31, 2026, compared to $1.3 million for the six months ended March 31, 2025, representing an increase of $85 thousand or 6.5%. The increase was the result of higher personnel expenses as well as the impact of the elimination of our allowance for doubtful accounts in 2025, which was not the case in 2026, partially offset by lower consulting, legal, and amortization costs in the current fiscal year.

Selling and Marketing Expenses. Our sales and marketing expenses were $846 thousand for the six months ended March 31, 2026, compared to $494 thousand for the six months ended March 31, 2025, representing an increase of $352 thousand or 71.3% due to an increase in employees and compensation, consulting costs, advertising, and events.

Research and Development Expenses. Our research and development expenses were $354 thousand for the six months ended March 31, 2026, compared to $273 thousand for the six months ended March 31, 2025, representing an increase of $81 thousand or 29.7% due to an increase in employees and compensation.

Liquidity and Capital Resources

During the six months ended March 31, 2026, we incurred a net loss of $840 thousand, and we used $854 thousand of cash in operating activities. Our primary source of liquidity and capital resources has been the $1.1 million of cash and cash equivalents at the beginning of fiscal year 2026. We had an accumulated deficit of $21.6 million as of March 31, 2026, which includes three non-operational expenses totaling $16.8 million: $6.2 million for the contingent consideration and business combination related costs, $5.7 million for the impairment of goodwill, and $4.9 million for the impairment of intangible assets.

We had net working capital of $49 thousand as of March 31, 2026, compared to net working capital of $770 thousand as of September 30, 2025. The decline in net working capital was primarily due to a decrease in cash partially offset by a decrease in accrued expenses.

We had $82 thousand of accounts receivable included in our deferred revenue balance of $864 thousand at March 31, 2026.

We did not have any credit facilities available to us as of March 31, 2026, or as of the filing date of this Quarterly Report.

Cash Flows

The following table summarizes selected items in our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31:

(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(854)	$49
Investing activities	100	150
Financing activities	-	-

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

Cash used in operating activities was $854 thousand during the six months ended March 31, 2026, and we recorded a net loss of $840 thousand. During the same period, our non-cash charges totaled $119 thousand, comprised of $111 thousand in stock-based compensation expense and $8 thousand in depreciation. The changes in our net operating assets and liabilities include a $184 thousand decrease in accounts payable and accrued liabilities, a $63 thousand increase in deferred revenue, and a $22 thousand increase in prepaid expenses and other assets.

Investing Activities

During the six months ended March 31, 2026, a $100 thousand certificate of deposit matured.

Financing Activities

There were no financing activities during the six months ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2026, and through the filing date of this Quarterly Report, there were no material developments to the legal proceedings as disclosed in Part I, Item 3 of the 2025 Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the six months ended March 31, 2026, or from the period beginning April 1, 2026, through the filing date of this Quarterly Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the six months ended March 31, 2026, and from the period from April 1, 2026, to the filing date of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

SIDECHANNEL, INC.

Date: May 12, 2026	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

