Form 10-Q
period 2026-06-30
SideChannel, Inc.
filed 2026-08-12
CIK 1022505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 4,572,757 shares of common stock outstanding.

SIDECHANNEL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$326	$1,065
Short-term investments	-	100
Accounts receivable, net	489	553
Prepaid expenses and other current assets	394	374
Total current assets	1,209	2,092

Fixed assets	5	17
Goodwill	1,356	1,356
Total assets	$2,570	$3,465

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$525	$515
Deferred revenue	663	801
Income taxes payable	6	6
Total current liabilities	1,194	1,322

Total liabilities	1,194	1,322

Commitments and contingencies (Note 14)

Common stock, $0.001 par value, 681,000,000 shares authorized; 4,572,757 and 4,446,713 shares issued and outstanding as of June 30, 2026, and September 30, 2025	5	4
Additional paid-in capital	23,080	22,874
Accumulated deficit	(21,709)	(20,735)
Total stockholders’ equity	1,376	2,143
Total liabilities and stockholders’ equity	$2,570	$3,465

The Company’s common stock shares issued and outstanding, common stock and additional paid-in capital as of September 30, 2025, have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$1,797	$1,776	$5,147	$5,578
Cost of revenues	811	941	2,409	2,928
Gross profit	986	835	2,738	2,650

Operating expenses
General and administrative	551	715	1,951	2,030
Selling and marketing	396	242	1,242	736
Research and development	174	146	528	419
Total operating expenses	1,121	1,103	3,721	3,185
Operating loss	(135)	(268)	(983)	(535)

Other income, net	3	9	16	31
Net loss before income tax expense	(132)	(259)	(967)	(504)

Income tax expense	2	2	7	6
Net loss	$(134)	$(261)	$(974)	$(510)
Net loss per common share – basic and diluted	$(0.03)	$(0.06)	$(0.22)	$(0.12)
Weighted average common shares outstanding – basic and diluted	4,572,757	4,446,716	4,505,429	4,391,929

The Company’s weighted average common shares outstanding and net loss per common share – basic and diluted for the three and nine months ended June 30, 2025, have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2025	4,446,713	$4	$22,874	$(20,735)	$2,143
Stock-based compensation	-	-	100	-	100
Net loss	-	-	-	(396)	(396)
Balance at December 31, 2025	4,446,713	$4	$22,974	$(21,131)	$1,847
Rounding up of fractional shares	20,494
Stock-based compensation	105,550	1	10	-	11
Net loss	-	-	-	(444)	(444)
Balance at March 31, 2026	4,572,757	$5	$22,984	$(21,575)	$1,414
Stock-based compensation	-	-	96	-	96
Net loss	-	-	-	(134)	(134)
Balance at June 30, 2026	4,572,757	$5	$23,080	$(21,709)	$1,376

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	4,345,680	$4	$22,543	$(19,843)	$2,704
Shares issued for legal settlement	6,854	-	(1)	-	(1)
Stock-based compensation	-	-	112	-	112
Net loss	-	-	-	(195)	(195)
Balance at December 31, 2024	4,352,534	$4	$22,654	$(20,038)	$2,620
Stock-based compensation	94,179	-	43	-	43
Net loss	-	-	-	(54)	(54)
Balance at March 31, 2025	4,446,713	$4	$22,697	$(20,092)	$2,609
Stock-based compensation	-	-	88	-	88
Net loss	-	-	-	(261)	(261)
Balance at June 30, 2025	4,446,713	$4	$22,785	$(20,353)	$2,436

The Company’s common shares outstanding (shares and amount) and additional paid-in capital have been retroactively restated for the reverse stock split as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(974)	$(510)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	12	148
Legal Settlement Paid in Stock	-	(1)
Stock-based compensation and payments for services, net	207	243

Changes in operating assets and liabilities:
Accounts receivable, net	64	(27)
Prepaid expenses and other current assets	(20)	(68)
Accounts payable and accrued liabilities	10	(199)
Deferred revenue	(138)	367
Income taxes payable	-	1
Net cash used in operating activities	(839)	(46)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale of short-term investments	100	150
Net cash provided by investing activities	100	150

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

INCREASE / (DECREASE) IN CASH	(739)	104
CASH, BEGINNING OF PERIOD	1,065	1,045
CASH, END OF PERIOD	$326	$1,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchase of RSUs sold by employees to pay for taxes due on vested RSUs	$80	$63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIDECHANNEL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1 – DESCRIPTION OF BUSINESS

Our mission is to deliver security leadership and infrastructure to organizations. Our cybersecurity Enclave platform and fractional security service offerings provide cybersecurity and privacy risk management solutions for our customers, built on decades of experience across government, manufacturing, and global enterprises.

We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO”) services, cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness. Our vCISO practice helps growing and regulated organizations build security programs that are practical, measurable, and built to last.

We are offering Enclave, our proprietary zero-trust security platform that simplifies important cybersecurity tasks to achieve microsegmentation. Enclave unifies asset intelligence, network segmentation, and certificate lifecycle management (“CLM”) in a single platform, combining zero trust network access with machine identity to address traditional network vulnerabilities. This integration enables IT teams to enforce precise access policies based on verified machine identities. Certificate-based identities allow a simplified management for any certificate-based communication, while the zero trust framework continuously validates every connection attempt. This combination strengthens security and allows organizations to implement microsegmentation strategies without adding headcount or operational complexity. Organizations partner with SideChannel when they need security strategy and security infrastructure, from the same team.

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

On January 23, 2026, in connection with the rounding up of fractional shares resulting from the Reverse Split, the Company issued an aggregate of 20,494 shares of common stock. Of this amount, 397 shares of common stock were issued to stockholders of record, and 20,097 shares of common stock were issued to CEDE & Co.

NOTE 3 – GOING CONCERN ASSESSMENT

Going Concern Uncertainty

Management has evaluated the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. As of June 30, 2026, the Company has incurred recurring operating losses and experienced negative cash flows from operations and has limited cash and other sources of liquidity. These conditions, together with the Company’s forecasted cash requirements for operations and other obligations coming due within the next twelve months, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

The following table presents revenue reviewed by the CODM for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended
	June 30,
(in thousands)	2026	2025
vCISO Services	$2,491	$3,198
Cybersecurity Software and Services	2,656	2,380
Total	$5,147	$5,578

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

There was no bad debt expense recorded for the nine months ended June 30, 2026 and 2025.

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. We have incurred net losses since determining the carrying amount of our goodwill. We believe additional quarter-over-quarter revenue increases combined with our cost reductions, which began taking effect during the three months ended March 31, 2026, will likely generate net income and positive cash flow. There have been no significant events or changes in circumstances during the nine months ended June 30, 2026, that would indicate that the carrying amount of the Company’s intangible asset, goodwill, may be impaired as of June 30, 2026.

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

We use the two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. We did not record any liabilities for uncertain tax positions during the nine months ended June 30, 2026.

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

We did not adopt additional new accounting pronouncements during the nine months ended June 30, 2026.

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

NOTE 5 – CASH EQUIVALENTS AND INVESTMENTS

We have financial instruments included as cash equivalents and short-term investments on our balance sheets. Money market funds and time deposits with maturities of less than 90 days from the purchase date are included in “Cash and cash equivalents.” Time deposits with maturities from 91-360 days are included in “Short-term investments.” As of June 30, 2026, the Company had no long-term investments.

The following table presents the carrying amounts of cash equivalents and short-term investments as of June 30, 2026, and September 30, 2025:

	June 30,	September 30,
(in thousands)	2026	2025
Cash equivalents
Money market funds	$101	$-
Total cash equivalents	$101	$-

Short-term investments
Time deposits	-	100
Total short-term investments	$-	$100

For more information about the fair value of the Company’s financial instruments, see Note 7.

NOTE 6 - LEASES

On December 10, 2021, we entered into a lease for approximately 500 square feet of office space at 146 Main Street in Worcester, Massachusetts, with the option to renew annually. The annual renewal date is January 1st. The lease allows for a 2% increase effective at the beginning of each renewal period. The lease payment is $1 thousand per month during calendar year 2026.

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows.

Operating lease expenses were $9 thousand and $9 thousand for the nine months ended June 30, 2026 and 2025, respectively.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 (Leases) to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term. We do not have any long-term operating leases or financing leases as of June 30, 2026.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2026, and September 30, 2025.

	June 30, 2026
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Cash Equivalents

Money Market Funds	$101	$101	$-	$-	$-

Total Cash Equivalents	$101	$101	$-	$-	$-

Short-term investments

Time deposits: 91 - 360 days	$-	$-	$-	$-	$-

Total short-term investments	$-	$-	$-	$-	$-

	September 30, 2025
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Short-term investments

Time deposits: 91 - 360 days	$100	$-	$100	$-	$100

Total short-term investments	$100	$-	$100	$-	$100

NOTE 8 – DEBT

SideChannel did not have debt at June 30, 2026.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2026, and September 30, 2025, we had 4,572,757 and 4,446,713 shares of common stock outstanding, respectively.

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

Common Stock Issued Under Equity Incentive Plan

During the nine months ended June 30, 2026, 141,870 Restricted Stock Units (“RSUs”) vested for which we issued 105,550 shares of common stock and 36,320 RSUs were sold by employees to fund payroll taxes.

During the nine months ended June 30, 2025, 123,062 RSUs vested for which we issued 94,180 shares of common stock and 28,882 RSUs were sold by employees to fund payroll taxes.

Preferred Stock

As of June 30, 2026, we had zero (0) shares of preferred stock outstanding and were authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share.

Warrants

We have three categories of warrants outstanding which are summarized below along with exercise prices and expiration dates.

(in thousands, except prices and dates)	Number of Warrants	Exercise Price	Expiration Date
2018 Placement Agent	106	$52.00	Aug 7, 2028
2021 Placement Agent	160	9.36	Apr 16, 2031
2023 Warrant Exchange	335	9.36	Dec 29, 2028
Total Outstanding Warrants	601

The following table summarizes warrant activity for the nine months ended June 30, 2026:

(in thousands, except prices and lives)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at September 30, 2025	832	$17.40	2.89
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(231)	(18.72)	—
Outstanding at June 30, 2026	601	$16.90	3.06

Approximately 101 thousand of 2021 Private Placement warrants expired on March 31, 2026, and an additional 130 thousand of 2021 Private Placement warrants expired between April 1, 2026, and April 16, 2026. The 2021 Private Placement Warrants contained terms that significantly restricted our options for raising capital. The expiration of these warrants provides us with more options to increase liquidity.

NOTE 10 – REVENUE FROM CONTRACTS WITH CLIENTS

Deferred revenue is comprised of payments received from our clients and customers for products or services in advance of receiving the product or service and primarily occurs for annual software and service contracts including Enclave. The deferred revenue is expected to be earned within 12 months of the balance sheet date.

(in thousands)
Balance at September 30, 2025	$801
Deferral of revenue	1,185
Recognition of revenue	(1,323)
Balance at June 30, 2026	$663

NOTE 11 – BUSINESS RISK AND CREDIT RISK CONCENTRATION INVOLVING CASH

No client individually accounted for over 10% of our revenue during the three months ended June 30, 2026. No one client individually accounted for over 10% of our revenue during the nine months ended June 30, 2026 or 2025; one client accounted for over 10% of our revenue during the three months ended June 30, 2025.

We had no clients with an accounts receivable balance that exceeded 10% of accounts receivable at June 30, 2026.

We maintain our cash, cash equivalents, and short-term investments in accounts held by highly reputable financial institutions (collectively “Deposits”). The Federal Deposit Insurance Corporation (“FDIC”) insures these Deposits up to $250 thousand per financial institution. At times our balance at each institution may exceed the $250 thousand FDIC insured limit. As of June 30, 2026, we had insured Deposits totaling $237 thousand at three (3) distinct financial institutions, leaving approximately $89 thousand of our Deposits uninsured. We have not experienced any losses on Deposits.

NOTE 12 – RELATED PARTY TRANSACTIONS

We did not have any new related party transactions or material changes to existing related party transactions during the nine months ended June 30, 2026.

Brian Haugli, our Chief Executive Officer, a member of our Board of Directors, and a significant stockholder of the Company, is also a principal shareholder of RealCISO Inc. (“RealCISO”). We are a reseller of the RealCISO software. We receive revenue from our customers for the use of RealCISO software and pay licensing fees to RealCISO for such use.

For the nine months ended June 30, 2026, we paid $85 thousand to RealCISO for licenses, and invoiced RealCISO $62 thousand for software development services that we provided RealCISO.

No other related party transactions occurred during the nine months ended June 30, 2026.

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

The award quantities and grant date fair values have been retroactively adjusted to reflect the Reverse Split.

Restricted Stock Units

The following table summarizes the activity of our RSUs granted under our Equity Incentive Plan during the nine months ended June 30, 2026:

(in thousands)	Number of RSUs
Outstanding RSUs at September 30, 2025	294
Granted	197
Vested	(142)
Canceled/Forfeited	(19)
Outstanding RSUs at June 30, 2026	330

●	During the quarter ended June 30, 2026, we awarded 23,799 RSUs, vesting over three years beginning March 1, 2027, and ending on March 1, 2029, to directors and employees.

●	On March 16, 2026, we awarded 140,497 RSUs vesting over three years beginning on March 1, 2027, and ending on March 1, 2029, to officers and employees.

●	During the quarter ended December 31, 2025, we awarded 32,695 RSUs to new employees. Vesting of 30,771 RSUs awarded during the quarter ended December 31, 2025, occurs over three years beginning on March 1, 2026, and ending on March 1, 2028, and the remaining 1,924 vested on March 2, 2026.

The average grant date fair value of RSUs granted during the nine months ended June 30, 2026, was $2.26. The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period.

Our total stock-based compensation expense for the nine months ended June 30, 2026, was $287 thousand for the amortization of outstanding equity compensation grants. Stock-based compensation of $220 thousand is included in general and administrative expense, $41 thousand in selling and marketing expense, and $26 thousand in research and development expense.

The unamortized stock compensation expense at June 30, 2026, was $634 thousand, and the remaining weighted average term to vesting was 2 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

NOTE 15 - SUBSEQUENT EVENTS

On July 27, 2026, the Company filed a Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock (the “Certificate of Withdrawal”) with the Secretary of State of the State of Delaware. The Company previously filed a Certificate of Designation providing for the Company’s Series A preferred stock. As of July 27, 2026, no shares of Series A preferred stock were outstanding. The Certificate of Withdrawal had the effect of eliminating the Series A preferred stock. The previously designated shares of Series A preferred stock have been returned as authorized preferred stock available for designation and issuance as determined by the Company’s Board of Directors.

The Company has evaluated events through August 12, 2026, the filing date of this Quarterly Report on Form 10-Q and determined that, except as set forth above, there have been no subsequent events that occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

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

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our 2025 Form 10-K.

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

The market data and certain other statistical information used throughout this Quarterly Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all the disclosures contained in this Quarterly Report, and we believe these industry publications and third-party research, surveys and studies are reliable. We are not aware of any misstatements regarding any third-party information presented in this Quarterly Report; however, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in the section entitled “Part II Item 1A. Risk Factors” of this Quarterly Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to SideChannel (as defined herein), is also based on our good faith estimates.

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

Overview

Our Business

Our mission is to deliver security leadership and infrastructure to organizations. Our cybersecurity Enclave platform and fractional security service offerings provide cybersecurity and privacy risk management solutions for our customers, built on decades of experience across government, manufacturing, and global enterprises.

We anticipate that our target customers will continue to need cost-effective security solutions. We continue to expand our catalogue of services and solutions to address the cybersecurity needs of our customers, including virtual Chief Information Security Officer (“vCISO”) services, cyber program strategy, zero trust, third-party risk management, compliance readiness, cloud security services, privacy, threat intelligence, managed end-point security solutions, and cybersecurity awareness. Our vCISO practice helps growing and regulated organizations build security programs that are practical, measurable, and built to last.

We are offering Enclave, our proprietary zero-trust security platform that simplifies important cybersecurity tasks to achieve microsegmentation. Enclave unifies asset intelligence, network segmentation, and certificate lifecycle management (“CLM”) in a single platform, combining zero trust network access with machine identity to address traditional network vulnerabilities. This integration enables IT teams to enforce precise access policies based on verified machine identities. Certificate-based identities allow a simplified management for any certificate-based communication, while the zero trust framework continuously validates every connection attempt. This combination strengthens security and allows organizations to implement microsegmentation strategies without adding headcount or operational complexity. Organizations partner with SideChannel when they need security strategy and security infrastructure, from the same team.

Our growth strategy focuses on these three initiatives:

●	Increasing adoption of Enclave: By promoting Enclave and our other cybersecurity solutions to our existing vCISO clients, we aim to deepen our relationships and provide comprehensive, integrated security solutions. This supports the increased demand for zero trust strategies and remote worker technologies.

●	Securing new vCISO Services Clients: As organizations plan to increase security investments due to breaches and the rising complexity of cyber threats, we aim to expand our client base by offering flexible, expert vCISO Services that address budget constraints and the need for rapid security posture establishment.

●	Adding new Cybersecurity Software and Services offerings: We plan to enhance our portfolio by incorporating transformational technologies such as AI-based security operations, data security posture management, polymorphic encryption, cyber-physical system security, and application security posture management. This aligns with industry trends and the anticipated incremental spend on application and data security due to generative AI.

We internally report our revenue using two categories:

●	vCISO Services: This category captures the revenue from the Chief Information Security Officer services that we provide to our clients on a “virtual” or outsourced basis. Embedded into the C-suite executive teams of our clients, our vCISOs deliver services including assessing the cybersecurity risk profile, implementing policies and programs to mitigate risks, and managing the day-to-day tasks to ensure compliance with the adopted cybersecurity framework. Most of our clients use our vCISO Services. Engagements typically include a fixed monthly subscription fee and exceed 12 months because of renewal options of 1, 3, 6, or 12 months.

●	Cybersecurity Software and Services: This category encompasses an array of cybersecurity software and services that our clients deem necessary to protect their digital assets, including Enclave. These augment our vCISO offering and include a full range of other cybersecurity products and services delivered through a team of security engineers along with a network of third-party service providers and value-added resellers (“VARs”). Commercial relationships with third-party service providers and VARs provide SideChannel with additional internal capabilities to mitigate cybersecurity risks. We earn licensing revenue from software contracts and commissions from third-party service provider partnerships which are included in this revenue category.

Revenue

The following revenue metrics are for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025:

●	Total revenue decreased by $431 thousand or 7.7%.
●	vCISO Services revenue decreased by $707 thousand or 22.1%.
●	Cybersecurity Software and Services category revenue grew by $276 thousand or 11.6%.

The year-over-year decline in vCISO Services revenue reflects the loss of clients with a higher-than-average annual contract value and the transitioning of vCISO Services clients into lower revenue generating Cybersecurity Software and Services. Cybersecurity Software and Services revenue benefited from these transitions along with the expansion of the software and services offered.

We also monitor new and retained revenue. The revenue earned from clients during our first twelve months of working with them is classified as new, while the revenue earned with clients after our first twelve months of working with them is classified as retained. The following chart provides details on our new and retained revenue for the nine months ended June 30, 2026 and 2025:

New and Retained Revenue
(in thousands)
vCISO FY26
vCISO FY25
Cybersecurity software and services FY26
Cybersecurity software and services FY25
$2,491
New $486
Retained $2,005
$3,198
New $1,204
Retained $1,994
$2,656
New $859
Retained $1,797
$2,380
New $960
Retained $1,420

Further, we consider revenue retention a key performance indicator. Revenue retention is calculated by dividing retained revenue by the prior year total revenue. The following table shows the revenue retention for the trailing twelve months ended June 30, 2026, and September 30, 2025, by revenue category:

	Trailing Twelve Months Ended
	June 30, 2026	September 30, 2025

vCISO Services	61.7%	56.4%
Cybersecurity Software & Services	77.6%	76.9%
Total	68.2%	63.6%

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,
(in thousands)	2026	2025
Revenues	$1,797	$1,776
Cost of revenues	811	941
Gross profit	986	835
Gross margin	54.9%	47.0%
Operating expenses
General and administrative	551	715
Selling and marketing	396	242
Research and development	174	146
Total operating expenses	1,121	1,103
Operating loss	(135)	(268)

Other income, net	3	9
Net loss before income tax expense	(132)	(259)

Income tax expense	2	2
Net loss	$(134)	$(261)
Net loss per common share – basic and diluted	$(0.03)	$(0.06)
Weighted average common shares outstanding – basic and diluted	4,572,757	4,446,716

Revenue. Our revenue was $1.8 million for the quarter ended June 30, 2026, compared to $1.8 million for the quarter ended June 30, 2025, representing an increase of $21 thousand or 1.2%. This increase was primarily due to a $85 thousand increase in cybersecurity software and services partially offset by a $64 thousand decrease in vCISO services.

Gross Profit. Our gross profit was $986 thousand and gross margin was 54.9% for the quarter ended June 30, 2026, compared to $835 thousand or 47.0% for the quarter ended June 30, 2025. The increase in our gross margin was the result of Enclave, which has a high gross margin, contributing a larger percentage of our revenue in the three months ended June 30, 2026, than for the three months ended June 30, 2025. Additional factors contributing to our gross margin increase in the quarter ended June 30, 2026, were improved utilization of service delivery employees in the current fiscal year compared to the prior fiscal year.

Operating Expenses. Operating expenses increased $18 thousand or 1.6% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expenses were $551 thousand for the three months ended June 30, 2026, compared to $715 thousand for the three months ended June 30, 2025, representing a decrease of $164 thousand or 22.9%. The favorable variance was driven by decreases in personnel costs, amortization, and professional services.

Selling and Marketing Expenses. Our sales and marketing expenses were $396 thousand for the three months ended June 30, 2026, compared to $242 thousand for the three months ended June 30, 2025, representing an increase of $154 thousand or 63.6% due to increases in employees and compensation, stock compensation expense, and travel and office supplies.

Research and Development Expenses. Our research and development expenses were $174 thousand for the three months ended June 30, 2026, compared to $146 thousand for the three months ended June 30, 2025, representing an increase of $28 thousand or 19.2% due to an increase in employees and compensation.

Nine Months Ended June 30, 2026, Compared to Nine Months Ended June 30, 2025

	Nine Months Ended
	June 30,
(in thousands)	2026	2025
Revenues	$5,147	$5,578
Cost of revenues	2,409	2,928
Gross profit	2,738	2,650
	53.2%	47.5%
Operating expenses
General and administrative	1,951	2,030
Selling and marketing	1,242	736
Research and development	528	419
Total operating expenses	3,721	3,185
Operating loss	(983)	(535)

Other income, net	16	31
Net loss before income tax expense	(967)	(504)

Income tax expense	7	6
Net loss	$(974)	$(510)
Net loss per common share – basic and diluted	$(0.22)	$(0.12)
Weighted average common shares outstanding – basic and diluted	4,505,429	4,391,929

Revenue. Our revenue was $5.1 million for the nine months ended June 30, 2026, compared to $5.6 million for the nine months ended June 30, 2025, representing a decrease of $431 thousand or 7.7%. This decrease was primarily due to a $708 thousand decrease in vCISO services partially offset by a $277 thousand increase in cybersecurity software and services.

Gross Profit. Our gross profit was $2.7 million and gross margin was 53.2% for the nine months ended June 30, 2026, compared to $2.7 million and gross margin was 47.5% for the nine months ended June 30, 2025. The increase in our gross margin was the result of Enclave, which has a high gross margin, contributing a larger percentage of our revenue in the nine months ended June 30, 2026, than for the nine months ended June 30, 2025. Additional factors contributing to our gross margin increase in the nine months ended June 30, 2026, were improved utilization of service delivery employees in the current fiscal year compared to the prior fiscal year.

Operating Expenses. Operating expenses increased $536 thousand or 16.8% for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The changes for each operating expense area are discussed below.

General and Administrative Expenses. Our general and administrative expenses were $2.0 million for the nine months ended June 30, 2026, compared to $2.0 million for the nine months ended June 30, 2025, representing a decrease of $79 thousand or 3.9%. Decreases in stock compensation expense, amortization, and professional services were partially offset by increases in personnel related costs.

Selling and Marketing Expenses. Our sales and marketing expenses were $1.2 million for the nine months ended June 30, 2026, compared to $736 thousand for the nine months ended June 30, 2025, representing an increase of $506 thousand or 68.8% due to an increase in employees and compensation, consulting costs, advertising, and events.

Research and Development Expenses. Our research and development expenses were $528 thousand for the nine months ended June 30, 2026, compared to $419 thousand for the nine months ended June 30, 2025, representing an increase of $109 thousand or 26.0% due to an increase in employees and compensation.

Liquidity and Capital Resources

During the nine months ended June 30, 2026, we incurred a net loss of $974 thousand, and we used $839 thousand of cash in operating activities. Our primary source of liquidity and capital resources has been the $1.1 million of cash and cash equivalents at the beginning of fiscal year 2026. We had an accumulated deficit of $21.8 million as of June 30, 2026, which includes three non-operational expenses totaling $16.8 million: $6.2 million for the contingent consideration and business combination related costs, $5.7 million for the impairment of goodwill, and $4.9 million for the impairment of intangible assets.

We had net working capital of $15 thousand as of June 30, 2026, compared to net working capital of $770 thousand as of September 30, 2025. The decline in net working capital was primarily due to a decrease in cash caused by current year operating losses.

We had $165 thousand of accounts receivable included in our deferred revenue balance of $663 thousand at June 30, 2026.

We did not have any credit facilities available to us as of June 30, 2026, or as of the filing date of this Quarterly Report.

Cash Flows

The following table summarizes selected items in our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30:

(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(839)	$(46)
Investing activities	100	150
Financing activities	-	-

Operating Activities

We receive cash each month from revenue generated from our clients. We use this cash and a portion of our cash reserves to pay for our monthly expenses. Material cash requirements include personnel costs and the expenses associated with being a public reporting company.

Cash used in operating activities was $839 thousand during the nine months ended June 30, 2026, and we recorded a net loss of $974 thousand. During the same period, our non-cash charges totaled $219 thousand, comprised of $207 thousand in net stock-based compensation expense and $12 thousand in depreciation and amortization. The changes in our net operating assets and liabilities include $64 thousand increase in accounts receivable and $138 thousand decrease in deferred revenue.

Investing Activities

During the nine months ended June 30, 2026, a $100 thousand certificate of deposit matured.

Financing Activities

There were no financing activities during the nine months ended June 30, 2026.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to goodwill and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our Unaudited Condensed Consolidated Financial Statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

As of June 30, 2026, there have been no significant changes to the accounting estimates that we have deemed critical.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended June 30, 2026, and through the filing date of this Quarterly Report, there were no material developments to the legal proceedings as disclosed in Part I, Item 3 of the 2025 Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Securities

There were no sales of unregistered securities during the nine months ended June 30, 2026, or from the period beginning April 1, 2026, through the filing date of this Quarterly Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers during the nine months ended June 30, 2026, and from the period from April 1, 2026, to the filing date of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

SIDECHANNEL, INC.

Date: August 12, 2026	By:	/s/ Brian Haugli
Brian Haugli
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer
(Principal Accounting/Financial Officer)

